Form 10-Q
period 2015-11-01
DULUTH HOLDINGS INC.
filed 2015-12-18
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-37641

_________________________________________

DULUTH HOLDINGS INC.

(Exact name of registrant as specified in its charter)

 _________________________________________

Wisconsin	39-1564801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

170 Countryside Drive Belleville, Wisconsin	53508
(Address of principal executive offices)	(Zip Code)

(608) 424-1544
(Registrant’s telephone number, including area code)

_________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the Registrant’s Class A common stock, No par value, as of December 15, 2015, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, No par value, as of December 15, 2015, was 28,951,742.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED November 1, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	November 1, 2015	February 1, 2015
ASSETS	(unaudited)
Current Assets:
Cash	$209	$7,881
Accounts receivable	54	17
Other receivables	576	74
Inventory, less reserve for excess and obsolete items of $1,559 and $1,290, respectively	72,993	41,363
Prepaid expenses	4,068	2,716
Deferred catalog costs	3,040	1,300
Total current assets	80,940	53,351
Property and equipment, net	21,554	16,880
Goodwill	402	402
Other assets, net	329	316
Total assets	$103,225	$70,949
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$21,456	$14,199
Line of credit	—	600
Bank overdrafts	88	—
Current maturities of long-term debt	726	828
Accrued expenses:
Salaries and benefits	869	3,429
Deferred revenue	4,615	4,029
Freight	1,304	1,912
Product returns	892	961
Other	2,442	1,679
Total current liabilities	32,392	27,637
Long-term line of credit	30,293	—
Long-term debt, less current maturities	4,367	4,255
Deferred rent obligations, less current maturities	930	795
Total liabilities	67,982	32,687
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of November 1, 2015 and February 1, 2015	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of November 1, 2015 and February 1, 2015	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 21,262 and 20,436 shares issued and outstanding as of November 1, 2015 and February 1, 2015, respectively	—	—
Capital stock	1,301	802
Retained earnings	32,253	36,025
Accumulated other comprehensive loss	(34)	(45)
Total shareholders' equity of Duluth Holdings Inc.	33,520	36,782
Noncontrolling interest	1,723	1,480
Total shareholders' equity	35,243	38,262
Total liabilities and shareholders' equity	$103,225	$70,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net sales	$55,296	$42,566	$163,780	$121,736
Cost of goods sold	23,692	18,628	69,051	52,045
Gross profit	31,604	23,938	94,729	69,691
Selling, general and administrative expenses	29,958	20,830	84,574	59,676
Operating income	1,646	3,108	10,155	10,015
Interest expense	114	132	226	259
Other income, net	44	42	119	117
Income before income taxes	1,576	3,018	10,048	9,873
Income tax expense	—	—	—	—
Net income	1,576	3,018	10,048	9,873
Less: Net income attributable to noncontrolling interest	67	24	149	125
Net income attributable to controlling interest	$1,509	$2,994	$9,899	$9,748
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	23,815	23,815	23,815	23,815
Net income per share attributable to controlling interest	$0.06	$0.13	$0.42	$0.41
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	24,026	23,949	24,289	23,997
Net income per share attributable to controlling interest	$0.06	$0.13	$0.41	$0.41
Pro Forma Net Income Information (Note 1):
Income before provision for income taxes	$1,509	$2,994	$9,899	$9,748
Pro forma provision for income taxes	604	1,198	3,960	3,899
Pro forma net income attributable to controlling interest	$905	$1,796	$5,939	$5,849
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)	$0.04	$0.08	$0.25	$0.25
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)	$0.04	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net Income	$1,576	$3,018	$10,048	$9,873
Other comprehensive income
Change in value of interest rate swap agreement	1	6	11	20
Comprehensive income	1,577	3,024	10,059	9,893
Comprehensive income attributable to noncontrolling interest	67	24	149	183
Comprehensive income attributable to controlling interest	$1,510	$3,000	$9,910	$9,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

				Accumulated	Noncontrolling
				other	interest in	Total
	Capital stock		Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	earnings	loss	entities	equity
Balance at February 1, 2015	24,062	$802	$36,025	$(45)	$1,480	$38,262
Issuance of common stock	564	—	—	—	—	—
Amortization of stock-based compensation	—	499	—	—	—	499
Capital contributions	—	—	—	—	344	344
Distributions	—	—	(13,671)	—	(250)	(13,921)
Net income	—	—	9,899	—	149	10,048
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	11	—	11
Balance at November 1, 2015	24,626	$1,301	$32,253	$(34)	$1,723	$35,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	November 1, 2015	November 2, 2014
Cash flows from operating activities:
Net income	$10,048	$9,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,998	1,287
Amortization of stock-based compensation	499	53
Loss on disposal of property and equipment	—	4
Changes in operating assets and liabilities:
Accounts receivable	(37)	(8)
Other receivables	(654)	(139)
Inventory	(31,187)	(26,254)
Prepaid expense	(1,248)	(519)
Deferred catalog costs	311	(1,014)
Trade accounts payable	4,915	2,421
Accrued expenses and deferred rent obligations	(1,910)	(368)
Net cash used in operating activities	(17,265)	(14,664)
Cash flows from investing activities:
Purchases of property and equipment	(6,553)	(5,125)
Purchases of other assets	(58)	(44)
Deconsolidation of Schlecht Enterprises, LLC	—	(1,773)
Net cash used in investing activities	(6,611)	(6,942)
Cash flows from financing activities:
Proceeds from line of credit	64,058	51,262
Payments on line of credit	(34,365)	(25,658)
Proceeds from long term debt	800	632
Payments on long term debt	(534)	(868)
Payments on capital lease obligations	(256)	(32)
Change in bank overdrafts	88	856
Distributions to shareholders	(13,671)	(11,724)
Distributions to holders of noncontrolling interest in variable interest entities	(250)	(60)
Capital contributions to variable interest entities	344	50
Other	(10)	—
Net cash provided by financing activities	16,204	14,458
Decrease in cash	(7,672)	(7,148)
Cash at beginning of period	7,881	7,500
Cash at end of period	$209	$352
Supplemental disclosure of cash flow information
Interest paid	$156	$258

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc., (“Duluth Trading” or the “Company”) a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of November 1, 2015, the Company operated six retail stores and two outlet stores across Minnesota, Iowa and Wisconsin. The Company’s products are marketed under the Duluth Trading Company brand, with the majority being exclusively developed and sold as Duluth Trading branded merchandise.

The Company has two classes of authorized common stock: Class A common stock and Class B common stock. The rights of holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to ten votes per share and is convertible at any time into one share of Class B common stock. Each share of Class B common stock is entitled to one vote per share. The Company’s Class B common stock trades on the NASDAQ Global Select Market under the symbol “DLTH.”

On November 25, 2015, the Company converted from an “S” corporation to a “C” corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code, as amended (the “Code”), and the Company completed its initial public offering (“IPO”). See Note 12 “Subsequent Events,” for more information.

B.    Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2015 is a 52-week period and ends on January 31, 2016. Fiscal 2014 was a 52-week period and ended on February 1, 2015. The three and nine months of fiscal 2015 and fiscal 2014 represent the Company’s 13 and 39-week periods ended November 1, 2015 and November 2, 2014, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended November 1, 2015 and November 2, 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended November 1, 2015 and November 2, 2014. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-207300) (“Form S-1”), which was declared effective by the SEC on November 19, 2015.

C.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

D.    Unaudited Pro Forma Net Income Information

The unaudited pro forma net income information gives effect to the conversion of the Company to a “C” corporation on November 25, 2015. Prior to such conversion, the Company was an “S” corporation and generally not subject to income taxes. The pro forma net income, therefore, includes an adjustment for income tax expense on the income attributable to controlling interest as if the Company had been a “C” corporation as of February 4, 2013 at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory rate for each period. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

The unaudited pro forma basic and diluted net income per share of Class A and Class B common stock is computed using the unaudited pro forma net income, as discussed above.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Information regarding significant accounting policies is contained in Note B, “Summary of Significant Accounting Policies,” of the consolidated financial statements of the Company’s Form S-1. Presented below in the following note is supplemental information that should be read in conjunction with the “Notes to Consolidated Financial Statements”  included in the Form S-1.

A.    Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the parent, Duluth Holdings Inc., and its wholly-owned subsidiary, Duluth Trading Company, LLC. The Company also consolidates Schlecht Retail Ventures LLC (“SRV”) as a  variable interest entity  (see Note 6 “Variable Interest Entities”). Prior to May 21, 2014, the Company consolidated Schlecht Enterprises, LLC (“SE”) as a variable interest entity. Effective May 21, 2014, SE was no longer considered a variable interest entity and was not consolidated after that date.

B.    Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.    Revenue Recognition

The Company recognizes revenue when the following four criteria are met:

•	persuasive evidence of an arrangement exists;
•	title has passed to the customer;
•	the sales price is fixed and determinable and no further obligation exists; and
•	collectability is reasonably assured.

These criteria are met upon customer receipt of the product (for direct sales) or at the point of sale (for retail store transactions). At the time of revenue recognition, the Company provides for estimated costs that may be incurred for product warranties and sales returns. A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise.

D.    Deferred Catalog and Advertising Expenses

The Company’s direct-response advertising consists of producing, printing and mailing catalogs, which are capitalized as deferred catalog costs and amortized over the expected term of the related revenue stream (generally three to five months from the date catalogs are mailed). The Company’s non-direct response advertising costs are expensed as they are incurred. Non-direct response advertising costs primarily consist of billboards, web marketing programs, and radio and television advertisements.

Catalog and advertising expenses were $12.9 million and $37.0 million for the three and nine months ended November 1, 2015, respectively, and $8.8 million and $27.0 million for the three and nine months ended November 2, 2014, respectively.

E.     Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, for the Company’s direct business, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $3.4 million and $10.7 million for the three and nine months ended November 1, 2015, respectively, and $2.6 million and $8.0 million for the three and nine months ended November 2, 2014, respectively.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

F.     Income Taxes

For federal and state income tax purposes, the Company and its shareholders have elected to be treated as an “S” corporation in accordance with the provisions of Subchapter S of the Code. SE and SRV are limited liability companies. Therefore, the Company’s, SE’s and SRV’s taxable income or loss is included in the individual income tax returns of the shareholders and members, as applicable, for both federal and state income tax purposes. Accordingly, no provision has been made for federal or state income taxes in the condensed consolidated financial statements.

ASC 740, Income Taxes, provides guidance related to the accounting for uncertainty in income taxes and establishes the criteria that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. The Company has assessed whether there remains any income tax expense related to its tax positions. The Company does not believe there is any uncertainty with respect to its tax positions that would result in a material change to the condensed consolidated financial statements. The Company recognizes penalties and interest related to uncertain tax positions as income tax expense. There were no amounts recorded as tax expense for interest or penalties for both the three and nine months ended November 1, 2015 and November 2, 2014.

As discussed in Note 1 “Nature of Operations and Basis of Presentation,” and Note 12 “Subsequent Events,” on November 25, 2015, the Company terminated its “S” corporation status and became a “C” corporation.

3    DEBT AND LINES OF CREDIT

Debt consists of the following:

	November 1, 2015	February 1, 2015
(in thousands)
Mortgage Note due March 2017	$3,238	$3,345
Mortgage Note due May 2019	542	590
SRV Mortgage Note due September 2017	777	—
SRV Mortgage Note due August 2016	461	475
SRV Mortgage Note due February 2015	—	342
Capitalized lease obligations	75	331
	$5,093	$5,083
Less: current maturities	(726)	(828)
Long-term debt	$4,367	$4,255

SE entered into a mortgage note (“Mortgage 2017 Note”) with an original balance of $3.8 million. The Mortgage 2017 Note expires in March 2017 and requires monthly payments of $11,900, plus interest at a rate equal to the one-month LIBOR rate plus 1.75 percentage points (effective rate of 1.9% on November 1, 2015), with a final balloon payment due in March 2017. In May 2014, the Mortgage 2017 Note was assumed by the Company in conjunction with the Company’s acquisition of the related real property from SE (see Note 6 “Variable Interest Entities”). In connection with the Mortgage 2017 Note, the Company entered into an interest rate swap agreement to reduce the impact of changes in the interest rate (see Note 4 “Derivative Financial Instrument”).

During fiscal 2014, the Company entered into a mortgage note (“Mortgage 2019 Note”) with an original balance of $0.6 million. The Mortgage 2019 Note expires in May 2019 and requires monthly payments of $5,300 plus interest at 4%, with a final balloon payment due in May 2019.

The Mortgage 2017 Note and Mortgage 2019 Note are secured by a commercial guaranty from the Company and collateralized by the existing real property owned by the Company in Belleville, Wisconsin. The Mortgage 2017 Note and the Mortgage 2019 Note require that the Company maintain certain financial and non-financial covenants, including a minimum tangible net worth and a minimum trailing twelve month EBITDA.

Schlecht Retail Ventures LLC

SRV entered into a mortgage note (“SRV 2017 Note”) with an original balance of $0.8 million. The SRV 2017 Note expires in September 2017 and requires monthly payments of $3,300 plus interest at 3.1%, with a final balloon payment due in September 2017.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

SRV entered into a mortgage note (“SRV 2016 Note”) with an original balance of $0.5 million. The SRV 2016 Note expires in August 2016 and requires monthly payments of $3,400, including interest at 4.5%, with a final balloon payment due in August 2016.

The SRV 2017 Note and SRV 2016 Note are guaranteed by the Company’s majority shareholder and collateralized by certain real property owned by SRV in Mt. Horeb, Wisconsin. The SRV 2016 Note requires that SRV maintain certain financial and non-financial covenants, including a debt service coverage ratio.

SRV had a mortgage note (“SRV 2015 Note”) with an original balance of $0.4 million due February 2015. The agreement terminated and the SRV 2015 Note was paid in full in February 2015.

Lines of Credit

On July 27, 2015, the Company amended its revolving line of credit from a bank with availability of $40.0 million, subject to certain borrowings base limits, which expires July 2018 and bears interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.25 percentage points (effective rate of 1.4% at November 1, 2015). This revolving line of credit requires that the Company maintain certain financial and non-financial covenants, including a minimum tangible net worth and a  minimum trailing twelve month EBITDA.

SRV had available a $0.6 million revolving line of credit from a bank which bore interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.5 percentage points. SRV had outstanding borrowings of $0.6 million on the revolving line of credit at February 1, 2015. The outstanding balance was paid in full and the agreement terminated in February 2015.

As of November 1, 2015 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

4    DERIVATIVE FINANCIAL INSTRUMENT

The Company uses an interest rate swap to manage its interest rate risk on the Mortgage 2017 Note (see Note 3 “Debt”). The Company does not hold or issue derivative financial instruments for trading purposes. The interest rate swap agreement has a notional principal amount equal to the outstanding balance on the Mortgage 2017 Note and matures in March 2017. The agreement effectively changes the Company’s interest rate exposure on the entire outstanding balance of the mortgage note to a fixed rate of 3%. The interest rate swap is designated as a cash flow hedge and qualifies for hedge accounting treatment using the shortcut method. Under the shortcut method, there are no gains or losses recognized due to hedge ineffectiveness and the change in the fair value of the interest rate swap is assumed to perfectly offset the change in fair value of the hedged debt. As a result, the Company reports changes in the fair value of the interest rate swap as other comprehensive income or loss in the period of change.

The fair value of the interest rate swap agreement is recorded as a liability included in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets as follows:

	November 1, 2015	February 1, 2015
(in thousands)
Interest rate swap	$34	$45

5    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s interest rate swap agreement is valued in accordance with ASC 820, Fair Value Measurements. The guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The asset’s or liability’s fair value measurement level with the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the fair value hierarchy. However, most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with the framework, the Company attempts to maximize the use of observable market inputs in its models. When observable inputs are not available, the Company defaults to unobservable inputs. Derivatives valued based on models with significant unobservable inputs that not actively traded (or for which trade activity is one-way) are classified with Level 3 of the fair value hierarchy. The Company obtains fair value information regarding the interest rate swap agreement directly from the counter party. The model is based on observable inputs; therefore, the resulting obligation is classified within Level 2 of the fair value hierarchy at November 1, 2015 and February 1, 2015.

The carrying value of cash, accounts receivable, accounts payable and debt approximate fair value. The carrying value of goodwill and intangible assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).

6    VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of November 1, 2015 and February 1, 2015, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

The Company leases certain retail store facilities and office buildings from SRV, a VIE whose primary purpose and activity is to own this real property. SRV is a Wisconsin limited liability company that is owned by the majority shareholder of the Company. The Company considers itself the primary beneficiary for SRV as the Company is expected to receive a majority of SRV’s expected residual returns based on the activity of SRV. As the Company is the primary beneficiary, it consolidates SRV and the leases are eliminated in consolidation.

Through May 21, 2014, the Company leased certain distribution and administrative office facilities from SE, a VIE whose sole purpose and activity was to own this real property. SE is a Wisconsin limited liability company that is owned by the majority shareholder of the Company. Through May 21, 2014, the Company considered itself the primary beneficiary for SE as the Company was expected to receive a majority of SE’s expected residual returns based on the activity of SE. As the Company was the primary beneficiary, it consolidated SE through that date and the lease was eliminated in consolidation. On May 21, 2014, the Company acquired certain real property of SE with a net book value of $3.0 million for total consideration of $5.0 million. The Company assumed SE’s existing mortgage note on the property, which had a carrying value of $3.4 million and paid the remaining consideration of $1.6 million in cash. SE recorded the $2.0 million gain on disposal of these assets as an adjustment to retained earnings. The Company recorded the cost and accumulated depreciation and amortization of the acquired property and loan origination fees at book value and recorded the excess purchase price over net book value as an adjustment to retained earnings. As a result, the consolidated balance sheet was not impacted by this transaction. As a result of the termination of the lease, the Company no longer leases any assets from SE and the Company no longer considers itself the primary beneficiary for SE.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of November 1, 2015 and February 1, 2015:

	November 1, 2015	February 1, 2015
(in thousands)
Cash	$144	$61
Other receivables	8	6
Property and equipment, net	2,841	2,852
Other assets, net	12	2
Total assets	$3,005	$2,921

Line of credit	$—	$600
Other current liabilities	546	24
Long-term debt	736	817
Noncontrolling interest in VIE	1,723	1,480
Total liabilities and shareholders' equity	$3,005	$2,921

7    EARNINGS PER SHARE

Earnings per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings per share is based on weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock. The weighted average shares used for earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
(in thousands)
Basic weighted average shares	23,815	23,815	23,815	23,815
Effect of common stock equivalents	211	134	474	182
Diluted weighted average shares	24,026	23,949	24,289	23,997

8    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share based payments at fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company during the three and nine months ended November 1, 2015 was $0.17 million and $0.50 million, respectively. Total stock compensation expense associated with restricted stock recognized by the Company during the three and nine months ended November 2, 2014 was $0.02 million and $0.05 million, respectively.

A summary of the activity in the Company’s non-vested restricted stock during the nine months ended November 1, 2015 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 1, 2015	246,708	$1.67
Granted	564,438	3.35
Outstanding at November 1, 2015	811,146	$2.84

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At November 1, 2015, the Company has unrecognized compensation expense of $1.7 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.7 years.

9    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 1, 2015	February 1, 2015
(in thousands)
Land and land improvements	$1,107	$1,107
Leasehold improvements	5,135	4,052
Buildings	8,991	8,991
Vehicles	98	98
Warehouse equipment	2,380	1,724
Office equipment and furniture	4,814	3,894
Computer equipment	1,663	1,424
Software	6,172	3,620
	30,360	24,910
Accumulated depreciation and amortization	(10,088)	(8,144)
	20,272	16,766
Construction in progress	1,282	114
Property and equipment, net	$21,554	$16,880

10    SEGMENT REPORTING

The Company has two operating segments, which are also its reportable segments: direct and retail. The direct segment includes revenues from the Company’s website and catalogs. The retail segment include revenues from the Company’s retail and outlet stores. These two operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance of the segments.

Interest expense, income tax expense, corporate expenses, which include but are not limited to: human resources, legal, finance, information technology, design and other corporate related expenses are included in the Company’s direct segment. Depreciation and amortization, and property and equipment expenditures are recognized in each respective segment.

Variable allocations of assets are not made for segment reporting. The Company does not have any assets outside of the United States. Sales outside of the United States were insignificant.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is presented in the following tables:

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
(in thousands)
Net sales
Direct	$46,543	$36,671	$141,241	$108,511
Retail	8,753	5,895	22,539	13,225
Total net sales	$55,296	$42,566	$163,780	$121,736
Operating income
Direct	$126	$2,090	$6,270	$8,095
Retail	1,520	1,018	3,885	1,920
Total operating income	1,646	3,108	10,155	10,015
Interest expense	114	132	226	259
Other income, net	44	42	119	117
Income before income taxes	$1,576	$3,018	$10,048	$9,873

Segment total assets

	November 1, 2015	February 1, 2015
(in thousands)
Direct	$89,232	$61,653
Retail	13,993	9,296
Total assets at period end	$103,225	$70,949

11    RECENT ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition.  ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt ASU 2014-09 on January 29, 2018, the first day of the Company’s first quarter for the fiscal year ending February 3, 2019, the Company’s fiscal year 2018. The Company has not selected a method for adoption nor determined the potential effects on the Company’s consolidated financial statements.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Accordingly, the Company will adopt ASU 2015-11 on January 30, 2017, the first day of the Company’s first quarter for the fiscal year ending January 28, 2018, the Company’s fiscal year 2017. The Company has not determined the impact of this new accounting guidance on the Company’s consolidated financial statements.

12    SUBSEQUENT EVENTS

On November 4, 2015, the Company effectuated a 3,738-for-one stock split on all shares of Class A common stock and Class B common stock. All share and per share data have been retroactively restated in the accompanying condensed consolidated financial statements to give effect to a 3,738-for-one stock split, which became effective November 4, 2015.

Prior to November 25, 2015 the Company was taxed as an “S” corporation for federal income tax purposes under Section 1362 of the Code, and therefore was not subject to federal and state income taxes. On November 25, 2015, the Company’s “S” corporation status terminated, and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates. As a result of the conversion to a “C” corporation, the Company recorded an increase in current deferred tax assets of $1.9 million and an increase in noncurrent deferred tax liabilities of $1.2 million. In connection with the IPO, the Company’s Board of Directors declared a final distribution to shareholders who were shareholders immediately prior to the IPO, including some of the Company’s directors and officers, relating to the termination of the “S” corporation status in an amount equal to 100% of the Company’s cumulative undistributed taxable income from the date of its formation through November 25, 2015, which is currently estimated to be $51.1 million. The final “S” corporation distribution will include an amount of income based on the expected results of operations for the full 2015 calendar year, which is the Company’s 2015 tax year, prorated from January 1, 2015 through the date of conversion to a “C” corporation, unless otherwise required by law. This prorated amount may be increased based on the actual results of operations for the 2015 calendar year. The Company used a portion of the net proceeds from the IPO to repay borrowings under a short-term note in the aggregate principal amount of $46.3 million, which were used to fund part of this final distribution, and the Company intends to fund the balance of this final distribution with cash on hand, the revolving line of credit or the net proceeds of the IPO.

On November 25, 2015, the Company completed its IPO in which it issued and sold 7,666,667 shares of its Class B common stock, which includes 1,000,000 shares of Class B common stock issued pursuant to the underwriters’ option to purchase additional shares, at a price to the public of $12.00 per share, less the underwriting discount. The Company received net proceeds of approximately $83.7 million after deducting the underwriting discount of $6.4 million and related fees and expenses of approximately $1.9 million. As described above, the Company used $46.3 million of the net proceeds from the IPO to pay in full the amount previously borrowed from a bank to pay a portion of the distribution of 100% of the cumulative undistributed taxable earnings to its then existing shareholders from the date of its formation through the date of termination of its “S” corporation status.

In connection with the IPO, the Company adopted the 2015 Equity Incentive Plan of Duluth Holdings Inc. (“2015 Plan”), which provides compensation alternatives such as stock options, restricted stock awards, restricted stock units, deferred stock and performance share units, using or based on the Company’s Class B common stock. The 2015 Plan is administered by the Company’s compensation committee, and the compensation committee has the full power and authority to select the participants to whom awards are granted, subject to the provisions of the 2015 Plan. The Company has reserved 1,614,631 shares of Class B common stock for the issuance of awards under the 2015 Plan. On the first day of the first four fiscal years following the IPO, the number of shares reserved for future issuance under the 2015 Plan will increase by 1.25% of the number of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year.

On November 25, 2015, the Company granted an aggregate of 23,331 restricted shares of Class B common stock to its seven non-employee directors under the 2015 Plan. These shares vest on November 25, 2016. The grant date fair value of these awards totaled approximately  $0.3 million and the Company is recognizing the expense relating to these awards on a straight line basis through the vesting date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Registration Statement on Form S-1, as amended (File No. 333-207300), which was declared effective on November 19, 2015.

Effective February 2013, we changed our fiscal year end from December 31 to the Sunday nearest to January 31. Fiscal 2014 represents our 52-week periods ended February 1, 2015. The three months of fiscal year 2015 and fiscal year 2014 represent our 13-week periods ended November 1, 2015 and November 2, 2014, respectively. The nine months of fiscal year 2015 and fiscal year 2014 represent our 39-week periods ended November 1, 2015 and November 2, 2014, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc. and its subsidiary and affiliates on a consolidated basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 90.1% of our fiscal 2014 net sales. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we expanded our retail presence, and as of November 1, 2015, we operated six retail stores and two outlet stores. Net sales for the retail segment represented 15.8% and 13.8% of consolidated net sales for the three and nine months ending November 1, 2015, respectively, and 13.8% and 10.9% of consolidated net sales for the three and nine months ending November 2, 2014, respectively.

We offer a comprehensive line of innovative, durable and functional product, such as our Longtail T® shirts, Buck NakedTM underwear, and Fire Hose® work pants, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a heritage in workwear that transcends tradesmen and appeals to a broad demographic for everyday and on-the-job use.

From our heritage as a catalog for those working in the building trades, Duluth Trading has become a widely recognized brand and proprietary line of innovative and functional apparel and gear. Over the last decade, we have created strong brand awareness, built a loyal customer base and generated robust sales momentum. We have done so by sticking to our roots of “there’s gotta be a better way” and through our relentless focus on providing our customers with quality, functional products.

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 23 consecutive quarters through November 1, 2015;
•

Net sales in fiscal 2015 third quarter increased by 29.9% over the prior year third quarter to $55.3 million and net sales in the fiscal 2015 nine months increased by 34.5% over the prior year nine months to $163.8 million;

•

Adjusted EBITDA in fiscal 2015 third quarter decreased by 26.2% over the prior year third quarter to $2.7 million and Adjusted EBITDA in the fiscal 2015 nine months increased by 17.8% over the prior year nine months to $13.9 million.

See “Reconciliation of Net Income to Adjusted EBITDA” section for a reconciliation of our net income to Adjusted EBITDA, a non-U.S. GAAP financial measure. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

Our business is seasonal, and as a result, our net sales fluctuate from quarter to quarter, which often affects the comparability of our results between quarters. Net sales are historically higher in the fourth quarter of our fiscal year due to the holiday selling season.

On November 4, 2015, we effectuated a 3,738-for-one stock split on all Class A common stock and Class B common stock.

On November 5, 2015, we opened a retail store in Sioux Falls, South Dakota.

On November 25, 2015, our “S” corporation status terminated and we converted to a “C” corporation. We became subject to corporate-level federal and state income taxes at prevailing corporate rates. See Note 12, “Subsequent Events,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our “S” corporation termination.

On November 25, 2015, we completed an initial public offering (“IPO”) in which we issued and sold 7,666,667 shares of our Class B common stock, which includes 1,000,000 shares of Class B common stock issued pursuant to the underwriters’ option to purchase additional shares, at a price to the pubic of $12.00 per share, less the underwriting discount. We received net proceeds of approximately $83.7 million after deducting the underwriting discount of $6.4 million and related fees and expenses of approximately $1.9 million. We used $46.3 million of the net proceeds from the IPO to pay in full the amount previously borrowed from a bank to pay a portion of the distribution of 100% of the cumulative undistributed taxable earnings to our then existing shareholders from the date of our formation through the date of termination of our “S” corporation status.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results.

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Direct sales are recognized upon customer receipt of the product, while retail sales are recognized at the point of sale.

Comparable Store Sales

Comparable store sales are generally calculated based upon retail stores that were open at least twelve full fiscal months as of the end of the reporting period. Our outlet stores are not included in the comparable store sales calculations.

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over-period net sales in stores that have been open for twelve fiscal months or more. Some of our competitors and other retailers calculate comparable store sales differently than we do; as a result, our comparable store sales may not be comparable to similar data made available by other companies. While we have experienced strong comparable store sales growth to date, we have excluded comparable store sales data from this Form 10-Q due to the limited number of comparable retail stores as of November 1, 2015. Although retail store expansion is part of our growth strategy, we expect a significant percentage of our net sales to come from our direct segment for the foreseeable future.

Gross Profit

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or market reserves; inbound freight; and freight from our distribution centers to our retail stores. The primary drivers of the costs of individual goods are raw materials costs. We expect gross profit to increase to the extent that we successfully grow our net sales. Given the size of our direct segment sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset shipping and handling expense included in selling, general and administrative expenses. Declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense. Our gross profit may not be comparable to other retailers, as we do not include distribution network and store occupancy expenses in calculating gross profit, but instead we include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll-related expenses and occupancy expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. They also include marketing expense, which primarily includes television advertising, catalog production, mailing and print advertising costs, as well as all logistics costs associated with shipping product to our customers, consulting and software expenses and professional services fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower-volume quarters and lower in higher-volume quarters because a portion of the costs are relatively fixed.

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are advertising, marketing and payroll costs. While we expect these expenses to increase as we continue to open new stores, increase brand awareness and grow our organization to support our growing business, we believe these expenses will decrease as a percentage of sales over time.

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure of operating performance, as it provides a clearer picture of operating results by excluding the effects of financing and investing activities by eliminating the effects of interest and depreciation costs and eliminating expenses that are not reflective of underlying business performance. We use Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business.

We define Adjusted EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense and provision for income taxes adjusted for the impact of certain items, including non-cash and other items we do not consider representative of our ongoing operating performance. Because Adjusted EBITDA omits non-cash items, we feel that it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges.

Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
(in thousands)
Direct net sales	$46,543	$36,671	$141,241	$108,511
Retail net sales	8,753	5,895	22,539	13,225
Net sales	55,296	42,566	163,780	121,736
Cost of goods sold	23,692	18,628	69,051	52,045
Gross profit	31,604	23,938	94,729	69,691
Selling, general and administrative expenses	29,958	20,830	84,574	59,676
Operating income	1,646	3,108	10,155	10,015
Interest expense	114	132	226	259
Other income, net	44	42	119	117
Income before income taxes	1,576	3,018	10,048	9,873
Income tax expense	—	—	—	—
Net income	1,576	3,018	10,048	9,873
Less: Net income attributable to noncontrolling interest	67	24	149	125
Net income attributable to controlling interest	$1,509	$2,994	$9,899	$9,748
Percentage of Net sales:
Direct net sales	84.2%	86.2%	86.2%	89.1%
Retail net sales	15.8%	13.8%	13.8%	10.9%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.8%	43.8%	42.2%	42.8%
Gross profit	57.2%	56.2%	57.8%	57.2%
Selling, general and administrative expenses	54.2%	48.9%	51.6%	49.0%
Operating income	3.0%	7.3%	6.2%	8.2%
Interest expense	0.2%	0.3%	0.1%	0.2%
Other income, net	0.1%	0.1%	0.1%	0.1%
Income before income taxes	2.9%	7.1%	6.1%	8.1%
Income tax expense	-%	-%	-%	-%
Net income	2.9%	7.1%	6.1%	8.1%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%	0.1%	0.1%
Net income attributable to controlling interest	2.7%	7.0%	6.0%	8.0%
Pro Forma Net Income Information(1):
Income before provision for income taxes	$1,509	$2,994	$9,899	$9,748
Pro forma provision for income taxes	604	1,198	3,960	3,899
Pro forma net income attributable to controlling interest	$905	$1,796	$5,939	$5,849

(1)

The unaudited pro forma net income information for all periods presented gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40.0%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

Three Months Ended November 1, 2015 Compared to Three Months Ended November 2, 2014

Net Sales

Net sales increased $12.7 million, or 29.9%, to $55.3 million in the three months ended November 1, 2015 compared to $42.6 million in the three months ended November 2, 2014, driven by gains in both direct and retail segments of $9.9 million, or 26.9%, and $2.9 million, or 48.5%, respectively, across virtually all product categories. The direct net sales gains were largely attributable to our marketing efforts, which resulted in greater e-commerce traffic to our website and sales through our call center. Our website visits increased 39.2% in the three months ended November 1, 2015 compared to the three months ended November 2, 2014. The increase in retail net sales was primarily attributable to the opening of a new store during the third quarter of fiscal 2014 and the opening of a  new store and an outlet store during the first and third quarter of fiscal 2015, which in total accounted for an increase of $2.4 million in net sales.

Gross Profit

Gross profit increased $7.7 million, or 32.0%, to $31.6 million in the three months ended November 1, 2015 compared to $23.9 million in the three months ended November 2, 2014. As a percentage of net sales, gross margin increased 100 basis points to 57.2% of net sales in the three months ended November 1, 2015, compared to 56.2% of net sales in the three  months ended November 2, 2014. The increase in gross profit of $7.7 million was primarily driven by an increase in net sales as discussed above. The increase in gross margin rate was primarily attributable to product mix coupled with an increase in full price sales as a percentage of overall net sales in the three months ended November 1, 2015 compared to the three months ended November 2, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.1 million, or 43.8%, to $30.0 million in the three months ended November 1, 2015 compared to $20.8 million in the three months ended November 2, 2014. The increase in selling, general and administrative expenses of $9.1 million was attributable to an increase of $4.1 million in advertising and marketing costs, $2.5 million in general and administrative expenses and $2.5 million in selling expenses. The increase in advertising and marketing costs was primarily driven by our continued marketing efforts coupled with the testing of new advertisements and timing of such advertisements compared to the prior three months ended November 2, 2014. The increase in general and administrative expenses was primarily due to an increase in personnel expense, consulting and professional fees due to the growth of our business, consulting-related fees for our warehouse management system and increased professional fees related to us becoming a public company, coupled with an increase in depreciation expense due to retail stores, information technology and infrastructure investments. The increase in selling expense was primarily due to an increase in distribution labor as a result of increased net sales coupled with additional expenses incurred in the implementation of our warehouse management system and third party logistics infrastructure to support the continuing growth of our business.

As a percentage of net sales, selling, general and administrative expenses increased 530 basis points to 54.2% of net sales in the three months ended November 1, 2015 compared to 48.9% of net sales in the three months ended November 2, 2014.  The increase of 530 basis points was primarily attributable to increases of 270 basis points in advertising and marketing costs, due to testing of new advertisements coupled with timing, and 130 basis points in both selling expenses and general and administrative expenses, primarily due to the factors discussed above.

Interest Expense

Interest expense was $0.1 million for both the three months ended November 1, 2015 and the three months ended November 2, 2014.

Provision for Income Taxes

Historically, we have been classified as an “S” corporation for federal and state income tax purposes, and therefore, we have not been subject to income taxes. Our shareholders have been subject to income tax on their distributive share of our earnings. In connection with our IPO, which was declared effective November 19, 2015, we have subsequently converted to a “C” corporation as of November 25, 2015. On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have decreased by $0.6 million, or 49.6% to $0.6 million in the three months ended November 1, 2015 compared to $1.2 million in the three months ended November 2, 2014.

Net Income

Net income decreased $1.5 million, or 49.6% to $1.5 million in the three months ended November 1, 2015 compared to $3.0 million in the three months ended November 2, 2014, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to both the three months ended November 1, 2015 and November 2, 2014, rather than the “S” corporation tax rate that actually applied to us, pro forma net income decreased $0.9 million, or 49.6%, to $0.9 million in the three months ended November 1, 2015 from $1.8 million in the three months ended November 2, 2014.

Nine Months Ended November 1, 2015 Compared to Nine Months Ended November 2, 2014

Net Sales

Net sales increased $42.0 million, or 34.5%, to $163.8 million in the nine months ended November 1, 2015 compared to $121.7 million in the nine months ended November 2, 2014, driven by gains in both direct and retail segments of $32.7 million, or 30.2%, and $9.3 million, or 70.4%, respectively, across virtually all product categories. The direct net sales gains were largely attributable to our marketing efforts, which resulted in greater e-commerce traffic to our website and sales through our call center. Our website visits increased 33.0% in the nine months ended November 1, 2015 compared to the nine months ended November 2, 2014. The increase in retail net sales was primarily attributable to the opening of two new stores during the second and third quarter of fiscal 2014 and the opening of a  new store and an outlet store during the first and third quarter of fiscal 2015, which in total accounted for an increase of $7.9 million in net sales.

Gross Profit

Gross profit increased $25.0 million, or 35.9%, to $94.7 million in the nine months ended November 1, 2015, compared to $69.7 million in the nine months ended November 1, 2014. As a percentage of net sales, gross margin increased 60 basis points to 57.8% of net sales in the nine months ended November 1, 2015, compared to 57.2% of net sales in the nine months ended November 2, 2014. The increase in gross profit of $25.0 million was primarily driven by an increase in net sales as discussed above. The increase in gross margin rate was primarily attributable to product mix coupled with an increase in full price sales as a percentage of overall net sales in the nine months ended November 1, 2015 compared to the nine months ended November 2, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $24.9 million, or 41.7%, to $84.6 million in the nine months ended November 1, 2015 compared to $59.7 million in the nine months ended November 2, 2014. The increase in selling, general and administrative expenses of $24.9 million was attributable to an increase of $10.0 million in advertising and marketing costs, $8.1 million in general and administrative expenses and $6.8 million in selling expenses. The increase in advertising and marketing costs was driven by our marketing efforts across all channels. The increase in general and administrative expenses was primarily due to an increase in personnel expense, which includes an increase of $1.2 million for payment related to a portion of the grantees’ tax liabilities associated with the grant of restricted stock awards and stock-based compensation, coupled with factors discussed above for the three months ended November 1, 2015. The increase in selling expense was primarily due to an increase in distribution labor primarily due to the factors discussed above for the three months ended November 1, 2015.

As a percentage of net sales, selling, general and administrative expenses increased 260 basis points to 51.6% of net sales in the nine months ended November 1, 2015 compared to 49.0% of net sales in the nine months ended November 2, 2014, primarily attributable to factors discussed above, coupled with the factors discussed for the three months ended November 1, 2015. The increase of 260 basis points was primarily attributable to increases of 140 basis points in general and administrative expenses, 80 basis points in selling expenses and 40 basis points in advertising and marketing costs.

Interest Expense

Interest expense was $0.2 million and $0.3 million for the nine months ended November 1, 2015 and November 2, 2014, respectively.

Provision for Income Taxes

On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have increased by $0.1 million, or 1.5% to $4.0 million in the nine months ended November 1, 2015 compared to $3.9 million in the nine months ended November 2, 2014.

Net Income

Net income increased $0.2 million, or 1.5% to $9.9 million in the nine months ended November 1, 2015 compared to $9.7 million in the nine months ended November 2, 2014, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to both the nine months ended November 1, 2015 and November 2, 2014, rather than the “S” corporation tax rate that actually applied to us, pro forma net income increased $0.1 million, or 1.5%, to $5.9 million in the nine months ended November 1, 2015 from $5.8 million in the nine months ended November 2, 2014.

Reconciliation of Net Income to Adjusted EBITDA

The following table represents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, a non-GAAP financial measure, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
(in thousands)
Net income	$1,576	$3,018	$10,048	$9,873
Depreciation and amortization	824	464	1,998	1,287
Interest expense	114	132	226	259
EBITDA	$2,514	$3,614	$12,272	$11,419
Non-cash stock based compensation	167	21	499	53
Payment of grantees' tax liabilities associated with grant of restricted stock awards	—	—	1,115	318
Adjusted EBITDA	$2,681	$3,635	$13,886	$11,790

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $1.0 million, or 26.2%, to $2.7 million in the three months ended November 1, 2015 compared to $3.6 million in the three months ended November 1, 2014. As a percentage of net sales, Adjusted EBITDA decreased 370 basis points to 4.8% of net sales in the three months ended November 1, 2015 compared to 8.5% of net sales in the three months ended November 2, 2014.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $2.1 million, or 17.8%, to $13.9 million in the nine months ended November 1, 2015 compared to $11.8 million in the nine months ended November 1, 2014. As a percentage of net sales, Adjusted EBITDA decreased 120 basis points to 8.5% of net sales in the nine months ended November 1, 2015 compared to 9.7% of net sales in the nine months ended November 2, 2014.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities as well as cash on hand and a $40 million revolving line of credit as our primary sources of liquidity. Our primary cash needs have been for inventory, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology, as well as shareholder tax distributions to cover estimated tax payments, which occurred prior to us converting to a “C” corporation. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $13.0 million to $14.0 million in the fourth quarter of fiscal 2015 and full year fiscal 2016 on capital expenditures, including a total of approximately $8.0 million to $9.0 million for new retail store expansion. We expect it will take approximately $2.0 million to $2.6 million in capital expenditures and starting inventory to open a new store. If we open a large number of stores relatively close in time, or if new retail stores have higher opening costs or a longer payback period than our existing stores, our cash flow from operations may not be sufficient to support these openings and we may need to use the proceeds from our IPO more quickly to support this growth and the continuing operations of these new retail stores. At November 1, 2015, our working capital was $48.5 million, which includes cash of $0.2 million. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year. During the first three quarters of our fiscal year, we utilize our revolving line of credit facility to finance these cash requirements.

We believe that cash flow from operating activities, the availability of cash under our revolving line of credit and net proceeds from our IPO will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	November 1, 2015	November 2, 2014
(in thousands)
Net cash used in operating activities	$(17,265)	$(14,664)
Net cash used in investing activities	(6,611)	(6,942)
Net cash provided by financing activities	16,204	14,458
Decrease in cash	$(7,672)	$(7,148)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

While our cash flow from operations for the nine months ended November 1, 2015 is negative, primarily driven by the seasonal nature of our business, we expect cash flow from operations for the full year fiscal 2015 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the nine months ended November 1, 2015, net cash used in operating activities was $17.3 million, which consisted of net income of $10.0 million, non-cash depreciation and amortization of $2.0 million and stock based compensation of $0.5 million, offset by cash used in operating assets and liabilities of $29.8 million. The cash used in operating assets and liabilities of $29.8 million primarily consisted of $31.2 million and $1.2 million increases in inventory and prepaid expenses, respectively, and a decrease of $1.9 million in accrued expenses and deferred rent obligations, which was partially offset by a  $4.9 million increase in trade accounts payable.  The increases in inventory and trade accounts payable were primarily due to seasonality and growth of our business coupled with timing of payments.

For the nine months ended November 2, 2014, net cash used in operating activities was $14.7 million, which consisted of net income of $9.9 million, non-cash depreciation and amortization of $1.3 million and stock-based compensation expense of $0.05 million, offset by cash used in operating assets and liabilities of $25.9 million. The cash used in operating assets and liabilities of $25.9 million primarily consisted of $26.3 million and $1.0 million increases in inventory and deferred catalog costs, respectively, which were partially offset by a $2.4 million increase in trade accounts payable. The increases in inventory, deferred catalog costs and trade accounts payable were due to seasonality and growth of our business coupled with timing of payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities.

For the nine months ended November 1, 2015, net cash used in investing activities was $6.6 million and was primarily driven by capital expenditures for the opening of two new stores and the implementation of a new warehouse management system.

For the nine months ended November 2, 2014, net cash used in investing activities was $6.9 million, primarily driven by capital expenditures of $5.1 million for the opening of two new stores coupled with cash used of $1.8 million for the deconsolidation of Schlecht Enterprises, LLC, (“Schlecht Enterprises”). Through May 21, 2014, we had leased certain distribution and administrative properties from Schlecht Enterprises. The deconsolidation of Schlecht Enterprises was due to a sale of these properties from Schlecht Enterprises to us. This sale terminated the lease agreement between the two entities for the acquired property, thereby eliminating the conditions that required that Schlecht Enterprises be consolidated with us.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to our shareholders and holders of noncontrolling interest in variable interest entities and capital contributions to Schlecht Enterprises and Schlecht Retail Ventures LLC.

For the nine months ended November 1, 2015, net cash provided by financing activities was $16.2 million, primarily consisting of proceeds of $29.7 million, net from our revolving line of credit, $0.8 million from long-term debt and $0.3 million for capital contributions to variable interest entities, offset by uses of $13.7 million in tax distributions to our shareholders due to our “S” corporation status, $0.5 million for payments on long-term debt, $0.3 million for payments on capital leases and $0.3 million in distributions to holders of noncontrolling interest in variable interest entities.

For the nine months ended November 2, 2014, net cash provided by financing activities was $14.5 million, primarily consisting of proceeds of $25.6 million, net from our revolving line of credit, $0.9 million change in bank overdrafts and $0.6 million from long-term debt, offset by uses of $11.7 million in tax distributions to our shareholders due to our “S” corporation status and $0.9 million for payments on long-term debt.

Line of Credit

We have a $40.0 million revolving line of credit from BMO Harris Bank N.A., subject to certain borrowing base limits, which expires July 2018 and bears interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.25 percentage points. The revolving line of credit agreement is secured by essentially all Company assets and requires that we maintain certain financial and non-financial covenants, including a minimum tangible net worth and a minimum trailing twelve month EBITDA. As of and for the nine months ended November 1, 2015, we were in compliance with all financial and non-financial covenants, and we expect to be in compliance with all financial and non-financial covenants for the remainder of fiscal 2015.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Prospectus dated November 19, 2015, filed pursuant to Rule 424(b) under the Securities Act with the SEC on November 20, 2015.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases.

Critical Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements.

As discussed in Note 12, “Subsequent Events,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, on November 25, 2015, we terminated our “S” corporation status and converted to a “C” corporation for income tax purposes, and we began recognizing taxes as a “C” corporation. As of the date of this filing, there were no other significant changes to any of the critical accounting policies and estimates described in the Registration Statement on Form S-1, as amended.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, we will adopt ASU 2014-09 on January 29, 2018, the first day of our first quarter for the fiscal year ending February 3, 2019, our fiscal year 2018. We have not selected a method for adoption nor determined the potential effects on our consolidated financial statements.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Accordingly, we will adopt ASU 2015-11 on January 30, 2017, the first day of our first quarter for the fiscal year ending January 28, 2018, our fiscal year 2017. We have not determined the impact of this new accounting guidance on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Risk Factors

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which bears interest at a rate equal to the one-month LIBOR rate plus 1.25 percentage points as of November 1, 2015. As of November 1, 2015, $30.3 million was outstanding under the revolving line of credit. As of November 1, 2015, the undrawn borrowing availability under the revolving line of credit was $9.7 million. Based on the average interest rate on the revolving line of credit during the first nine months of fiscal 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. We cannot assure you our business will not be affected in the future by inflation.

Foreign Exchange Rate Risk

We source a substantial majority of our merchandise from various suppliers in Asia and the vast majority of purchases are denominated in U.S. dollars. We do not hedge foreign currency risk using any derivative instruments, and historically we have not been impacted by changes in exchange rates.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. As of November 1, 2015, the end of our fiscal quarter to which this Quarterly Report on Form 10-Q relates, we were not subject to the requirements of the Exchange Act. In connection with our registration under the Exchange Act on November 19, 2015, we adopted disclosure controls and procedures. We will report on our management’s evaluation of the effectiveness of our disclosure controls and procedures in connection with our Annual Report on Form 10-K for the fiscal year ending January 31, 2016 and in our subsequent periodic reports under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended November 1, 2015, we were in the process of remediating the material weakness described in Part II, Item 1A. Risk Factors under the heading “In connection with the preparation of our financial statements, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.” We will continue this process during the remainder of our fiscal year ending January 31, 2016. However, we cannot determine how long it will take to fully and effectively execute our remediation plan and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Except as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

Item 1A.   Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Class B common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

If we fail to offer products that customers want to purchase, our business and results of operations could be adversely affected.

Our products must satisfy the desires of customers, whose preferences change over time. In order to be successful, we must design, obtain and offer to customers innovative and high-quality products on a continuous and timely basis. Failure to effectively respond to customer needs and preferences, or convey a compelling brand image or price-to-value equation to customers may result in lower net sales and gross profit margins.

Our success depends in part on management’s ability to effectively anticipate or identify customer needs and preferences and respond quickly with marketable product offerings in advance of the actual time of sale to the customer. Even if we are successful in anticipating or identifying our customers’ needs and preferences, we must continue to develop and introduce innovative, high-quality products and product features in response to changing consumer demand.

Factors that could affect our ability to accurately forecast consumer demand for our products include:

•

a failure in our solution-based design process to accurately identify the problems our customers are experiencing with commonly available apparel and gear or a lack of customer acceptance of new products or product features we design;

•	customer unwillingness to attribute premium value to our new products or product features we design relative to the commonly available apparel and gear they were intended to replace;
•	new, well-received product introductions by competitors;
•	weak economic conditions or consumer confidence, which reduce demand for our products; and
•	terrorism, civil unrest or acts of war, or the threat thereof, which adversely affect consumer confidence and spending and/or interrupt production and distribution of products and raw materials.

There can be no assurance that we will be able to successfully anticipate or identify our customers’ needs and preferences and design products and product features in response. As a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brand and negatively impact profitability. On the other hand, if we underestimate demand for our products, our third-party manufacturers may not be able to produce sufficient quantities of our products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenue, as well as damage to the image and reputation of our brand and our relationship with our customers. These risks could have a material adverse effect on our brand as well as our results of operations and financial condition.

Our business depends on our ability to maintain a strong brand. We may not be able to maintain and enhance the Duluth Trading brand if we receive unfavorable complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

We currently offer a differentiated brand to our customers defined by solution-based products manufactured with high quality craftsmanship, humorous and distinctive marketing, and an outstanding customer experience. Maintaining and enhancing the Duluth Trading brand is critical to expanding our base of customers. If we fail to maintain our brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as we raise our profile nationally and attract an increasing amount of competition, maintaining and enhancing our brand may become increasingly difficult and expensive and may require us to make substantial additional investments in areas such as marketing, store operations, merchandising, technology and personnel.

Customer complaints or negative reactions to, or unfavorable publicity about, our product quality or product features, our storytelling or irreverent advertising, the shopping experience on our website or in our retail stores, product delivery times, customer data handling and security practices or customer support, especially on blogs, social media, other third-party websites and our website, could rapidly and severely diminish consumer use of our website and catalogs, visits to our retail stores and consumer confidence in us and result in harm to our brand. Furthermore, these factors could cause our customers to no longer feel a personal connection with the Duluth Trading brand, which could result in the loss of customers and materially adversely affect our business, results of operations and growth prospects.

Our marketing strategy of associating our brand and products with the Modern, Self-Reliant American Lifestyle may not be successful with future customers.

We have been successful in marketing our products by associating our brand and products with a heritage of workwear and the Modern, Self-Reliant American Lifestyle. To sustain long-term growth, we must continue to be successful in promoting our products to customers who identify with this lifestyle. If our customer base declines through natural attrition and is not replaced by new customers due to, for example, a lack of personal identification with this lifestyle, our net sales could decline, which could adversely affect our business, results of operations and financial condition.

Our net sales and profits depend on the level of consumer spending for apparel, footwear and accessories, which is sensitive to general economic conditions and other factors. An economic recession or a decline in consumer spending could have a material adverse effect on our business and results of operations.

The apparel, footwear and accessories industry has historically been subject to cyclical variations and is particularly affected by adverse trends in the general economy. The success of our business depends on consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, unemployment, stock market performance, extreme weather conditions, energy prices and tax rates in the national, regional and local markets where we sell our products. A decline in actual or perceived economic conditions or other factors could negatively impact the level of consumer spending and have a material adverse impact on our business and results of operations.

Retail store expansion could adversely affect the operating results of our retail channel and reduce the revenue of our direct channel.

As we increase the number of our retail stores, our stores may become more highly concentrated in the geographic regions we serve. As a result, the number of customers and related net sales at individual stores may decline and the payback period may be increased. In addition, as we open more retail stores, and if our competitors open stores with similar formats, our retail store format may become less unique and may be less attractive to customers as a shopping destination. If either of these events occurs, the operating results of our retail channel could be materially adversely affected. The growth in the number of our retail stores may also draw customers away from our website and catalogs, which could materially adversely affect net sales from our direct channel.

If we cannot successfully implement future retail store expansion, our growth and profitability could be adversely impacted.

We plan to open new retail stores in fiscal 2016 and thereafter. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

•

our ability to manage the financial and operational aspects of our retail growth strategy, including making appropriate investments in our software systems, information technology and operational infrastructure;

•

our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to accurately determine consumer demand for our products in the locations we select;

•	our ability to negotiate favorable lease agreements;
•	our ability to properly assess the profitability and payback period of potential new retail store locations;
•	the availability of financing on favorable terms;
•	our ability to secure required governmental permits and approvals;
•	our ability to hire and train skilled store operating personnel, especially management personnel;
•	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;
•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are built;
•	our ability to establish a supplier and distribution network able to supply new retail stores with inventory in a timely manner;
•	our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;
•	consumer demand for our products, which drives traffic to our retail stores; and
•	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

We may not be able to grow the number of our retail stores, accelerate the rate of new store openings, achieve the net sales growth and payback periods historically achieved by our retail stores or maintain consistent levels of profitability in our retail stores, particularly as we expand into markets now served by other apparel chains, outdoor specialty stores, apparel catalog businesses and online apparel businesses. In addition, the substantial management time and resources which our retail store expansion strategy requires may result in disruption to our existing business operations which may decrease our profitability.

We may face risks and new challenges associated with our geographic expansion.

Our retail stores as of November 1, 2015 are concentrated in the Midwest. As we expand our retail store locations, we may face new challenges that are different from those we currently encounter. Our expansion into new geographic markets could result in increased competitive, merchandising, distribution and other challenges. We may encounter difficulties in attracting customers in our new retail locations due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, competition with new competitors or with existing competitors with a large, established market presence and seasonal differences in the market. Our ability to expand successfully into other geographic markets will depend on acceptance of our retail store experience by customers in those markets, including our ability to design our stores in a manner that resonates locally and to offer the correct product assortment to appeal to consumers in such markets. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business, results of operations and growth prospects may be materially adversely affected.

Furthermore, our retail stores may be located in regions that will be far from our Belleville, Wisconsin headquarters and will require additional management time and attention. Failure to properly supervise the operation and maintain the consistency of the customer experience in those retail stores could result in loss of customers and potentially harm future net sales prospects.

We may be unable to keep existing retail store locations or open new retail locations in desirable places, which could materially adversely affect our sales and profitability.

We may be unable to keep existing retail locations or open new retail locations in desirable places in the future. We compete with other retailers and businesses for suitable retail locations. Local land use, local zoning issues, environmental regulations and other regulations may affect our ability to find suitable retail locations and also influence the cost of leasing or buying them. We also may have difficulty negotiating real estate leases for new stores, renewing real estate leases for existing stores or negotiating purchase agreements for new sites on acceptable terms. In addition, construction, environmental, zoning and real estate delays may negatively affect retail location openings and increase costs and capital expenditures. If we are unable to keep up our existing retail store locations or open new retail store locations in desirable places and on favorable terms, our net sales and profits could be materially adversely affected.

The success of our direct channel depends on customers’ use of our digital platform, including our website, and response to catalogs and digital marketing; if our overall marketing strategies, including our maintenance of a robust customer list, is not successful, our business and results of operations could be materially adversely affected.

The level of customer traffic and volume of customer purchases through our direct channel, which accounted for approximately 90% of our net sales in fiscal 2014, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our products. If we are unable to maintain and increase customers’ use of our e-commerce platform, including our website, which accounted for 78% of our direct channel net sales in fiscal 2014, and the volume of purchases decline, our business and results of operations could be adversely affected.

Customer response to our catalogs and digital marketing is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom our catalogs are sent and to whom our digital marketing is directed, changes in mailing strategies and the size of our mailings. Our maintenance of a robust customer list, which we believe includes desirable demographic characteristics for the products we offer, has also been a key component of our overall strategy. If the performance of our website, catalogs and email declines, or if our overall marketing strategy is not successful, our business and results of operations could be adversely affected.

Dependence on our e-commerce sales channel subjects us to numerous risks that could have a material adverse effect on our business, financial condition and results of operations.

Sales through our e-commerce business accounted for 70% of our total net sales in fiscal 2014. Our results of operations and financial condition are dependent on maintaining our e-commerce business and expanding our e-commerce business is an important part of our growth strategy. Dependence on our e-commerce business and its continued growth subjects us to certain risks, including:

•	diversion of traffic from our stores;
•	liability for online content;
•	the need to keep pace with rapid technological change;
•	government regulation of the Internet, including taxation; and
•	risks related to the computer systems that operate our website and related support systems, including computer viruses, systems failure or inadequacy, electronic break-ins and similar disruptions.

Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our business, financial condition and results of operations.

Competitive pricing pressures with respect to shipping our products to our customers may harm our business and results of operations.

Given the size of our direct segment net sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset our shipping and handling expense included in selling, general and administrative expenses. Online and omnichannel retailers are increasing their focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. To remain competitive, we may be required to offer discounted, free or other more competitive shipping options to our customers, which may result in declines in our shipping and handling revenue and increased shipping and handling expense. Declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as our Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense.

We are subject to payment-related risks.

We accept payments using a variety of methods, including credit cards, debit cards, gift cards and physical bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments, and our business and operating results could be adversely affected.

We rely on third-party service providers, such as UPS and the United States Postal Service, (“USPS”) to deliver products purchased through our direct channel to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.

Relying on third-party service providers puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their inability to meet our shipping demands. If we are forced to use other delivery service providers, our costs could increase and we may be unable to meet shipment deadlines. Moreover, we may be unable to obtain terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. In addition, if our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. These factors may negatively impact our financial condition and results of operations.

Increases in postage, paper and printing costs could adversely affect the costs of producing and distributing our catalogs and promotional mailings, which could have an adverse effect on our business and results of operations.

Catalog mailings are a key aspect of our business and increases in costs relating to postage, paper and printing would increase the cost of our catalog mailings and could reduce our profitability to the extent that we are unable to offset such increases by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems or by using alternative direct-mail formats.

We currently use the USPS for distribution of substantially all of our catalogs and are therefore vulnerable to postal rate increases. The current economic and legislative environments may lead to further rate increases or a discontinuation of the discounts for bulk mailings and sorting by zip code and carrier routes, which we currently leverage for cost savings.

Paper for catalogs and promotional mailings is a vital resource in the success of our business. The market price for paper has fluctuated significantly in the past and may continue to fluctuate in the future. In addition, the continued consolidation or closings of production facilities in the United States may have an impact on future pricing and supply availability of catalog paper. We do not have multi-year fixed-price contracts for the supply of paper and are not guaranteed access to, or reasonable prices for, the amounts required for the operation of our business over the long term.

We also depend upon external vendors to print and mail our catalogs. The limited number of printers capable of handling such needs subjects us to risks if any printer fails to perform under our agreement. Most of our catalog-related costs are incurred prior to mailing, and we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog.

If we fail to acquire new customers, or fail to do so in a cost-effective manner, we may not be able to increase net revenue or profit per active customer.

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who identify with the Duluth Trading brand. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we have recently expanded our national television advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. Furthermore, as our brand becomes more widely known in the market, future marketing campaigns may not result in the acquisition of new customers at the same rate as past campaigns.

We believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal in order for us to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire sufficient numbers of new customers through word-of-mouth and other non-paid referrals so as to continue to grow our business in a cost-effective manner, and we may be required to incur significantly higher marketing expenses in order to acquire new customers.

We also other paid and non-paid advertising. Our paid advertising includes search engine marketing, display advertising and paid social media. Our non-paid advertising efforts include search engine optimization, non-paid social media and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Yahoo! and Bing. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. Additionally, digital advertising costs may continue to rise and as our usage of these channels expands, such costs may impact our ability to acquire new customers in a cost-effective manner. If the level of usage of these channels by our customer base does not grow as expected, we may suffer a decline in customer growth or net sales. A significant decrease in the level of usage or customer growth would have a material adverse effect on our business, financial condition and operating results.

We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver an outstanding customer experience, or if consumers do not perceive the products we offer to be manufactured with high quality craftsmanship, we may not be able to acquire new customers. If we are unable to acquire new customers, our growth prospects may be materially adversely affected.

If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people, information systems and facilities and expand, train and manage our employee base. We have rapidly increased employee headcount to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 89 full-time employees and 220 part-time and flexible part-time employees as of December 31, 2009 to 282 full-time employees and 1,034 part-time and flexible part-time employees as of November 1, 2015, and we expect to add a significant number of employees in 2016. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, particularly in Wisconsin and Minnesota, where most of our retail stores and associates are located. Failure to manage our hiring needs effectively or successfully integrate new employees may have a material adverse effect on our business, financial condition and operating results.

Additionally, the growth of our business places significant demands on our management and other employees. The growth of our business may require significant additional resources to meet these daily demands, which may not scale in a cost-effective manner or may negatively affect the quality of our website, retail stores, call center and other aspects of the customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of these relationships. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

We depend on cash generated from our operations to support our growth, which could strain our cash flow.

We primarily rely on cash flow generated from our direct and retail sales to fund our current operations and our growth initiatives. It takes a significant amount of cash to open a new retail store. If we open a large number of stores relatively close in time, the cost of these retail store openings and the cost of continuing operations  could reduce our cash position. An increase in our cash flow used for new stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.

In addition, as we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, purchase inventory, pay personnel, pay for the increased costs associated with operating as a public company and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations and will require interest payments that would create additional cash demands and financial risk for us.

We may be unable to accurately forecast our operating results and growth rate, and our growth rate may decline over time.

We may not be able to accurately forecast our operating results and growth rate. We use a variety of factors in our forecasting and planning processes, including historical results, recent history and assessments of economic and market conditions, among other things. The growth rates in net sales and profitability that we have experienced historically may not be sustainable as our customer base expands and we achieve higher market penetration rates, and our percentage growth rates may decrease. The growth of our sales and profitability depends on the continued growth of demand for the products we offer, and our business is affected by general economic and business conditions. A softening of demand, whether caused by changes in customer preferences or a weakening of the economy or other factors, may result in decreased net sales or growth. In addition, we experience seasonal trends in our business, and this variability may make it difficult to predict net sales and could result in significant fluctuations in our operating results from period to period. Furthermore, most of our expenses and investments are fixed, and we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our net sales results. Failure to accurately forecast our operating results and growth rate could cause our actual results to be materially lower than anticipated, and if our growth rates decline as a result, investors’ perceptions of our business may be adversely affected, and the market price of our Class B common stock could decline.

If we cannot compete effectively in the apparel, footwear and accessories industry, our business and results of operations may be adversely affected.

The apparel, footwear and accessories industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including men’s and women’s specialty apparel chains, outdoor specialty stores, apparel catalog businesses and online apparel businesses that sell competing lines of merchandise. Our competitors may be able to adopt more aggressive pricing policies, adapt to changes in customers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products or generate greater national brand recognition than us. In addition, as our business continues to expand, our competitors may seek to increase efforts to imitate our product designs, which could adversely affect our business and results of operations. An inability to overcome these potential competitive disadvantages or effectively market our products relative to our competitors could have an adverse effect on our business and results of operations.

Our product designs are not protected by substantial intellectual property rights.

Due to the rapid pace of change in the apparel, footwear and accessories industry, the length of time it takes to obtain patents and the expense and uncertainty of obtaining patent protection, we have not taken steps to obtain patent protection for our innovative product designs. Competitors have attempted to copy our product designs in the past, and we expect that if we are able to raise our national profile, our products may be subject to greater imitation by existing and new competitors. If we are not able to continue rapid innovation of new products and product features, our brand may be harmed and our results of operations may be materially adversely affected.

If we are unable to protect or preserve our brand image and our proprietary rights, our business may be adversely affected.

We regard our trademarks, copyrights, trade secrets and similar proprietary rights as critical to our success. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our associates, consultants, suppliers and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate and we may experience difficulty in effectively limiting the unauthorized use of our trademarks and other intellectual property worldwide. Unauthorized use of our trademarks, copyrights, trade secrets or other intellectual property rights may cause significant damage to our brand and our ability to effectively represent ourselves to agents, suppliers, vendors, licensees and/or customers. While we intend to enforce our intellectual property rights, there can be no assurance that we are adequately protected in all countries or that we will prevail when defending our trademark and proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights or other intellectual property rights for any reason, or if we fail to maintain our brand image due to merchandise and service quality issues, actual or perceived, adverse publicity, governmental investigations or litigation or other reasons, our brand and reputation could be damaged and our business may be adversely affected.

We may be subject to liability if we infringe upon the intellectual property rights of third parties.

Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark or design and/or pay significant damages or enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are available at all on an economically feasible basis, which they may not be. We could also be required to pay substantial damages. Such infringement claims could harm the Duluth Trading brand. In addition, any payments we are required to make and any injunction we are required to comply with as a result of such infringement could adversely affect our financial results.

If our key suppliers or service providers were unable or unwilling to provide the products and services we require, our business could be adversely affected.

During calendar 2014, approximately 57% of our products were sourced through a third-party purchasing agent and 86% of our products were sourced through our top six suppliers. The remaining products were sourced from a variety of domestic and international suppliers. If these suppliers are unable or unwilling to provide the products or services that we require or materially increase their costs, our ability to offer and deliver our products on a timely and profitable basis could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. We do not have written agreements with our top suppliers, and we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect. Furthermore, if any of our significant suppliers were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement relationships on terms as favorable as our current terms, which could adversely affect our sales and operating results.

Our growth strategy is influenced by the willingness and ability of our suppliers to efficiently manufacture our products in a manner that is consistent with our standards for quality and value. If we cannot obtain a sufficient amount and variety of quality products at acceptable prices, it could have a negative impact on our competitive position. This could result in lower revenue and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations.  Our arrangements with our suppliers are generally not exclusive. As a result, our suppliers might be able to sell similar or identical products to certain of our competitors, some of which purchase products in significantly greater volume. Our competitors may enter into arrangements with suppliers that could impair our ability to obtain our products from those suppliers, including by requiring suppliers to enter into exclusive arrangements, which could limit our access to such arrangements or products.

We rely on third parties to provide us with services in connection with certain aspects of our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business and results of operations.

We have entered into agreements with third parties for logistics services, information technology systems (including hosting our website), operating our call center during certain hours, software development and support, catalog production, select marketing services, distribution and packaging and employee benefits. Services provided by any of our third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a third party to provide us with services for which we have contracted on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

Increases in the price of raw materials, fuel and labor, or their reduced availability, could increase our cost of goods and cause delays.

We could again experience inflation in our raw materials, fuel and labor costs as we did during 2011. The cost of cotton, which is a key raw material in many of our products, had the most dramatic increase in 2011. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather patterns, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Fluctuations in the price and availability of fuel, labor and raw materials, such as cotton, could again affect our cost of goods and an inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability, while any related pricing actions might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may have an adverse impact on our cash flow and working capital needs as well as those of our suppliers.

Our business is seasonal, and if we do not efficiently manage inventory levels, our results of operations could be adversely affected.

Our business is subject to seasonal influences, with approximately 48% of net sales and approximately 59% of net income realized during the fourth quarter of the last two fiscal years, which includes the holiday season.

We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and potentially lowers gross margins. We obtain substantially all of our inventory from suppliers located outside the United States. Some of these suppliers often require lengthy advance notice of order requirements in order to be able to manufacture and supply products in the quantities requested. This usually requires us to order our products, and enter into commitments for the purchase of our products, well in advance of the time these products will be offered for sale. As a result, it may be difficult to respond to changes in customer demand. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, inventory levels will not be appropriate and our results of operations could be adversely affected.

We expect a disproportionate amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in amounts sufficient to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Furthermore, if too many customers access our website within a short period of time due to increased holiday demand, we may experience system interruptions that could make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of products we sell as well as the attractiveness of our product offerings. In addition, we or our third-party service providers may be unable to adequately staff our fulfillment and customer service centers during these peak periods, and our delivery service providers and other fulfillment companies may be unable to meet the peak seasonal demand.

As a result of holiday sales, inventories, accounts payable and borrowings under our revolving line of credit typically reach their highest levels in October of each year (other than as a result of cash flow provided by or used in investing and financing activities). Inventories, accounts payable and borrowings under our revolving line of credit then decline steadily during the holiday season, resulting in our cash typically reaching its highest level, and borrowings under our revolving line of credit reaching their lowest level, as of December 31 of each year.

If our independent suppliers do not use ethical business practices or comply with applicable regulations and laws, our reputation could be materially harmed and on our business and results of operations may be adversely affected.

Our reputation and customers’ willingness to purchase our products depend in part on our suppliers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions and with all legal and regulatory requirements relating to the conduct of their business. While we operate compliance and monitoring programs to promote ethical and lawful business practices, we do not exercise ultimate control over our independent suppliers or their business practices and cannot guarantee their compliance with ethical and lawful business practices. Violation of labor or other laws by our suppliers, or the divergence of a supplier’s labor practices from those generally accepted as ethical in the United States, could materially hurt our reputation, which could have an adverse effect on our business and results of operations.

We rely on sources for merchandise located in foreign markets, and our business may therefore be adversely affected by legal, regulatory, economic and political risks associated with international trade and those markets.

Substantially all of our merchandise is imported from suppliers in China and other emerging markets in Asia and Central America, either directly by us or through our agents. Our reliance on suppliers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including:

•	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;
•	economic and political instability in the countries and regions where our suppliers are located;

•

compliance with U.S. and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;

•

changes in U.S. and non-U.S. laws (or changes in the enforcement of those laws) affecting the importation and taxation of goods, including duties, tariffs and quotas, enhanced security measures at U.S. ports or imposition of new legislation relating to import quotas;

•	increases in shipping, labor, fuel, travel and other transportation costs;
•	the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties;

•	transportation delays and interruptions, including due to the failure of suppliers or distributors to comply with import regulations; and
•	political instability and acts of terrorism.

Any increase in the cost of merchandise purchased from these suppliers or restriction on the merchandise made available by these suppliers could have an adverse effect on our business and results of operations.

Manufacturers in China have experienced increased costs in recent years due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the U.S. dollar. If we are unable to successfully mitigate a significant portion of such product cost increases, our results of operations could be adversely affected.

New initiatives may be proposed in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in such countries with which we do business. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have an adverse effect on our business, results of operations and financial condition.

If we fail to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers, our business and operating results could be adversely affected.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Wisconsin, Nevada and Kentucky. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages such as the recent labor dispute that disrupted operations at ports-of-entry on the west coast of the United States, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

We rely upon third-party land-based and air freight carriers for merchandise shipments from our distribution centers to customers and our retail stores. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers’ ability to provide delivery services to meet outbound shipping needs. In addition, if the cost of fuel rises, the cost to deliver merchandise from distribution centers to customers and our retail stores may rise and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability. Failure to procure suppliers of products from our third-party suppliers and deliver merchandise to customers and our retail stores in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.

Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risk of inventory loss and theft. Although our inventory shrinkage rates have not been material, or fluctuated significantly in recent years, we cannot assure you that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.

In the normal course of business we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, and we and our customers could suffer harm if sensitive and confidential customer information were accessed by third parties due to a security failure in our systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information.

We rely significantly on information technology, and any inadequacy, interruption, integration failure or security failure of this technology could harm our ability to effectively operate our business.

Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce and catalog operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage or interruption. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of our business, including disruption of our ability to accept and fulfill customer orders, effective management of inventory, inefficient ordering and replenishment of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media.

Our failure to retain our executive management team and to attract qualified new personnel could adversely affect our business and results of operations.

We depend on the talents and continued efforts of our executive management team. The loss of members of our executive management may disrupt our business and adversely affect our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate and retain additional qualified personnel. We believe that having an executive management team with qualified personnel who are passionate about our brand, have extensive industry experience and have a strong customer service ethic has been an important factor in our historical success, and we believe that it will continue to be important to growing our business. Competition for these types of personnel is intense, and we may not be successful in attracting, integrating and retaining the personnel required to grow and operate our business profitably.

An inability to attract and retain qualified employees to meet our staffing needs in our stores, distribution center or call center could result in higher payroll costs and adversely affect our operating results.

Our performance is dependent on attracting and retaining a large number of qualified employees. Many of those employees are in entry level or part-time positions with historically high rates of turnover. Many of our strategic initiatives require that we hire and/or develop associates with appropriate experience. Attracting and retaining a sufficient number of qualified employees to meet our staffing needs may be difficult, since the competition for these types of personnel is intense. If we cannot attract and retain employees with the qualifications we deem necessary to meet our staffing needs in our stores, fulfillment centers and call center, our ability to effectively operate may be adversely affected. In addition, our staffing needs are especially high during the peak holiday season. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

We may be subject to increased labor costs due to external factors, including changes in laws and regulations, and we may be subject to unionization, work stoppages or slowdowns.

Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, actions by our competitors with respect to compensation levels and changing demographics. Changes that adversely impact our ability to meet our labor needs in a cost-effective manner could adversely affect our operating results. In addition, the employer mandate provisions of the Patient Protection and Affordable Health Care Act (the “PPACA”), changes in regulations under the PPACA, changes in federal and state minimum wage laws and other laws and regulations relating to employee benefits could cause us to incur additional wage and benefit costs, which could negatively impact our business, financial condition and results of operations.

Currently, none of our employees are represented by a union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union.

The National Labor Relations Board continually considers changes to labor regulations, many of which could significantly affect the nature of labor relations in the United States and how union elections and contract negotiations are conducted. If some or all of our employees were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, participation in labor unions could put us at increased risk of labor strikes and disruption of our operations.

Prior to our IPO, we were treated as an “S” corporation under Subchapter S of the Internal Revenue Code, and claims of taxing authorities related to our prior status as an “S” corporation could harm us.

Concurrent with and as a result of our IPO, our “S” corporation status terminated, and we are currently treated as a “C” corporation for federal and applicable state income tax purposes. As a “C” corporation, we are subject to federal and state income taxes. In addition, if the unaudited, open tax years in which we were an “S” corporation are audited by the Internal Revenue Service (the “IRS”), and we are determined not to have qualified for, or to have violated, our “S” corporation status, we will be obligated to pay back taxes for all relevant open tax years on all of our taxable income while we were an “S” corporation, interest and possibly penalties, however, we may have the right to reclaim a portion of the tax distributions we made to our shareholders during those periods pursuant to a tax indemnification agreement with our existing shareholders. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

We entered into a tax indemnification agreement with our existing shareholders prior to the IPO and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the completion of our IPO.

We have historically been treated as an “S” corporation for U.S. federal income tax purposes. Concurrent with and as a result of our IPO, our “S” corporation status terminated and we are currently subject to federal income taxes and state income taxes. In the event of an adjustment to our reported taxable income for a period or periods prior to termination of our “S” corporation status, our shareholders during those periods could be liable for additional income taxes for those prior periods. Therefore, prior to the consummation of our IPO, we entered into a tax indemnification agreement with the then-existing shareholders. Pursuant to the tax indemnification agreement, we agreed to indemnify and hold harmless each such shareholder on an after-tax basis against additional income taxes, plus interest and penalties, resulting from adjustments made, as a result of a final determination made by a competent tax authority, to the taxable income we reported as an “S” corporation. Such indemnification will also include any reasonable and documented out-of-pocket expenses arising out of a claim for such tax liability.

Unseasonal or severe weather conditions may adversely affect our merchandise sales.

Our business is adversely affected by unseasonal weather conditions. Sales of certain seasonal apparel items, especially outerwear, are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Sales of our spring and summer products, which traditionally consist of lighter weight clothing, are adversely affected by cool or wet weather. Similarly, sales of our fall and winter products, which are traditionally weighted toward outerwear, are adversely affected by mild, dry or warm weather. Severe weather events may impact our ability to supply our retail stores, deliver orders to customers on schedule and staff our retail stores, fulfillment centers and call center, which could have an adverse effect on our business and results of operations.

We may be subject to assessments for additional taxes, including sales taxes, which could adversely affect our business.

In accordance with current law, we pay, collect and/or remit taxes in those states where we or our subsidiary, as applicable, maintain a physical presence. While we believe that we have appropriately remitted all taxes based on our interpretation of applicable law, tax laws are complex and their application differs from state to state. It is possible that some taxing jurisdictions may attempt to assess additional taxes and penalties on us or assert either an error in our calculation, a change in the application of law or an interpretation of the law that differs from our own, which may, if successful, adversely affect our business and results of operations.

Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and could diminish our opportunity to derive financial benefit from our activities.

In conjunction with the “Streamlined Sales Tax Project,” an ongoing, multi-year effort by certain state and local governments to require collection and remittance of distant sales tax by out-of-state sellers, bills have been introduced in the U.S. Congress to overturn the U.S. Supreme Court’s decision in Quill Corp. v. North Dakota, 540 U.S. 298 (1992), which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of this decision may harm our customers and our business.

We may become involved in a number of legal proceedings and audits, and outcomes of such legal proceedings and audits could adversely affect our business, financial condition and results of operations.

Our business requires compliance with many laws and regulations, including labor and employment, customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. Failure to achieve compliance could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines and penalties. We may become involved in a number of legal proceedings and audits including government and agency investigations, and consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies. The outcome of some of these legal proceedings, audits and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, causing a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any pending or future legal proceedings and audits will not have a material adverse effect on our business, financial condition and results of operations.

We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to management.

We may consider strategic transactions and business arrangements, including, but not limited to, acquisitions, asset purchases, partnerships, joint ventures, restructurings and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

We maintain debt that could adversely affect our operating flexibility and put us at a competitive disadvantage.

As of November 1, 2015, we had $35.4 million of total debt. The borrowings under our revolving credit facility typically peak during our third fiscal quarter. Our level of debt and the limitations imposed on us by our credit agreement could have important consequences for investors, including the following:

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;
•	borrowings under our revolving credit facility are at a variable interest rate, making us more vulnerable to increases in interest rates; and
•	we could be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions.

Our failure to comply with restrictive covenants under our revolving credit facility and other debt instruments could trigger prepayment obligations.

Our failure to comply with the restrictive covenants under our revolving credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

Changes to accounting rules or regulations could significantly affect our financial results.

Our consolidated financial statements are prepared in accordance with U.S. GAAP. New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations could negatively affect our results of operations and financial condition through increased compliance costs.

Risks Related to Ownership of our Class B Common Stock

We do not know whether an active, liquid and orderly trading market will develop for our Class B common stock or what the market price of our Class B common stock will be and, as a result, it may be difficult for you to sell your shares of our Class B common stock.

Prior to our IPO, there had been no public market for our Class B common stock prior. We cannot predict the extent to which investor interest in our Company will lead to the development of an active trading market on the NASDAQ Global Select Market or otherwise how liquid that market might become.  In the absence of an active trading market for our Class B common stock, you may not be able to resell those shares at or above the IPO or at all. We cannot predict the prices at which our Class B common stock will trade.

The dual class structure of our common stock and the existing ownership of common stock by our executive officers, directors and their affiliates have the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which will limit your ability to influence corporate matters.

Our Class A common stock has ten votes per share, and our Class B common stock, which is the stock offered in the IPO, has one vote per share. Given the greater number of votes per share attributed to our Class A common stock, our Executive Chairman, Stephen L. Schlecht, who is our only Class A shareholder, will beneficially own shares representing approximately 67.8% of the voting power of our outstanding capital stock. As a result of our dual class ownership structure, Mr. Schlecht will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. Furthermore, Mr. Schlecht will continue to exert a significant degree of influence or actual control over matters requiring shareholder approval, even if he owns as few as approximately 10% of the outstanding shares of our capital stock. Further, Mr. Schlecht owns shares representing approximately 37.6% of the economic interest of our outstanding capital stock and, together with our other executive officers, directors and their affiliates, owns shares representing approximately 45.9% of the economic interest and 72.1% of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, these shareholders will be able to control elections of directors, amendments of our articles of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class B common stock.

Additionally, the holders of our Class A common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class A common stock will also be entitled to a separate vote in the event we seek to amend our articles of incorporation in a manner that alters or changes the powers, preferences or special rights of the Class A common stock in a manner that affects its holders adversely.

We are a controlled company within the meaning of the NASDAQ rules, and as a result, we rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

Mr. Schlecht controls more than 50% of the total voting power of our common stock, and we are considered a controlled company under the NASDAQ corporate governance listing standards. As a controlled company, certain exemptions under the NASDAQ listing standards exempt us from the obligation to comply with certain NASDAQ corporate governance requirements, including the requirements:

•	that a majority of our board of directors consist of independent directors, as defined under the rules of NASDAQ;

•	that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Although we intend to have a majority of independent directors on our board even though we will be a controlled company, there is no guarantee that we will not take advantage of this exemption in the future. Accordingly, as long as we are a controlled company, holders of our Class B common stock may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance requirements.

Future sales of shares by existing shareholders could cause our stock price to decline.

Prior to our IPO, there had been no public market for shares of our Class B common stock. Future sales of substantial amounts of shares of our Class B common stock in the public market could cause the prevailing market price for our Class B common stock to fall or impair our ability to raise equity capital in the future. Based on the number of shares outstanding as of December 15, 2015, we had 28,951,742 shares of Class B common stock outstanding. Of these outstanding shares, 7,545,509 shares of Class B common stock sold by us in the IPO are freely tradable in the public market without restriction or further registration under the Securities Act, and 19,491,602 shares of Class B common stock held by our affiliates, as that term is defined in Rule 144 under the Securities Act, may only be sold in compliance with the limitations described below. The remaining 1,914,631 shares of Class B common stock outstanding are deemed restricted because of securities laws or lock-up agreements. Of these 21,406,233 shares of Class B common stock, 834,447 shares are subject to the provisions of various vesting agreements. After the lock-up agreements and vesting agreements expire, based on shares outstanding as of December 15, 2015, all other outstanding shares of Class B common stock (including Class B common stock issued upon conversion of outstanding shares of Class A common stock) will be eligible for sale in the public market, 19,491,602 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act.

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our Class B common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;
•	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in our board of directors or management;
•	sales of large blocks of our Class B common stock, including sales by our executive officers, directors and significant shareholders;
•	lawsuits threatened or filed against us;
•	changes in laws or regulations applicable to our business;
•	the expiration of contractual lock-up agreements;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	general economic conditions in the United States and abroad; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail and e-commerce companies. Stock prices of many retail companies and e-commerce companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and materially adversely affect our business, financial condition and operating results.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class B common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure and exemption from the auditor attestation requirements applicable to “emerging growth companies” will make our Class B common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reduced regulatory and reporting requirements that are otherwise generally applicable to other public companies. As an emerging growth company: (i) we are exempt from the requirement to obtain an audit of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act; (ii) we are permitted to provide less extensive disclosure about our executive compensation arrangements; and (iii) we are not required to hold non-binding advisory votes on executive compensation or golden parachute provisions.

We remain an emerging growth company and may continue to take advantage of these provisions until the earliest to occur of: (i) the last day of our fiscal year following the fifth anniversary of our IPO, which anniversary will occur on the last day of fiscal 2020; (ii) the date on which we are deemed to be a “large accelerated filer” (which means (a) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (b) we have filed at least one annual report on Form 10-K, and (c) we have been subject to the reporting requirements of the Exchange Act for at least twelve months); (iii) the last day of our fiscal year during which our annual gross revenue exceeds $1.0 billion; and (iv) the date on which we issue more than $1.0 billion of non-convertible debt during the previous three-year period.

We cannot predict if investors will find our Class B common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. If some investors find our Class B common stock less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our Class B common stock, and our stock price may be more volatile. We also cannot predict if the failure to seek independent auditor attestation of our internal controls over financial reporting pursuant to Section 404 will cause certain inadequacies or weaknesses in our internal controls to go undetected.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be materially adversely affected.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition and operating results.

In connection with the preparation of our financial statements, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

In connection with the preparation of our fiscal 2013 and fiscal 2014 consolidated financial statements, we identified a material weakness in our internal control over financial reporting relating to period cutoffs impacting revenue recognition and inventory receipts. Our practice with respect to revenue recognition had been to recognize revenue upon shipment of the product (for direct sales) or at the point of sale (for retail store transactions). This had been our practice because we believed that these were the points when the following four revenue recognition criteria were met: (a) persuasive evidence of an arrangement exists; (b) title has passed to the customer; (c) the sales price is fixed and determinable and no further obligations exist; and (d) collectability is reasonably assured. Upon further evaluation of the revenue guidance, we concluded that the appropriate time to recognize revenue with respect to our direct sales is upon receipt by the customer in accordance with U.S. GAAP. Accordingly, we have changed our revenue recognition policy for our direct business to recognize revenue upon receipt by the customer. The financial statements for all periods presented in this document have been corrected to reflect the impacts of this change in policy.

With respect to inventory receipts, we have certain suppliers for whom we had recognized inventory and accounts payable upon receipt of invoice and proof of shipment from the supplier. The actual term for these shipments was FOB Shipping Point, indicating that we should have recognized inventory and accounts payable at the time of shipment by the suppliers. We have revised our accounting policy to record these transactions at the time of shipment. The financial statements for all periods presented in this document have been corrected to reflect the impact of this change in policy. This change in policy with respect to inventory receipts had no impact on our reported income for any period presented. However, it did have the effect of increasing inventories and accounts payable.

Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We are in the process of remediating the identified material weakness. Additional material weaknesses or significant deficiencies may be identified in the future. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the NASDAQ Stock Market listing requirements.

Anti-takeover provisions in our charter documents and under Wisconsin law could make an acquisition of our company more difficult, limit attempts by our shareholders to replace or remove our current management and limit the market price of our Class B common stock.

Provisions in our amended and restated articles of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. In addition to the dual class structure of our common stock, our amended and restated articles of incorporation and amended and restated bylaws include provisions that:

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a shareholder rights plan;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at annual or special shareholder meetings.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Wisconsin, the Wisconsin control share acquisition statute and Wisconsin’s “business combination” provisions would apply and limit the ability of an acquiring person to engage in certain transactions or to exercise full voting power of acquired shares under certain circumstances. As a result, offers to acquire us, which may represent a premium over the available market price of our Class B common stock, may be withdrawn or otherwise fail to be realized.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Class B Common Stock

On November 19, 2015, the Company’s Registration Statement on Form S-1, as amended (File No. 333-207300), was declared effective for the Company’s IPO, pursuant to which the Company registered the offering and sale of 6,666,667 shares of Class B common stock (the “Common Stock”) by the Company and the additional sale pursuant to the underwriters’ over-allotment option for an additional 1,000,000 shares of Common Stock, at a price of $12.00 per share. On November 25, 2015, the Company sold all 7,666,667 shares of Common Stock for an aggregate offering of $92.0 million, including the 1,000,000 shares pursuant to the underwriters’ over-allotment option. The management underwriters were William Blair & Company, L.LC., Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., and BMO Capital Markets Corp.

As a result of the offering, the Company received net proceeds of $83.7 million, after deducting the underwriting discount of $6.4 million and related fees and expenses of $1.9 million. The Company used $46.3 million of the net proceeds from the offering to pay in full a short term note previously borrowed from a bank to pay a portion of the distribution of 100% of the cumulative undistributed taxable earnings to its then existing shareholders from the date of its formation through the date of termination of its “S” corporation status.

With respect to the remaining $37.4 million in net proceeds from the offering, there has been no material change in the planned use of proceeds from the Company’s IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4).

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 17, 2015
DULUTH HOLDINGS INC. (Registrant)
/s/ MARK M. DEORIO
Mark M. DeOrio
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
3.1

Amended and Restated Articles of Incorporation of Duluth Holdings Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed November 19, 2015.

3.2

Amended and Restated Bylaws of Duluth Holdings Inc., incorporated by reference to Exhibit 3.1 of the Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed November 9, 2015.

10.1+

Employment Agreement between Duluth Holdings Inc. and Stephen L. Schlecht, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015

10.2+

Employment Agreement between Duluth Holdings Inc. and Stephanie Pugliese, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.3+

Employment Agreement between Duluth Holdings Inc. and Mark M. DeOrio, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.4+

Employment Agreement between Duluth Holdings Inc. and Al Dittrich, incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.5+

2015 Executive Chairman and Chief Executive Officer Bonus Plan, incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.6+	2015 Senior Vice President Bonus Plan, incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.
10.7+	2015 Equity Incentive Plan of Duluth Holdings Inc.*
10.8+

Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.9

Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Duluth Holdings Inc. and shareholders of Duluth Holdings Inc., incorporated by reference to Exhibit 10.23 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 13, 2015.

10.10

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the Eighth Amendment to the Amended and Restated Loan Agreement dated August 31, 2015, incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.11+	Annual Incentive Plan, incorporated by reference to Exhibit 10.33 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 13, 2015.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

+	Indicates a management contract or compensation plan or arrangement.
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”