Form 10-K
period 2016-01-31
DULUTH HOLDINGS INC.
filed 2016-04-08
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 001-37641

DULUTH HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1564801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

170 Countryside Drive, Belleville, Wisconsin	53508
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (608) 424-1544

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Stock, No Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s Class B common stock was not publicly traded. The Class B common stock began trading on the NASDAQ Global Select Market on November 20, 2015. The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of April 5, 2016, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of April 5, 2016, was 28,951,742.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of January 31, 2016 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to maintain and enhance a strong brand image;
•	our ability to successfully open a significant number of new stores;
•	effectively adapting to new challenges associated with our expansion into new geographic markets;
•	generating adequate cash from our existing stores to support our growth;
•	identifying and responding to new and changing customer preferences;
•	containing the increase in the cost of mailing catalogs, paper and printing;
•	the success of the locations in which our stores are located;
•	our ability to attract customers in the various retail venues and locations in which our stores are located;
•	adapting to declines in consumer confidence and decreases in consumer spending;
•	competing effectively in an environment of intense competition;
•	our ability to adapt to significant changes in sales due to the seasonality of our business;
•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;
•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•	increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment;
•	the susceptibility of the price and availability of our merchandise to international trade conditions;
•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;
•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;
•	disruptions in our supply chain and distribution centers;
•	our inability to protect our trademarks or other intellectual property rights;
•	infringement on the intellectual property of third parties;
•	acts of war, terrorism or civil unrest;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;
•	our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry;
•	our failure to maintain adequate internal controls over our financial and management systems; and
•	increased costs as a result of being a public company.

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

See the “Risk Factors” section of this Annual Report on Form 10-K for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this annual report and hereafter in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “Duluth Holdings,” “we,” “our” or “us” are used to refer to Duluth Holdings Inc. and its subsidiary on a consolidated basis.

Effective February 2013, we changed our fiscal year end from December 31 to the Sunday nearest to January 31. The following discussion contains references to fiscal years 2015, 2014 and 2013, which refer to our fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014, respectively. Fiscal years 2015, 2014 and 2013 were 52-week periods.

On November 25, 2015, our “S” corporation status terminated and we converted to a “C” corporation. We became subject to corporate-level federal and state income taxes at prevailing corporate rates. See Note 8 “Income Taxes,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our “S” corporation termination.

On November 25, 2015, we completed an initial public offering (“IPO”) in which we issued and sold 7,666,667 shares of our Class B common stock, which includes 1,000,000 shares of Class B common stock issued pursuant to the underwriters’ option to purchase additional shares, at a price to the pubic of $12.00 per share, less the underwriting discount. We received net proceeds of approximately $83.9 million after deducting the underwriting discount of $6.4 million and related fees and expenses of approximately $1.7 million. We used $46.3 million of the net proceeds from the IPO to pay in full the amount previously borrowed from a bank to pay a portion of the distribution of 100% of the cumulative undistributed taxable earnings to our then existing shareholders from the date of our formation through the date of termination of our “S” corporation status.

Duluth Trading is a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own channels. We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck NakedTM underwear and Fire Hose® work pants, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a  heritage in workwear that transcends tradesmen and appeals to a broad demographic of men and women for everyday and on-the-job use. Approximately 88% of our fiscal 2015 net sales consisted of proprietary products sold under our Duluth Trading brand name. We believe the foundation of our success is our culture of “poking average in the eye” by seeing things for what they could be and should be and finding a way to make them exactly that, and we like to do it all with a big, toothy grin. Our brand is defined by three brand pillars: solution-based products manufactured with high quality craftsmanship, humorous and distinctive marketing and an outstanding customer experience.

Our products solve the problems our customers experience with the limitations of commonly available apparel and gear. Our design process reflects a “there’s gotta be a better way” attitude, resulting in differentiated products with unique features that appeal to a broad array of customers. Our products represent enduring styles that go beyond short-lived fashion trends. We strive to make shopping for our products fun by using attention-grabbing advertisements that are humorous, irreverent and quirky and serve to reinforce our brand identity. We also use storytelling to differentiate our products in the marketplace and create emotional connections with our customers. We provide our customers with a unique and entertaining experience across all channels through our content-rich website, catalogs and “store like no other” retail environment. We treat our customers like next-door neighbors, as exemplified by our exceptional customer service and unconditional “No Bull Guarantee” on all purchases. The combination of these three pillars has fostered a growing and engaged community of 1.7 million active customers within the fiscal year ended January 31, 2016.

To protect the integrity of the Duluth Trading brand, we offer our products exclusively through our omnichannel distribution network, consisting of our website, catalogs and retail stores. This model creates multiple touch points with our customers and enables us to control both our Duluth Trading brand expression and the pricing of our products. Our distribution strategy eliminates the need to sell through third-party retailers, allowing us to focus on our core competencies of product development, storytelling and serving customers. Our direct segment, consisting of our website and catalogs, offers products nationwide and represented 88% of our fiscal 2015 net sales. In 2010, we added retail to our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 31, 2016, we operated seven retail stores and two outlet stores. Our retail segment represented 12% of our fiscal 2015 net sales.

Duluth Trading was founded in 1989 when two brothers in the home construction industry were tired of dragging tools from job to job using discarded five-gallon drywall compound buckets. The two brothers were never satisfied with the status quo and believed “there’s gotta be a better way.” So they invented the Bucket Boss® - a ruggedly durable canvas tool organizer that fits around a drywall bucket and transformed the way construction workers organized their tools. Capitalizing on their initial success, these brothers launched a catalog that later became known as Duluth Trading Company. Under the initial philosophy of “Job Tough, Job Smart,” this catalog was dedicated to improving and expanding on existing methods of tool storage, organization and transport. In December 2000, GEMPLER’S Inc., an agricultural and horticultural supply catalog business founded and owned by Stephen L. Schlecht, acquired Duluth Trading and brought the two mail order companies together. Both catalogs had customers who worked outside and embraced the spirit of hands-on, self-reliant Americans. In February 2003, the GEMPLER’s catalog business was sold to W.W. Grainger (NYSE:GWW) and proceeds from that sale have been used to fund the growth of Duluth Trading. With that transaction, GEMPLER’S changed its corporate name to Duluth Holdings Inc.

From what began as an idea aimed at those working in the building trades, Duluth Trading has become widely recognized brand and proprietary line of innovative and functional apparel and gear. We have created strong brand awareness, built  a loyal customer base and generated robust sales momentum. We have done so by sticking to our roots of “there’s gotta be a better way” and through our relentless focus on providing our customer with quality, functional products.

What Makes Us Different

We believe the following strengths differentiate us and provide a foundation for future growth:

Differentiated, Everyday Lifestyle Brand

Our understanding of the Modern, Self-Reliant American Lifestyle enables us to create personal connections with our customers who lead a hands-on lifestyle, value a job well-done and are often outdoors for work and hobbies. The workwear heritage of our products is the foundation of our authentic and differentiated brand. We communicate our brand values and product performance nationally through multiple mediums, including television, catalogs, digital advertising and sponsored events. We believe these marketing efforts make our brand synonymous with this lifestyle, validate our authenticity and establish Duluth Trading as a trusted provider of reliable casual wear and workwear.

Solution-Based Design

Our products solve the problems our customers experience with commonly available apparel and gear. We see things for what they could be and what they should be, and we find a way to make them exactly that, and we like to do it all with a big, toothy grin. We generate new product ideas in part by proactively seeking input from our consumers, including our trades panels, which are comprised of select groups located across the United States with expertise in various fields. Our trades panels test our products in intense conditions and offer suggestions for new and improved features. For example, one of our trades panel members, a farrier shoeing horses, experienced frustration with his heavy and restrictive work pants when he was required to bend, squat and sit throughout the day. His feedback led to the creation of our Duluthflex® Ballroom® jeans, which are built with 1% spandex and are more flexible than average jeans, allowing customers to “crouch without the ouch.” We believe that our focus on thoughtful product design and commitment to quality, such as “triple stitching the extra stitch” and “doubling down on extra durable fabric,” keeps our existing customers engaged while also attracting new customers to our brand. And we do it all because there are a whole lotta legs, torsos, feet and crotches out there counting on us.

Humorous and Distinctive Marketing

We make shopping for our products fun by using attention-grabbing advertisements that are humorous, irreverent and quirky. Our national advertising campaigns that feature characters such as our Giant Angry Beaver, Buck Naked Guy and Grab-Happy Grizzly, continue to increase our brand awareness and drive customers to our brand. These types of advertisements appeal to a wide audience and enable us to highlight the distinctive attributes of our products in a memorable way. We also use storytelling to make connections with our customers. For example, the story of our customer Tony the Diver, who wears our Fire Hose work pants over his wetsuit for added protection while working on marine construction, inspired a catalog cover and is featured on our website. Our advertising inspires our female customers by featuring women of “grit and substance” whose professions range from ranching to horse training to dog sled racing to landscape design. We believe our approach to marketing gives our products a distinct identity, enhances our brand and helps us stand out in the market.

Outstanding and Engaging Customer Experience

An important principle that shapes our brand is treating our customers like next-door neighbors. We provide a seamless, consistent omnichannel experience that makes shopping for casual wear, workwear and accessories fun, inviting and hassle-free. We are dedicated to delivering outstanding customer service by standing behind all purchases with our unconditional “No Bull Guarantee.” Our content-rich, user-friendly website is designed to provide an enjoyable, informative and efficient shopping experience. Our call center is open 24 hours a day, seven days a week, and is staffed with friendly, knowledgeable representatives dedicated to making every customer experience positive. Our stores are designed to bring our brand to life by creating a unique and entertaining experience with knowledgeable sales associates, a compelling and complete assortment of our products and hospitality areas with complimentary coffee and water. We also showcase unique attractions at each retail store, such as the tool museum in our Mt. Horeb, Wisconsin store, that celebrate the heritage of the local area. We believe these elements help promote customer loyalty and drive repeat purchases.

Attractive, Loyal Customer Base

Our customers come to us for many aspects of their everyday casual wear and workwear needs. The quality and consistency of our product offering attracts a broad demographic of men and women who lead the Modern, Self-Reliant American Lifestyle. According to an internal company survey, 88% of our customers identified themselves as working outside of the building trades. Our average customer is a homeowner with an annual household income of over $75,000. Based on these characteristics, we believe our customers have a high level of disposable income and are attracted to the quality and enhanced features of our products. In addition, we currently have over 200,000 online product reviews, over 90% of which are four or five star ratings.

Omnichannel Presence with Complete Distribution Control

We sell our products exclusively through our direct and retail channels, giving us complete control of the presentation of our brand and the relationships with our customers. This strategy allows us to present our brand in a consistent manner, including marketing, pricing and product presentation. It also enables us to reduce logistical complexities and costs because we are not subject to timing, delivery and quantity requirements set by third-party retailers, allowing our employees to concentrate on product development, storytelling and serving customers. We believe this approach to distribution is a significant advantage for our brand, allowing us to deliver feature rich, superior quality products at competitive prices.

Seasoned Management Team Driving an Impassioned Culture

Our senior management team has extensive experience across a broad range of key disciplines. With an average of approximately 30 years of experience in their respective functional areas, our management team has been instrumental in driving results and in developing a robust and scalable infrastructure to support our continued growth. Our senior management team embraces the Modern, Self-Reliant American Lifestyle and has fostered a culture committed to “outthink, outsmart and outcraft average,” which is shared by employees throughout our organization. Our strong company culture and spirited corporate personality is exemplified by the long tenure of our team members with us. We believe the strength of our senior management team, supported by our dedicated board of directors and passionate employees, is a key driver of our success and positions us well to execute our long-term growth strategy.

Our Growth Strategies

Our goal is to expand the reach of the Duluth Trading brand, using strategies that will further drive growth and profitability:

•

Building Brand Awareness to Continue Customer Acquisition. We are a rapidly growing lifestyle brand and have built strong brand awareness and successfully acquired customers over the past six years. As a relatively young brand, we believe that we have a significant opportunity to build even greater brand awareness. We plan to introduce potential customers to our brand through our national television and digital advertising campaigns, catalogs and retail store expansion. We have made significant investments in marketing to build brand awareness among our potential customers and expect to achieve leverage from these investments as our business continues to grow.

•

Accelerating Retail Expansion. We believe our customers’ purchasing decisions are heavily influenced by the availability of our retail stores. We believe that our customers’ desire to shop in stores, combined with the number of potential markets for our retail stores and the compelling unit economics of our existing retail stores, provide us with a significant opportunity to grow our U.S. retail presence. We have identified markets with the potential for approximately 100 U.S. store locations that feature high concentrations of existing Duluth Trading customers and potential customers that fit our brand demographics. We anticipate opening four to five stores during fiscal 2016 and expect the rate of new store openings to accelerate over the coming years. Our existing retail stores have been profitable in both metropolitan and rural locations across multiple markets and have achieved an average payback of less than two years. We plan to continue building our organization and investing in software systems and operational infrastructure to support the growth in our retail segment. Based on our experience to date, we believe the combination of our direct and retail channels in an individual geographic market substantially increases the net sales and customer acquisition potential in that market. For example, since opening our retail stores in the Minneapolis-St. Paul metropolitan area, our direct segment net sales in that area have continued to grow. Additionally, we believe our retail stores provide ancillary marketing benefits by giving new and existing customers a destination to experience our brand.

•

Selectively Broadening Assortments in Certain Men’s Product Categories. We believe there is an opportunity to grow our men’s business by selectively broadening our assortment in certain product categories that exhibit high growth potential and resonate with the lifestyle of our core men’s customers, such as outerwear and footwear.

Through product introductions that expand seasonality and occasions for wear, we believe we can grow our share of closet with new and existing men’s customers.
•

Growing Our Women’s Business. Since launching in 2005, our women’s business has grown significantly to represent approximately 20% of our net sales in fiscal 2015. We believe that we have a significant opportunity to continue to grow our women’s business through customer acquisition, and we plan to continue to leverage all of our marketing channels, including national television and digital advertising, our catalogs and retail stores to do so. We expect that our women’s business will continue to represent an increasing portion of our net sales, and accordingly, we are allocating a higher percentage of our total advertising budget to the women’s business. We believe that as our retail footprint expands, our women’s business will continue to grow based on our current customers’ shopping patterns. While the core of our women’s product assortment will continue to consist of solution-based apparel that fits the Modern, Self-Reliant American Lifestyle, we plan to selectively expand our product offering to appeal to a wider range of female customers.

Our Sales Channels

We sell our products exclusively through our direct and retail channels, giving us complete control of our brand presentation as well as direct interaction with the consumer. Our omnichannel business strategy allows our sales channels to work in synergy to seamlessly deliver a consistent brand experience, including consistent marketing, pricing and product presentation.

Direct Segment

Our direct channel, which comprised 88% of our fiscal 2015 net sales, reaches customers nationwide through our website and catalogs.

•

e-Commerce. Our website, www.duluthtrading.com, serves as a storefront for our product assortment and provides an interactive, user-friendly, content-rich customer experience. In fiscal 2015, our website accounted for approximately 79% of our direct segment net sales. Our website’s homepage and category content, including pricing, seasonal promotions and products, are updated frequently in order to keep them current and seasonally appropriate, which coincides with updates to our catalogs and retail store displays. Our entire product offering is available on our website with certain new products offered exclusively online during their initial introduction, as well as out-of-season but in-stock products. Our website features humorous product videos and customer testimonials that educate our customers on the features and benefits of our products, which we believe enhances our visitors’ shopping experience. We believe our e-commerce customer experience has been successful in converting website visitors into customers.

We offer our new and existing customers the ability to shop across multiple platforms and devices, including mobile devices, tablets and desktop computers. During fiscal 2015, we sold merchandise to customers through our website in all 50 states and had 34.4 million website visits, an increase of approximately 28.1% from fiscal 2014.

•

Catalog. Our catalog business is an important part of our heritage and a key differentiator in our market. Our catalogs serve as a tangible vehicle for our authentic and humorous storytelling and drive customers to visit our website and retail stores. In fiscal 2015, our catalogs accounted for approximately 21% of our direct segment net sales, which were transacted via our call center, and sales through this channel continue to grow year over year. During fiscal 2015, we published 35 catalog issues and distributed over 52 million copies, approximately 23 million of which were mailed to prospective customers. Our catalogs reflect our tailored approach to marketing and include particular expressions of our brand that resonate with our target customers. For example, we produce separate catalogs for our men’s and women’s product offerings, showcasing illustrations in our men’s catalogs and featuring women of “grit and substance” in our women’s catalogs. In addition to generating a significant portion of our direct net sales, we believe our catalogs are clever, informative and eye catching and are a vital part of building the Duluth Trading brand.

Retail Segment

In 2010, we opened our first retail store and have since expanded our retail presence, operating seven retail stores and two outlet stores as of January 2016. In fiscal 2015, our retail stores produced $37.8 million in net sales, representing 12% of total net sales, compared to $23.0 million in net sales in fiscal 2014, representing 10% of total net sales. Our existing stores have been profitable in both metropolitan and rural locations. During fiscal 2015, our retail store customer visits increased by 62% to approximately 1.1 million visits, compared to approximately 680,000 visits in fiscal 2014. Our retail stores allow us to reach customers who prefer to shop in a brick and mortar setting and give new and existing customers the opportunity to touch and feel our innovative products before making a purchase decision. Our stores range in size from approximately 6,000 to 11,000 selling square feet and are designed to bring our brand to life by creating a unique and entertaining experience, including engaging sales associates, a compelling and complete product assortment, custom made fixtures to fit our brand, free wireless Internet and complimentary coffee and water. We also showcase unique attractions at each retail store that celebrate the heritage of the local area, such as the tool museum in our Mt. Horeb, Wisconsin store and the “Exploded Tractor” exhibit in our Ankeny, Iowa store. We believe these local community elements help promote customer loyalty and drive repeat purchases.

Our retail stores allow us to reach customers that prefer to shop in a brick and mortar setting and give new and existing customers the opportunity to touch and feel our products in person before making a purchase decision. Our retail stores also provide ancillary marketing benefits, such as brand visibility in high traffic areas. We provide additional conveniences to customers at our stores, as they can order our products online and have them shipped for free to our store for pick up. Customers can also return products purchased online at our retail stores and can buy certain Duluth Trading-branded products not available in the store at the registers or in-store kiosks and have them shipped directly to their homes.

See Note 7 “Segment Reporting,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for our segment net sales, profit, total assets and other operating data.

Retail Store Expansion Opportunities and Site Location

We believe we have a compelling retail model that supports our ability to grow our store footprint in both new and existing markets across the United States with the potential to simultaneously enhance our direct segment sales in those markets and overall sales potential of the area. Unlike traditional brick and mortar retailers, we are able to leverage the wealth of customer data from our direct segment to identify potential markets for new stores that feature high concentrations of existing Duluth Trading customers and potential customers that fit our brand demographics.

We select the potential markets for our new stores based on existing customer data from our direct segment and select our store locations based on customer input, access to the freeway, visibility, store accessibility and parking. Our current retail store information also informs our future merchandising decisions. We intend the range in selling square footage, as determined by market size of each of our new stores, to be approximately 7,000 to 12,000 selling square feet. We plan to continue building our organization and investing in software systems and operational infrastructure to support the growth in our retail segment.

Our Products

We offer a comprehensive line of innovative, durable and functional casual wear, workwear and accessories for both men and women. Our product assortment includes shirts, pants, underwear, outerwear, footwear, accessories and hard goods. Our products feature proprietary designs and distinct names, such as our Longtail T® shirts, Buck NakedTM underwear and Fire Hose® work pants. The table below presents net sales by business for each of the last two fiscal years.

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	$ Change	% Change
(in thousands)
Men's (including hardgoods/other)	$243,123	$187,465	55,658	29.7%
Women's	61,034	44,402	16,632	37.5%
Total net sales	$304,157	$231,867	72,290	31.2%

We offer a stable product assortment, which appeals to our customers for their everyday and on-the-job use. The majority of our products represent enduring styles that go beyond short-lived fashion trends. We believe many of our customers’ purchases are driven by our thoughtful design and high quality craftsmanship, and our best-selling styles tend to be items that carry over year to year with only minor updates. Accordingly, the majority of our product assortment is not subject to typical inventory markdowns and is generally sold at full price across all channels.

We believe the authenticity of our products is driven by a number of factors, including our solution-based design process, use of technical materials, sophisticated manufacturing methods and innovative product features. Our products are sold at competitive prices and are designed to offer superior performance with added features such as underarm panels for more freedom of movement, triple-stitched seams for durability and mid-leg utility pockets for functionality. We also collaborate with our suppliers to develop advanced fabrics that we sell under our trademarks. For example, we incorporate our Duluthflex® Fire Hose® cotton canvas into products to provide strength and abrasion resistance with stretch for freedom of movement.

Product Development

We are focused on developing apparel and gear that builds upon the Duluth Trading brand’s product heritage of “there’s gotta be a better way,” resulting in distinctive products with enhanced features. We primarily use an innovative feedback-based design process through which we actively seek the input of our customers, including a group of more than 100 products testers with expertise in the trades industry. These trades panel members have become an integral part of our product development process, as they test and evaluate select products in intense conditions, providing real-time feedback on performance and functionality. Members of our product development team also regularly read online customer product reviews, attend tradeshows and collaborate with our vendors, which facilitates new product innovation. Our product development team incorporates all of this input to develop new product solutions and features, ensure consistent fit, style and color and design functional and durable fabrics.

We have a long history of product innovation. We have introduced a number of solution-based products, some of which are highlighted in the chart below:

Product	Year Introduced	Problem	Solution
Longtail T® shirt	2002	The infamous, much-feared Plumber's Butt	"Un-plumbering the plumber's butt" with an additional three inches of shirt body length
Fire Hose® pants	2003	Short-lived work pants	Tougher, double-weave fabric that out-toughs and outlasts the rest
Ballroom® jeans	2009	Constricting jeans	A hidden Crouch Gusset® that lets you "crouch without the ouch"
Buck NakedTM underwear	2010	Soggy and restrictive underwear	Fast-drying, odor-fighting underwear - "no pinch, no stink, no sweat"
Duluthflex® clothing	2012	Heavy and restrictive work clothing	30% lighter and more flex with added storage space
Armachillo® shirts	2013	Workwear too hot and heavy for summer	Texas-tested cooling with Made in the JadeTM fabric
Dry on the Fly® pants	2014	Soggy, constraining pants that slow you down	Performance nylon that wicks sweat and goes from wet to dry "in the blink of an eye"
Armachillo® underwear	2015	Steamy boxer briefs	Cooling performance underwear for the hottest days

Marketing

Our marketing strategy is designed to build brand awareness, acquire new customers, enhance customer loyalty and drive sales transactions. We are nationally known for our creative, irreverent and quirky advertising that features our Giant Angry Beaver, Buck Naked Guy and Grab-Happy Grizzly characters to showcase our brand philosophy, humor and innovation. We also feature testimonials in our marketing campaigns, which put our products in context, tying them to the individuals who represent our core customer, who leads a hands-on lifestyle, values a job well-done and is often outdoors for work and hobbies. We believe our customers identify with the inspiring stories of real men and women, recognize our products’ versatility and appreciate the extreme and demanding conditions our products can withstand.

We pursue our marketing strategy through multiple forms of media, which gives our products an identity and enhances our brand:

•

Television. We advertise on cable and broadcast television networks to build brand awareness for both men’s and women’s products and to reach a large, national audience. These advertisements feature our animated characters and are intended to be humorous, irreverent and quirky in order to grab the viewer’s attention, while highlighting the particularly innovative, solution-based features of our core products and the Duluth Trading name.

•

Catalogs. Our catalogs are an important part of our heritage and represent a tangible vehicle for our authentic and humorous storytelling. In fiscal 2015, we published 35 catalog issues and distributed over 52 million catalogs, approximately 23 million of which were mailed to prospective customers. Our catalogs support both sales channels, and we believe serve as an important customer acquisition tool by driving visits to our website and retail stores.

•

Digital and Email Marketing. We employ a variety of digital and online advertising strategies. These efforts include display advertising, digital video advertising, search engine marketing and optimization and targeted email, which we send to customers to introduce new products and offer promotions on select merchandise.

•

Social Media. We have an engaged social media community, which allows us to personally connect with our customers online, and we believe further raises brand awareness. We maintain a social media presence on Facebook, Pinterest, YouTube and Twitter. We also maintain a corporate blog: the “Whatchamablog.”

•

Radio, Collateral Print and Outdoor Marketing. We use traditional radio and collateral print advertising, such as newspaper inserts and postcards, and billboards in the areas surrounding our retail stores to build brand awareness, drive traffic to our website and stores, highlight certain promotions and events and support new store openings.

•

Event Sponsorship. We sponsor both national and local events, including the STIHL TIMBERSPORTS Series, a competition of the world’s top lumberjack athletes, which is one of our most prominent sponsorships with a national airing on the ABC television network, and the John Beargrease Sled Dog Marathon, the longest sled dog race in the lower 48 states.

Customer Service

We are committed to providing outstanding customer service and believe in treating our customers like next-door neighbors. Our retail stores are stocked with a comprehensive assortment of our products and staffed with knowledgeable and well trained sales associates. We stand behind all purchases with our unconditional “No Bull Guarantee.” Our call center is open 24 hours a day, seven days a week and is staffed with friendly, knowledgeable representatives dedicated to making every customer experience positive.

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors, with our top six suppliers in fiscal 2015 supplying approximately 83% of our total purchases. In fiscal 2015, 54% of our purchases came from our largest supplier, an agent partner in Hong Kong who manages multiple factories across Asia, including Cambodia, China, Indonesia and Vietnam. Approximately 17% of our purchases in fiscal 2015 came from our second largest supplier, which is based in Thailand. We believe sourcing inventory through this agent allows us to leverage the agent’s purchasing power with multiple factories, as well as transportation and logistics capabilities, allowing our internal team to focus on our core competencies of product development, storytelling and serving customers, rather than factory and mill management or logistics.

Our sourcing strategy focuses on identifying and employing vendors that provide quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with our third-party agent partners. All of our products are produced according to our specifications, and we require all of our manufacturers to adhere to strict regulatory compliance and standards of conduct. We seek to ensure the consistent quality by employing Duluth Trading-certified factory auditors to selectively examine pre-production samples, conduct periodic site visits to certain of our vendors’ production facilities and inspect inbound shipments at our distribution centers.

Distribution Centers

Our distribution centers are currently located across the United States in order to minimize transit times to our customers. We own and operate a distribution center in Belleville, Wisconsin, which is approximately 115,000 square feet of production and warehouse space. Our Belleville distribution center processes all online and in-store returns, stocks and replenishes products in our retail stores and handles our direct segment distribution needs for the Midwest. In 2014, we opened our first third-party logistics center in Sparks, Nevada for our distribution needs for western states. In September 2015, we opened another third-party logistics center in Hebron, Kentucky for our distribution needs on the east coast and in the south. Orders are generally assigned to the distribution center closest to the customer’s ship-to location. We believe our current distribution network will allow us to substantially improve delivery times to key customer concentrations in the Eastern and Western United States and is well-positioned to provide sufficient capacity to support our planned continued growth for the foreseeable future.

Information Technology

We use technology to provide customer service, business process support and business intelligence across our sales channels. We continually aim to have more efficient supply chain and distribution systems operations. Our Distributed Order Management systems provide us with omnichannel capabilities that have a global view of available-to-promise inventory management and also process direct orders from our retail stores. Our Belleville distribution center implemented a new warehouse management system in July 2015. Our Product Lifecycle Management System, which launched in June 2015, systematically coordinates efforts across our product development teams, allowing these teams to dedicate their time to building and executing solution-based product introductions. Our Vendor Portal is a web-based system that allows us to interface with key partners. We intend to make key technology investments of approximately $3.0 million to $5.0 million over the next 12 to 24 months in a new order management system, asset management system, assortment planning system and e-commerce platform that we believe are needed to support the future growth in our direct and retail segments.

Competition

We operate primarily in the apparel, footwear and accessories industry, which is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including men’s and women’s specialty apparel chains, department stores, outdoor specialty stores, apparel catalog businesses and online apparel businesses. We compete principally on the basis of brand recognition, innovation, product quality, customer service and price. To stay ahead of our competition, we continue to develop innovative solution-based products for which we create unique selling propositions that incorporate humor and storytelling.

Intellectual Property

Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office or exist under common law in the United States and other jurisdictions. The “Duluth Trading Co” trade name and trademark is used both in the United States and internationally, and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are Alaskan Hardgear®, Armachillo®, Ballroom®, Bucket Master®, Cab Commander®, Crouch Gusset®, Dry on the Fly®, Duluth Trading Company®, Duluthflex®, Fire Hose®, Longtail T®, No Polo Shirt® and Wild Boar Mocs®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including “duluthtrading.com.”

Employees

As of January 31, 2016, we employed 280 full-time and 907 part-time and flexible part-time employees, 293 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

Our business experiences seasonal fluctuations. Our net sales and net income are generally highest in the fourth fiscal quarter, which includes the holiday sales period. The following table presents net sales and net income for the fourth quarter as a percentage of the fiscal year.

	4Q	4Q Net Sales	4Q	4Q Net Income
Fiscal Year	Net Sales	% of Fiscal year	Net Income	% of Fiscal Year
(in thousands)
2015	$140,377	46.2%	$17,540	63.9%
2014	$110,131	47.5%	$13,899	58.8%
2013	$78,846	48.3%	$9,476	61.1%

Regulation and Legislation

We are subject to labor and employment laws, truth-in-advertising laws, privacy laws, safety regulations, consumer protection regulations and other laws that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.duluthtrading.com as soon as reasonably practicable after such reports are filed with, or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Class B common stock could decline, and you could lose part or all of your investment.

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

Our retail stores as of January 31, 2016 are concentrated in the Midwest. As we expand our retail store locations, we may face new challenges that are different from those we currently encounter. Our expansion into new geographic markets could result in increased competitive, merchandising, distribution and other challenges. We may encounter difficulties in attracting customers in our new retail locations due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, competition with new competitors or with existing competitors with a large, established market presence and seasonal differences in the market. Our ability to expand successfully into other geographic markets will depend on acceptance of our retail store experience by customers in those markets, including our ability to design our stores in a manner that resonates locally and to offer the correct product assortment to appeal to consumers in such markets. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business, results of operations and growth prospects may be materially adversely affected.

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

The level of customer traffic and volume of customer purchases through our direct channel, which accounted for approximately 88% of our net sales in fiscal 2015, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our products. If we are unable to maintain and increase customers’ use of our e-commerce platform, including our website, which accounted for 79% of our direct channel net sales in fiscal 2015, and the volume of purchases decline, our business and results of operations could be adversely affected.

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

Sales through our e-commerce business accounted for 79% of our total net sales in fiscal 2015. Our results of operations and financial condition are dependent on maintaining our e-commerce business and expanding our e-commerce business is an important part of our growth strategy. Dependence on our e-commerce business and its continued growth subjects us to certain risks, including:

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

We also use other paid and non-paid advertising. Our paid advertising includes search engine marketing, display advertising and paid social media. Our non-paid advertising efforts include search engine optimization, non-paid social media and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Yahoo! and Bing. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. Additionally, digital advertising costs may continue to rise and as our usage of these channels expands, such costs may impact our ability to acquire new customers in a cost-effective manner. If the level of usage of these channels by our customer base does not grow as expected, we may suffer a decline in customer growth or net sales. A significant decrease in the level of usage or customer growth would have a material adverse effect on our business, financial condition and operating results.

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

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people, information systems and facilities and expand, train and manage our employee base. We have rapidly increased employee headcount to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 89 full-time employees and 220 part-time and flexible part-time employees as of December 31, 2009 to 280 full-time employees and 907 part-time and flexible part-time employees as of January 31, 2016, and we expect to add a significant number of employees in fiscal 2016. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, particularly in Wisconsin and Minnesota, where most of our retail stores and associates are located. Failure to manage our hiring needs effectively or successfully integrate new employees may have a material adverse effect on our business, financial condition and operating results.

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

During fiscal 2015,  approximately 54% of our products were sourced through a third-party purchasing agent and 83% of our products were sourced through our top six suppliers. The remaining products were sourced from a variety of domestic and international suppliers. If these suppliers are unable or unwilling to provide the products or services that we require or materially increase their costs, our ability to offer and deliver our products on a timely and profitable basis could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. We do not have written agreements with our top suppliers, and we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect. Furthermore, if any of our significant suppliers were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement relationships on terms as favorable as our current terms, which could adversely affect our sales and operating results.

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

The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather patterns, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Fluctuations in the price and availability of fuel, labor and raw materials, such as cotton, could affect our cost of goods and an inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability, while any related pricing actions might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may have an adverse impact on our cash flow and working capital needs as well as those of our suppliers.

Our business is seasonal, and if we do not efficiently manage inventory levels, our results of operations could be adversely affected.

Our business is subject to seasonal influences, with net sales and net income realized during the fourth quarter of our fiscal year, which includes the holiday season. See Part I, Item 1 Business, under the heading “Seasonality,” for our net sales and net income realized during the fourth quarter of our fiscal year for each of the past three fiscal years.

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

As of January 31, 2016,  we had $5.0 million of total debt. The borrowings under our revolving credit facility typically peak during our third fiscal quarter. Our level of debt and the limitations imposed on us by our credit agreement could have important consequences for investors, including the following:

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

Our Class A common stock has ten votes per share, and our Class B common stock has one vote per share. Given the greater number of votes per share attributed to our Class A common stock, our Executive Chairman, Stephen L. Schlecht, who is our only Class A shareholder, beneficially own shares representing approximately 67.8% of the voting power of our outstanding capital stock. As a result of our dual class ownership structure, Mr. Schlecht will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. Furthermore, Mr. Schlecht will continue to exert a significant degree of influence or actual control over matters requiring shareholder approval, even if he owns a number of Class A shares representing as few as approximately 10% of the outstanding shares of our capital stock. Further, Mr. Schlecht owns shares representing approximately 37.6% of the economic interest of our outstanding capital stock and, together with our other executive officers, directors and their affiliates, owns shares representing approximately 45.9% of the economic interest and 72.1% of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, these shareholders will be able to control elections of directors, amendments of our articles of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class B common stock.

Additionally, the holder of our Class A common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holder of our Class A common stock will also be entitled to a separate vote in the event we seek to amend our articles of incorporation in a manner that alters or changes the powers, preferences or special rights of the Class A common stock in a manner that affects its holder adversely.

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

Future sales of substantial amounts of shares of our Class B common stock in the public market could cause the prevailing market price for our Class B common stock to fall or impair our ability to raise equity capital in the future. Based on the number of shares outstanding as of January 31, 2016, we had 28,951,742 shares of Class B common stock outstanding. Of these outstanding shares, 7,545,509 shares of Class B common stock sold by us in the IPO are freely tradable in the public market without restriction or further registration under the Securities Act, and 19,493,452 shares of Class B common stock held by our affiliates, as that term is defined in Rule 144 under the Securities Act, may only be sold in compliance with the limitations described below. The remaining 1,912,781 shares of Class B common stock outstanding are deemed restricted because of securities laws or lock-up agreements. Of these 21,408,083 shares of Class B common stock, 834,447 shares are subject to the provisions of various vesting agreements. After the lock-up agreements and vesting agreements expire, based on shares outstanding as of January 31, 2016, all other outstanding shares of Class B common stock (including Class B common stock issued upon conversion of outstanding shares of Class A common stock) will be eligible for sale in the public market, 19,493,452 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act.

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

We cannot predict if investors will find our Class B common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. If some investors find our Class B common stock less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our Class B common stock, and our stock price may be more volatile. We also cannot predict if the failure to seek independent auditor attestation of our internal control over financial reporting pursuant to Section 404 will cause certain inadequacies or weaknesses in our internal controls to go undetected.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

As a result of disclosure of information in this annual report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition and operating results.

In connection with the preparation of our financial statements for fiscal 2013 and fiscal 2014, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

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

Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We have remediated the identified material weakness as of January 31, 2016. Additional material weaknesses or significant deficiencies may be identified in the future. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the NASDAQ Stock Market listing requirements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of January 31, 2016:

			Approximate
			Gross
			Square	Leased /
Location	Segment	Primary Use	Footage	Owned
Belleville, Wisconsin	Direct	Corporate headquarters and distribution center	145,000	Owned
Mt. Horeb, Wisconsin	Direct	Innovation center	24,000	Leased
Mt. Horeb, Wisconsin	Retail	Flagship store	8,000	Leased
Port Washington, Wisconsin	Retail	Store	9,000	Leased
Duluth, Minnesota	Retail	Store	17,000	Leased
Bloomington, Minnesota	Retail	Store	13,000	Leased
Fridley, Minnesota	Retail	Store	15,000	Leased
Ankeny, Iowa	Retail	Store	12,000	Leased
Sioux Falls, South Dakota	Retail	Store	9,000	Leased
Hoffman Estates, Illinois	Retail	Store(1)	14,000	Leased
Downers Grove, Illinois	Retail	Store(1)	14,000	Leased
Omaha, Nebraska	Retail	Store(1)	16,000	Leased
LaCrosse, Wisconsin	Retail	Store(1)	11,000	Leased
Belleville, Wisconsin	Direct/Retail	Outlet store and call center	16,000	Owned
Oshkosh, Wisconsin	Direct/Retail	Outlet store and call center	9,000	Leased

_____________________________

(1)	Leased to open new store.

The leases on our innovation center and retail stores expire at various times, subject to renewal options. We consider these properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of Duluth Holdings Inc.

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The information presented below is as of April 8, 2016.

Name	Age	Office
Stephen L. Schlecht	68

Mr. Schlecht is the founder of our Company and has served as Executive Chairman of the Board since February 2012. Mr. Schlecht has served on our board of directors since our founding in 1986. Mr. Schlecht previously served as our Chief Executive Officer from February 2003 to February 2015, as President from February 2003 to February 2012 and as President and Chief Executive Officer of GEMPLER’S, Inc., which he founded in 1986, until February 2003. Mr. Schlecht holds a B.S.B.A. degree and an M.B.A. from Northwestern University. Mr. Schlecht has over 45 years of experience in the direct marketing and retail industries and has extensive leadership experience and strategic vision.

Stephanie L. Pugliese	45

Ms. Pugliese has served as President of the Company since February 2012 and as Chief Executive Officer since February 2015. Ms. Pugliese has previously served as our Chief Operating Officer from February 2014 to February 2015, as our Senior Vice President and Chief Merchandising Officer from July 2010 to February 2012, and as our Vice President of Product Development from November 2008 to July 2010. Ms. Pugliese previously served as a senior executive in several positions with Lands’ End, Inc. from November 2005 to October 2008, including General Merchandising Manager of Women’s Apparel, Men’s Apparel, and the Home Division. She also previously held the position of Vice President of Merchandising at Ann Inc. from March 2000 to May 2003. Ms. Pugliese holds a B.A. degree in marketing from New York University Stern School of Business. Ms. Pugliese is a seasoned executive with over 24 years of experience in the retail apparel industry.

Mark M. DeOrio	62

Mr. DeOrio has been our Chief Financial Officer since August 2010. Mr. DeOrio has previously served as our Senior Vice President of Operations from August 2010 to January 2015. Mr. DeOrio previously held the positions of Chief Financial Officer and Vice President of Operations at eBags, Inc. from November 2004 to December 2009 and Vice President and Chief Financial Officer of Case Logic, Inc. from September 1996 to March 2004. Mr. DeOrio has held multiple senior financial positions during his 39 year career in the consumer products industry, including nine years with KPMG and four years at Huffy Bicycle Company as a divisional head of finance. Mr. DeOrio holds a B.B.A. degree in accounting from the University of Notre Dame, Mendoza School of Business and is a CPA (inactive).

Allen L. Dittrich	61

Mr. Dittrich has served as our Senior Vice President of Omnichannel Customer Experience and Operations since February 2015. He has previously served as Senior Vice President of Retail at Allen-Edmonds Shoe Corporation from November 2009 until February 2015 and Chief Executive Officer of Retail Associates Ltd. from February 2006 to October 2008. Mr. Dittrich has also previously served as Executive Vice President and Chief Operating Officer of Gander Mountain from 2003 to August 2005 and Chief Merchandising and Marketing Officer from April 1998 to 2003. Prior thereto, Mr. Dittrich served as a senior executive in several positions with the Department Store Division at Dayton Hudson where he was employed from 1977 to 1998, including Senior Vice President General Merchandising Manager Home and Cosmetics and Senior Vice President General Merchandising Manager of Men’s and Children’s. Mr. Dittrich also served on our advisory board for fiscal 2014. Mr. Dittrich holds a B.A. degree in Business Administration and Marketing from Winona State University. Mr. Dittrich has held multiple senior executive roles and has over 38 years of experience in the direct marketing and retail industries.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class B common stock has traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015. The following table sets forth the reported high and low sales prices of our Class B common stock as reported by the NASDAQ Global Select Market,  for the fiscal period indicated. On April 5, 2016, the last reported sale price of our Class B common stock was $17.27.

Fiscal quarter ended:	High	Low
January 31, 2016 (commencing November 20, 2015)	$18.23	$12.76

Our Class A common stock is neither listed nor traded on an exchange.

As of April 5, 2016, there were approximately five holders of record based upon data provided by the transfer agent, one of whom was holder of our Class A common stock and four of whom were holders of our Class B common stock. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our Class B common stock began trading on November 20, 2015, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Prior to our initial public offering, as an “S” corporation, we distributed annually to our shareholders amounts sufficient to cover their tax liabilities, due to the income that flowed through the shareholders’ tax returns. Additional amounts were distributed from time to time to our shareholders at the discretion of the board of directors. During fiscal 2014, we paid distributions of $15.1 million to our shareholders. During fiscal 2015, we paid distributions of $60.1 million to our shareholders, which included $46.3 million for a portion of the currently estimated final distribution of $46.6 million (resulting from the termination of our “S” corporation status) of 100% of the cumulative undistributed taxable earnings from the date of our formation through November 25, 2015. The final “S” corporation distribution includes  an amount of income based on our results of operations for the full 2015 calendar year, which is our 2015 tax year, prorated from January 1, 2015 through the date of our conversion to a “C” corporation. The remaining $0.3 million of our final “S” corporation distribution will be paid in the first quarter of fiscal 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Stock Performance Graph

The following graph compares the cumulative total return to shareholders on Duluth Holdings Inc. Class B common stock from November 20, 2015, the first day our Class B common stock began trading on the NASDAQ Global Select Market, through January 29, 2016, the last day of fiscal 2015, for which trading occurred, with the NASDAQ Global Select Market Index and the NASDAQ Global Retail Index for the same period. The graph assumes an initial investment of $100 on November 20, 2015 in our Class B common stock, the NASDAQ Global Select Market and the NASDAQ Global Retail Index. The graph also assumes that the initial prices of our Class B common stock, the NASDAQ Global Select Market and the NASDAQ Global Retail Index on November 20, 2015 were the closing prices on that trading day.

Company/Market/Peer Group	11/20/2015	11/27/2015	12/31/2015	1/29/2016
DLTH	$ 100.00	$ 104.10	$ 106.89	$ 120.95
NASDAQ Global Select Market	$ 100.00	$ 100.36	$ 98.07	$ 90.57
NASDAQ Global Retail Index	$ 100.00	$ 99.28	$ 97.76	$ 98.18

Use of Proceeds from Public Offering of Class B Common Stock

On November 25, 2015, we closed our IPO, in which we registered and sold 7,666,667 shares of Class B common stock at a price of $12.00 per share. The aggregate offering price for shares sold in the offering was approximately $92.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-207300), which was declared effective by the SEC on November 19, 2015. We raised approximately $83.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.4 million and other offering expenses of approximately $1.7 million.

We used $46.3 million of the net proceeds from the offering to pay in full a short term note previously borrowed from a bank to pay a portion of the distribution of 100% of the cumulative undistributed taxable earnings to our then existing shareholders from the date of our formation through the date of termination of our “S” corporation status.

With respect to the remaining $37.6 million in net proceeds from the offering, there has been no material change in the planned use of proceeds from the Company’s IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from Duluth Trading’s audited consolidated financial statements, with the exception of the information presented in the pro forma net income information, which was unaudited, and should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8. Financial Statements and Supplementary Data, and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands, except per share and number of stores data)
Consolidated Statements of Operations:
Net sales	$304,157	$231,867	$163,089
Net income attributable to controlling interest	$27,439	$23,647	$15,516
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	25,250	23,815	23,632
Net income per share attributable to controlling interest	$1.09	$0.99	$0.66
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	25,978	24,002	23,703
Net income per share attributable to controlling interest	$1.06	$0.99	$0.65
Pro forma net income information (Unaudited)(1):
Pro forma net income attributable to controlling interest	$17,267	$14,188	$9,310
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)	$0.68	$0.60	$0.39
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)	$0.66	$0.59	$0.39
Consolidated Balance Sheets:
Cash	$37,873	$7,881	$7,500
Total assets	$120,620	$70,949	$55,463
Total debt, including current portion	$5,023	$5,683	$5,103
Working capital	$73,700	$25,714	$22,035
Operating Data:
Number of stores(2)	9	6	4
Capital expenditures	$7,306	$5,269	$3,952
EBITDA(3)	$32,168	$26,269	$17,548
Adjusted EBITDA(3)	$34,003	$26,661	$17,624

_____________________________

(1)

The unaudited pro forma net income information for all years presented gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximate our statutory income tax rate, of 40%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to “C” corporation.

(2)	Includes two outlet stores as of January 31, 2016 and one outlet store as of February 1, 2015 and February 2, 2014.
(3)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Assess the Performance of Our Business and Reconciliation of Net Income to Adjusted EBITDA” for our definition of Adjusted EBITDA and a  reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and information contained in other sections included elsewhere in this annual report, particularly, “Risk Factors,” “Selected Financial Data,” and “Business.” This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See “Forward-Looking Statements.” These forward-looking statements are subject to numerous risks and uncertainties, including those described under “Risk Factors.” Our actual results could differ materially from those suggested or implied by any forward-looking statements.

Effective February 2013, we changed our fiscal year end from December 31 to the Sunday nearest to January 31. The following discussion contains references to fiscal years 2015, 2014 and 2013, which refer to our fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014, respectively. Fiscal years 2015, 2014 and 2013 were 52-week periods.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 87.6% of our fiscal 2015 consolidated net sales. In 2010, we added retail to our omnichannel platform with the opening of our first store. Since then, we expanded our retail presence, and as of January 31, 2016, we operated seven retail stores and two outlet stores. Net sales for our retail segment represented 12.4% of our fiscal 2015 consolidated net sales.

We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck NakedTM underwear, and Fire Hose® work pants, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a heritage in workwear that transcends tradesmen and appeals to a broad demographic for everyday and on-the-job use.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 24 consecutive quarters through January 31, 2016;
•	Net sales in fiscal 2015 increased by 31.2% over the prior year to $304.2 million;
•	Adjusted EBITDA in fiscal 2015 increased by 27.5% over the prior year to $34.0 million;
•	Our retail stores have achieved an average payback of less than two years.

See “Reconciliation of Net Income to Adjusted EBITDA” section for a reconciliation of our net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

We are pursuing several strategies to continue our profitable growth, including building brand awareness to continue customer acquisition, accelerating retail expansion, selectively broadening assortments in certain men’s product categories and growing our women’s business.

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

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over-period net sales in stores that have been open for twelve fiscal months or more. Some of our competitors and other retailers calculate comparable store sales differently than we do; as a result, our comparable store sales may not be comparable to similar data made available by other companies. While we have experienced strong comparable store sales growth to date, we have excluded comparable store sales data from this Annual Report on Form 10-K due to the limited number of comparable retail stores as of January 31, 2016. Although retail store expansion is part of our growth strategy, we expect a significant percentage of our net sales to come from our direct segment for the foreseeable future.

Gross Profit

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or market reserves; inbound freight; and freight from our distribution centers to our retail stores. The primary drivers of the costs of individual goods are raw material costs. We expect gross profit to increase to the extent that we successfully grow our net sales. Given the size of our direct segment sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset shipping and handling expense included in selling, general and administrative expenses. Declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense. Our gross profit may not be comparable to other retailers, as we do not include distribution network and store occupancy expenses in calculating gross profit, but instead we include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll-related expenses and occupancy expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization and expenses of our distribution network. They also include marketing expense, which primarily includes television advertising, catalog production, mailing and print advertising costs, as well as all logistics costs associated with shipping product to our customers, consulting and software expenses and professional services fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower-volume quarters and lower in higher-volume quarters because a portion of the costs are relatively fixed.

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

We define Adjusted EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense and provision for income taxes adjusted for the impact of certain items, including non-cash and other items we do not consider representative of our ongoing operating performance. We feel Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items.

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands)
Direct net sales	$266,341	$208,909	$152,896
Retail net sales	37,816	22,958	10,193
Net sales	304,157	231,867	163,089
Cost of goods sold	130,636	100,877	71,088
Gross profit	173,521	130,990	92,001
Selling, general and administrative expenses	144,371	106,964	75,786
Operating income	29,150	24,026	16,215
Interest expense	306	341	248
Other income, net	181	422	86
Income before income taxes	29,025	24,107	16,053
Income tax expense	1,339	—	—
Net income	27,686	24,107	16,053
Less: Net income attributable to noncontrolling interest	247	460	537
Net income attributable to controlling interest	$27,439	$23,647	$15,516
Percentage of Net sales:
Direct net sales	87.6%	90.1%	93.8%
Retail net sales	12.4%	9.9%	6.2%
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	43.0%	43.5%	43.6%
Gross profit	57.0%	56.5%	56.4%
Selling, general and administrative expenses	47.5%	46.1%	46.5%
Operating income	9.6%	10.4%	9.9%
Interest expense	0.1%	0.1%	0.2%
Other income, net	0.1%	0.2%	0.1%
Income before income taxes	9.5%	10.4%	9.8%
Income tax expense	0.4%	-%	-%
Net income	9.1%	10.4%	9.8%
Less: Net income attributable to noncontrolling interest	0.1%	0.2%	0.3%
Net income attributable to controlling interest	9.0%	10.2%	9.5%
Pro Forma Net Income Information(1):
Income attributable to controlling interest before provision for income taxes	$28,778	$23,647	$15,516
Pro forma provision for income taxes	11,511	9,459	6,206
Pro forma net income attributable to controlling interest	$17,267	$14,188	$9,310

_____________________________

(1)

The unaudited pro forma net income information for all years presented gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximate our statutory income tax rate, of 40%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to “C” corporation.

Fiscal 2015 Compared to Fiscal 2014

Net Sales

Net sales increased $72.3 million, or 31.2%, to $304.2 million in fiscal 2015 compared to $231.9 million in fiscal 2014, driven by gains in both the direct and retail segments of $57.4 million, or 27.5%, and $14.9 million, or 64.7%, respectively, across the majority of all product categories. The direct net sales gains were largely attributable to our marketing efforts, which resulted in greater e-commerce traffic to our website and sales through our call center. Our website visits increased 28.1% in fiscal 2015 compared to fiscal 2014. The increase in retail net sales was primarily attributable to the opening of two new retail stores and an outlet store during fiscal 2015 and having two existing retail stores being opened for the full year fiscal 2015 versus a partial year in fiscal 2014, coupled with net sales growth in comparable stores.

Gross Profit

Gross profit increased $42.5 million, or 32.5%, to $173.5 million in fiscal 2015 compared to $131.0 million in fiscal 2014. As a percentage of net sales, gross margin increased 50 basis points to 57.0% of net sales in fiscal 2015, compared to 56.5% of net sales in fiscal 2014. The increase in gross profit of $42.5 million was primarily driven by an increase in net sales as discussed above. The increase in gross margin rate was primarily attributable to product mix, with a shift into higher margin products in fiscal 2015 compared to fiscal 2014, coupled with improved cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $37.4 million, or 35.0%, to $144.4 million in fiscal 2015 compared to $107.0 million in fiscal 2014. Selling, general and administrative expenses as a percentage of net sales were 47.5% and 46.1% during fiscal 2015 and fiscal 2014, respectively. The increase in selling, general and administrative expenses of $37.4 million was attributable to an increase of $15.8 million in advertising and marketing costs, $11.1 million in selling expenses and $10.5 million in general and administrative expenses.

The $15.8 million increase in advertising and marketing costs was primarily driven by our continued marketing efforts. As a percentage of net of sales, advertising and marketing costs increased slightly by 10 basis points to 21.4% in fiscal 2015, compared to 21.3% in fiscal 2014.

The $11.1 million increase in selling expense was primarily due to an increase in distribution labor as a result of increased net sales coupled with expenses incurred in the implementation of our warehouse management system and third party logistics (“3PL”) infrastructure to support the continued growth of our business and an increased in shipping expense due to increased net sales. As a percentage of net sales, selling expense increased 50 basis points to 14.0% in fiscal 2015 compared to 13.5% in fiscal 2014. The 50 basis point increase in selling expense as a percentage of net sales was primarily driven by an increase in distribution labor of 80 basis points as discussed above, partially offset by a decrease in shipping expense of 40 basis points due to favorable shipping rates, coupled with having our two 3PL’s closer to our customers, which reduced the cost of a delivered package.

The $10.5 million increase in general and administrative expenses was primarily due to an increase in personnel expense due to the growth of our business, an increase in consulting and professional fees and an increase in depreciation expense due to retail stores, information technology and infrastructure investments. The increased consulting-related fees were primarily attributable to the implementation of our new warehouse management system and the increased professional fees were primarily due to us becoming a public company. As a percentage of net sales, general and administrative expenses increased 80 basis points to 12.1% in fiscal 2015, compared to 11.3% in fiscal 2014, primarily due to the factors discussed above.

Interest Expense

Interest expense was $0.3 million for both fiscal 2015 and fiscal 2014.

Provision for Income Taxes

Income tax expense was $1.3 million in fiscal 2015, which consisted of $1.2 million for a one-time deferred tax expense recognized upon the conversion to a “C” corporation and $0.1 million of expense related to activity during the portion of fiscal 2015 that we were a “C” corporation (November 25, 2015 through January 31, 2016).

Prior to November 25, 2015, we had been classified as an “S” corporation for federal and state income tax purposes and therefore, we had not been subject to income taxes. Prior to that date, our shareholders had been subject to income tax on their distributive share of our earnings. In connection with our IPO, we converted to a “C” corporation. On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have increased $2.1 million, or 21.7%, to $11.5 million in fiscal 2015 from $9.5 million in fiscal 2014.

Net Income

Net income increased $3.8 million, or 16.0% to $27.4 million in fiscal 2015 compared to $23.6 million in fiscal 2014, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to both fiscal 2015 and fiscal 2014, rather than the “S” corporation tax rate that actually applied to us prior to our IPO, pro forma net income increased $3.1 million, or 21.7%, to $17.3 million in fiscal 2015 from $14.2 million in fiscal 2014.

Fiscal 2014 Compared to Fiscal 2013

Net Sales

Net sales increased $68.8 million, or 42.2%, to $231.9 million in fiscal 2014 compared to $163.1 million in fiscal 2013, driven by gains in both direct and retail segments of $56.0 million, or 36.6%, and $12.8 million, or 125.2%, respectively, across virtually all product categories. The direct net sales gains were largely attributable to our marketing efforts and increased catalog circulation, which resulted in greater e-commerce traffic to our website and sales through our call center. The $12.8 million increase in retail net sales was primarily attributable to the opening of two new stores during fiscal year 2014 coupled with full fiscal year sales related to our Bloomington store, which opened in October 2013. The two new stores contributed net sales of $7.3 million in fiscal 2014.

Gross Profit

Gross profit increased $39.0 million, or 42.4%, to $131.0 million in fiscal 2014 compared to $92.0 million in fiscal 2013. As a percentage of net sales, gross margin increased slightly to 56.5% of net sales in fiscal 2014 compared to 56.4% of net sales in fiscal 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $31.2 million, or 41.1%, to $107.0 million in fiscal 2014 compared to $75.8 million in fiscal 2013. Selling, general and administrative expenses as percentage of net sales were 46.1% and 46.5% during fiscal 2014 and fiscal 2013, respectively. The increase in selling, general and administrative expenses of $31.2 million was primarily attributable to increases of $12.1 million in advertising and marketing costs, $10.3 million in selling expenses and $8.8 million in general and administrative expenses. The increase in selling expenses was consistent with the corresponding increase in net sales. The increase in general and administrative expenses was primarily due to an increase in personnel expenses and consulting services to support our growth. The increase in advertising and marketing costs was driven by an expansion of our national advertising campaign, coupled with an increase in catalog expenses primarily due to increased circulation. The increase in selling expenses was primarily driven by increased sales.

Interest Expense

Interest expense increased $0.1 million to $0.3 million in fiscal 2014 compared to $0.2 million in fiscal 2013. The increase in interest expense was primarily due to a higher average balance drawn on the line of credit during fiscal 2014 as compared to fiscal 2013.

Provision for Income Taxes

Prior to November 25, 2015, we had been classified as an “S” corporation for federal and state income tax purposes and therefore, we had not been subject to income taxes. Prior to that date, our shareholders had been subject to income tax on their distributive share of our earnings. In connection with our IPO, we converted to a “C” corporation. On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have increased $3.3 million, or 52.4%, to $9.5 million in fiscal 2014 from $6.2 million in fiscal 2013.

Net Income

Net income increased $8.1 million, or 52.4%, to $23.6 million in fiscal 2014 compared to $15.5 million in fiscal 2013, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to both fiscal years, rather than the “S” corporation tax rate that actually applied to us, pro forma net income increased $4.9 million, or 52.4%, to $14.2 million in fiscal 2014 from $9.3 million in fiscal 2013.

Reconciliation of Net Income to Adjusted EBITDA

The following table represents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands)
Net income	$27,686	$24,107	$16,053
Depreciation and amortization	2,837	1,821	1,247
Interest expense	306	341	248
Income tax expense	1,339	—	—
EBITDA	32,168	26,269	17,548
Non-cash stock based compensation	720	74	76
Payment of grantees' tax liabilities associated with grant of restricted stock awards	1,115	318	—
Adjusted EBITDA	$34,003	$26,661	$17,624

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $7.3 million, or 27.5%, to $34.0 million in fiscal 2015 compared to $26.7 million in fiscal 2014. As a percentage of net sales, Adjusted EBITDA decreased 30 basis points to 11.2% of net sales in fiscal 2015 compared to 11.5% of net sales in fiscal 2014.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $9.0 million, or 51.3%, to $26.7 million in fiscal 2014 compared to $17.6 million in fiscal 2013. As a percentage of net sales, Adjusted EBITDA increased 70 basis points to 11.5% of net sales in fiscal 2014 compared to 10.8% of net sales in fiscal 2013.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities as well as cash on hand and a $40 million revolving line of credit as our primary sources of liquidity. Our primary cash needs have been for inventory, payroll, store leases, and capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $24.0 million to $25.0 million in fiscal 2016 on capital expenditures, including a total of approximately $10.0 million to $11.0 million for new retail store expansion. We expect it will take approximately $2.0 million to $2.6 million in capital expenditures and starting inventory to open a new store. At January 31, 2016, our working capital was $73.7 million, which includes cash of $37.9 million. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year. During the first three quarters of our fiscal year, we utilize our revolving line of credit facility to finance these cash requirements.

We believe that our cash balance as of January 31, 2016, combined with cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands)
Net cash provided by operating activities	$14,214	$22,628	$16,370
Net cash used in investing activities	(7,362)	(7,147)	(4,214)
Net cash provided by (used in) financing activities	23,140	(15,100)	(4,898)
Increase in cash	$29,992	$381	$7,258

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2015, net cash provided by operating activities was $14.2 million, which consisted of net income of $27.7 million, non-cash depreciation and amortization of $2.8 million and amortization of stock-based compensation of $0.7 million,  offset by cash used in operating assets and liabilities of $17.1 million. The cash used in operating assets and liabilities of $17.1 million primarily consisted of $14.6 million increase in inventory and prepaid expenses due to growth, coupled with a $5.5 million decrease in trade accounts payable due to timing of payments, which was partially offset by an increase in income taxes payable of $1.3 million due to our conversion from a “S” corporation to a “C” corporation.

For fiscal 2014, net cash provided by operating activities was $22.6 million, which consisted of net income of $24.1 million, non-cash depreciation and amortization of $1.8 million and other of $0.1 million, offset by cash used in operating assets and liabilities of $3.4 million. The cash used in operating assets and liabilities of $3.4 million primarily consisted of $11.8 million increase in inventory and prepaid expenses due to growth and opening of new stores, partially offset by $7.9 million increase in trade accounts payable and accrued expenses due to timing of payments.

For fiscal 2013, net cash provided by operating activities was $16.4 million, which consisted of net income of $16.1 million, non-cash depreciation and amortization of $1.2 million and other of $0.1 million, offset by cash used in operating assets and liabilities of $1.0 million. The cash used in operating assets and liabilities of $1.0 million primarily consisted of $8.6 million increase in inventory and prepaid expenses due to growth, partially offset by $7.5 million increase in trade accounts payable and accrued expense due to timing of payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities.

For fiscal 2015, net cash used in investing activities was $7.4 million, primarily driven by capital expenditures related to the opening of three new stores, coupled with the implementation of our warehouse management system.

For fiscal 2014, net cash used in investing activities was $7.1 million, primarily driven by capital expenditures of $5.3 million, due mainly to the opening of new corporate office facilities and two new stores, coupled with cash used of $1.8 million for the deconsolidation of Schlecht Enterprises, as discussed above.

For fiscal 2013, net cash used in investing activities was $4.2 million, primarily driven by capital expenditures of $4.0 million for the opening of one new store, the acquisition of new corporate office facilities and technology related improvements at our existing corporate office facilities.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to the individuals and entities that were our shareholders prior to our IPO and holders of noncontrolling interest in variable interest entities and capital contributions to Schlecht Enterprises LLC and Schlecht Retail Ventures LLC.

For fiscal 2015, net cash provided by financing activities was $23.1 million, primarily consisting of $83.9 million in net proceeds from our IPO, which was consummated during the fourth quarter, proceeds of $47.1 million from long term debt and $0.3 million for capital contributions to variable interest entities, partially offset by uses of $60.1 million for distributions to our then shareholders due to our “S” corporation status prior to our IPO, $0.6 million net payment on our revolving line of credit, $0.4 million in distributions to holders of noncontrolling interest in variable interest entities and $0.3 million of capital lease payments.

For fiscal 2014, net cash used in financing activities was $15.1 million, primarily consisting of uses of $15.1 million in tax distributions to our shareholders due to our “S” corporation status, driven by our higher net income in fiscal 2014 and the timing of distributions relating to net income generated in fiscal 2013, $0.9 million for payments on mortgage notes and $0.3 million in distributions to holders of noncontrolling interest in variable interest entities, offset by proceeds of $0.6 million, net from our revolving line of credit and $0.6 million from long-term obligations.

For fiscal 2013, net cash used in financing activities was $4.9 million, primarily consisting of uses of $4.4 million in tax distributions to our shareholders due to our “S” corporation status, $0.4 million for payments on mortgage notes, $0.5 million in distributions to holders of noncontrolling interest in variable interest entities and a  $0.4 million change in bank overdrafts, offset by proceeds of $0.7 million for capital contributions to variable interest entities.

Line of Credit

We have a $40.0 million revolving line of credit from BMO Harris Bank N.A., subject to certain borrowing base limits, which expires July 2018 and bears interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.25 percentage points. The revolving line of credit agreement is secured by essentially all Company assets and requires that we maintain certain financial and non-financial covenants, including a minimum tangible net worth and a minimum trailing twelve month EBITDA. As of January 31, 2016, we had no borrowings on our revolving line of credit and the undrawn borrowing availability under the revolving line of credit was $27.7 million, as funds are limited by borrowing base constraints. As of and for the fiscal year ended January 31, 2016, we were in compliance with all financial and non-financial covenants.

Contractual Obligations

We enter into long term contractual obligations and commitments in the normal course of business. As of January 31, 2016, our contractual cash obligations were as follows:

	Maturing in:
			2017	2019	2021
			to	to	and
	Total	2016	2018	2020	after
(in thousands)
Debt(1)	$4,953	$702	$3,913	$338	$—
Capital lease obligations(2)	86	24	25	14	23
Operating leases(3)	20,546	1,893	4,073	3,953	10,627
Total	$25,585	$2,619	$8,011	$4,305	$10,650

_____________________________

(1)	Consists of mortgage notes.
(2)

The capital leases represent minimum lease payments, including imputed interest not reflected in the Consolidated Statements of Financial Position and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(3)	Our store leases generally have initial lease terms of 5-10 years and include renewal options on substantially the same terms and conditions as the original leases. Includes related party leases.

Off-Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements, except for operating leases, as discussed in “Contractual Obligations” section above.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements.

We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in the consolidated financial statements have not been materially impacted by such variances. More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue from direct sales generally upon customer receipt of the product and from retail sales at the point of sale. This represents the point at which all risks and rewards of ownership of the product are passed, there is persuasive evidence that an arrangement exists, title has passed to the customer, the price to the buyer is fixed or determinable and collectability is reasonably assured.

We recognize shipping and handling fees as revenue included in net sales when generated from a customer order upon customer receipt of the product. Costs of shipping and handling are included in selling, general and administrative expenses.

Sales tax collected is not recognized as revenue as it is ultimately remitted to governmental authorities.

We reserve for projected merchandise returns based on both historical and actual experience, as well as various other assumptions that we believe to be reasonable. Actual merchandise returns are monitored regularly and have not been materially different from the estimates recorded. Product returns often represent merchandise that can be resold. Amounts refunded to customers are generally made by issuing the same payment tender as used in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and are therefore excluded when calculating the sales returns reserve.

Inventories

Our inventories are composed of finished goods and are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Market is determined based on net realizable value, which includes the cost to dispose. To determine if the value of inventory should be marked down below original cost, we consider current and anticipated demand, customer preference and the inventory’s age. The inventory value is adjusted periodically to reflect current market conditions, which requires our judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require us to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual observed obsolescence or periodic updates of our shrinkage estimates differ from our original estimates, we adjust our inventory reserves accordingly throughout the period. We do not believe that changes in the assumptions used in these estimates would have a significant effect on our net income or inventory balances. We have not made any material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves during the periods presented, nor have we recorded significant adjustments related to the physical inventory process.

Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or an assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset. Impairment charges are included in selling, general and administrative expenses.

We evaluate long-lived tangible assets at an individual store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level.

Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

Stock-Based Compensation – Private Company Equity Grants

We have issued restricted shares of our Class B common stock to key employees, executives and board members under restricted stock agreements. These issuances generally vest evenly over a period ranging from two to five years from the grant date and become fully vested on the applicable anniversary date of each restricted stock agreement, unless otherwise stated in the terms of each individual award. Prior to November 19, 2015, we were a private company with no active public market for our Class B common stock. The fair value of our Class B common stock was measured on September 30, 2014, December 31, 2013 and December 31, 2012 for our fiscal years 2015, 2014 and 2013, respectively. The restricted stock value is based on the estimated fair value of our Class B common stock on the grant date, which may differ from the fair value measure dates above. In the absence of a public trading market, we considered numerous objective and subjective factors to determine our best estimate of the fair value of the restricted shares of our Class B common stock on the grant date. Our estimate of this stock-based compensation is equivalent to the fair value of our Class B common stock that is ultimately expected to vest. The stock-based compensation is recognized as compensation expense over the requisite service period or a sale or change in control of our Company if such event occurs prior to the completion of the service period.

Our estimate of pre-vesting forfeitures, or forfeiture rate, was based on our internal analysis, which included the award recipients’ positions within the company and the vesting period of the awards. As such, we estimated the forfeiture rate was zero, which resulted in our recording the gross value of the awards as stock-based compensation expense in our consolidated statements of income. We will reassess the forfeiture rate assumption in future periods.

Determination of Fair Value of Class B Common Stock on Grant Date.  When we were a private company with no active public market for our Class B common stock, we determined the estimated per share fair value of our Class B common stock on the valuation date using a valuation consistent with the requirements of the IRS (Revenue Ruling 59-60), the Department of Labor (Proposed Regulation—2510.3-18(b)(4)(ii)(B)) and Uniform Standards of Professional Appraisal Practice. In conducting this valuation, we considered all objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance. Within this contemporaneous valuation performed by us, a range of factors, assumptions and methodologies were used. The significant factors included:

•	outlook and condition of the economy, the industry and our company;
•	our financial condition;
•	our earnings capacity and future prospects;
•	our dividend paying capacity;
•	historic sales of our Class B common stock and size of the block of Class B common stock to be valued;
•	market prices of publicly traded securities of companies engaged in the same or similar industry classification;
•	prices, terms and conditions affecting past sales of similar Class B common stock;
•	marketability and liquidity considerations of our Class B common stock;
•	physical condition, remaining life expectancy and functional and economic utility of our property and equipment; and
•	relative risk of the investment.

After considering the information presented by our management, our board of directors rendered its final fair value determination.

Class B Common Stock Valuation Methodologies. For the valuation of our Class B common stock, management estimated on the valuation date, our common equity value on a continuing operations basis, primarily using the income and market comparable approaches. The common equity value is the difference between the business enterprise value and debt value after adjustment for a marketability and liquidity discount of five percent.

The income approach utilized the discounted cash flow (“DCF”) methodology by discounting the anticipated cash flow stream from business operations. This valuation analysis involved a discrete projection of operating cash flow and a residual value calculation at the end of the projection. The discounted cash flow was based on a detailed projection of sales, cost of sales, operating expenses, depreciation, taxes, capital expenditures and working capital changes. Both the projected cash flows and residual value were discounted to present value based on a weighted average cost of capital calculation.

The market comparable approach utilizes earnings, sales and equity price ratios from comparable transactions. This was a process of collecting relevant market data, adjusting for comparability differences and applying price multipliers to the earnings, sales and operating equity of the company. Our market comparable analysis derived values based on stock transactions involving publicly traded companies because of the availability of complete and consistent information. Comparable companies were selected after a database search based on standard industrial codes of publicly traded companies. Earnings multipliers are a function of earnings growth and earnings volatility. Earnings multipliers derived for us were below the averages for the comparable companies because of our higher asset utilization, smaller size and higher return on assets.

We believe that the procedures employed in the DCF and market comparable methodologies were reasonable and consistent with generally accepted practices.

Income Taxes

Prior to November 25, 2015, we were taxed as an “S” corporation for income tax purposes under section 1362 of the Internal Revenue Code and therefore were not subject to federal and state income taxes. On November 25, 2015, our “S” corporation status terminated and we became subject to corporate-level federal and state income taxes at prevailing “C” corporation rates.

We account for income taxes and the related accounts using the liability method in accordance with ASC Topic 740, Income Taxes. Under this method, we accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between U.S. GAAP and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognize the effect of a change in enacted rates in the period of enactment.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

We establish assets and liabilities for uncertain tax positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. We recognize penalties and interest related to uncertain tax positions as income tax expense.

See Note 8 “Income Taxes,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, an allocation of valuation allowances between current and noncurrent deferred tax assets is not required, because the allowances will be classified as noncurrent. The provisions of ASU 2015-17 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We have adopted ASU 2015-17 as of January 31, 2016 and have reported deferred tax assets and liabilities as noncurrent on the balance sheet.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02,  Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets, but recognize expenses on the income statements in a manner which is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Accordingly, we will adopt ASU 2016-02 on February 4, 2019, the first day of our first quarter for the fiscal year ending February 2, 2020, our fiscal year 2019. We have not determined the impact of this new accounting guidance on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk Factors

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which bears interest at a rate equal to the one-month LIBOR rate plus 1.25 percentage points as of January 31, 2016. As of January 31, 2016, there was no balance outstanding under the revolving line of credit. As of January 31, 2016, the undrawn borrowing availability under the revolving line of credit was $27.7 million, as funds are limited by borrowing base constraints. Based on the average interest rate on the revolving line of credit during fiscal 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Duluth Holdings Inc.

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc. (a Wisconsin corporation) and subsidiary and affiliates (the “Company”) as of January 31, 2016 and February 1, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duluth Holdings Inc. and subsidiary and affiliates as of January 31, 2016 and February 1, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company adopted new accounting guidance in fiscal 2015 and 2014, related to the presentation of deferred income taxes.

/s/ GRANT THORNTON LLP

Chicago, Illinois

April 8, 2016

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	January 31, 2016	February 1, 2015
ASSETS
Current Assets:
Cash	$37,873	$7,881
Accounts receivable	20	17
Other receivables	76	74
Inventory, less reserve for excess and obsolete items of $1,404 and $1,290, respectively	55,303	41,363
Prepaid expenses	3,683	2,716
Deferred catalog costs	1,435	1,300
Total current assets	98,390	53,351
Property and equipment, net	21,529	16,880
Goodwill	402	402
Other assets, net	299	316
Total assets	$120,620	$70,949
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$10,611	$14,199
Income taxes payable	1,308	—
Line of credit	—	600
Current maturities of long-term debt	722	828
Accrued expenses:
Salaries and benefits	3,649	3,429
Deferred revenue	2,744	4,029
Freight	2,089	1,912
Product returns	1,244	961
Other	2,323	1,679
Total current liabilities	24,690	27,637
Long-term debt, less current maturities	4,301	4,255
Deferred rent obligations, less current maturities	1,112	795
Deferred tax liabilities	31	—
Total liabilities	30,134	32,687
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of January 31, 2016 and February 1, 2015	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 and 3,626 shares issued and outstanding as of January 31, 2016 and February 1, 2015, respectively	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 28,952 and 20,436 shares issued and outstanding as of January 31, 2016 and February 1, 2015, respectively	—	—
Capital stock	85,389	802
Retained earnings	3,443	36,025
Accumulated other comprehensive loss	(27)	(45)
Total shareholders' equity of Duluth Holdings Inc.	88,805	36,782
Noncontrolling interest	1,681	1,480
Total shareholders' equity	90,486	38,262
Total liabilities and shareholders' equity	$120,620	$70,949

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Net sales	$304,157	$231,867	$163,089
Cost of goods sold	130,636	100,877	71,088
Gross profit	173,521	130,990	92,001
Selling, general and administrative expenses	144,371	106,964	75,786
Operating income	29,150	24,026	16,215
Interest expense	306	341	248
Other income, net	181	422	86
Income before income taxes	29,025	24,107	16,053
Income tax expense	1,339	—	—
Net income	27,686	24,107	16,053
Less: Net income attributable to noncontrolling interest	247	460	537
Net income attributable to controlling interest	$27,439	$23,647	$15,516
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	25,250	23,815	23,632
Net income per share attributable to controlling interest	$1.09	$0.99	$0.66
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	25,978	24,002	23,703
Net income per share attributable to controlling interest	$1.06	$0.99	$0.65
Pro forma net income information (Unaudited) (Note 1):
Income attributable to controlling interest before provision for income taxes	$28,778	$23,647	$15,516
Pro forma provision for income taxes	11,511	9,459	6,206
Pro forma net income attributable to controlling interest	$17,267	$14,188	$9,310
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)	$0.68	$0.60	$0.39
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)	$0.66	$0.59	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Net income	$27,686	$24,107	$16,053
Other comprehensive income
Change in value of interest rate swap agreement	18	13	25
Comprehensive income	27,704	24,120	16,078
Comprehensive income attributable to noncontrolling interest	247	518	562
Comprehensive income attributable to controlling interest	$27,457	$23,602	$15,516

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

				Accumulated	Noncontrolling
				other	interest in	Total
	Capital stock		Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	earnings	loss	entities	equity
Balance at February 4, 2013	23,938	$658	$18,420	$—	$147	$19,225
Amortization of stock-based compensation	—	70	6	—	—	76
Capital contributions	—	—	—	—	734	734
Distributions	—	—	(4,434)	—	(450)	(4,884)
Net income	—	—	15,516	—	537	16,053
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	—	25	25
Balance at February 2, 2014	23,938	$728	$29,508	$—	$993	$31,229
Issuance of common stock	124	—	—	—	—	—
Amortization of stock-based compensation	—	74	—	—	—	74
Capital contributions	—	—	—	—	50	50
Distributions	—	—	(15,078)	—	(330)	(15,408)
Unrecognized gain (loss) on intercompany property transfer	—	—	(2,052)	—	2,052	—
Deconsolidation of Schlecht Enterprises, LLC	—	—	—	—	(1,803)	(1,803)
Net income	—	—	23,647	—	460	24,107
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	(45)	58	13
Balance at February 1, 2015	24,062	$802	36,025	$(45)	$1,480	$38,262
Issuance of common stock	587	—	—	—	—	—
Issuance of common stock in initial public offering, net of costs	7,667	83,923	—	—	—	83,923
Amortization of stock-based compensation	—	664	56	—	—	720
Capital contributions	—	—	—	—	344	344
Distributions	—	—	(60,077)	—	(390)	(60,467)
Net income	—	—	27,439	—	247	27,686
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	18	—	18
Balance at January 31, 2016	32,316	$85,389	$3,443	$(27)	$1,681	$90,486

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Cash flows from operating activities:
Net income	$27,686	$24,107	$16,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,837	1,821	1,247
Amortization of stock-based compensation	720	74	76
Deferred income taxes	31	—	—
Loss on disposal of property and equipment	5	4	30
Changes in operating assets and liabilities:
Accounts receivable	(3)	(16)	9
Other receivables	(2)	393	(314)
Inventory	(13,623)	(10,554)	(7,952)
Prepaid expense	(967)	(1,214)	(655)
Deferred catalog costs	1,502	157	333
Trade accounts payable	(5,544)	4,239	4,119
Income taxes payable	1,308	—	—
Accrued expenses and deferred rent obligations	264	3,617	3,424
Net cash provided by operating activities	14,214	22,628	16,370
Cash flows from investing activities:
Purchases of property and equipment	(7,306)	(5,269)	(3,952)
Purchases of other assets	(56)	(105)	(262)
Deconsolidation of Schlecht Enterprises, LLC	—	(1,773)	—
Net cash used in investing activities	(7,362)	(7,147)	(4,214)
Cash flows from financing activities:
Net proceeds from initial public offering	83,923	—	—
Proceeds from line of credit	102,862	56,615	34,033
Payments on line of credit	(103,462)	(56,015)	(34,033)
Proceeds from long term debt	47,100	632	—
Payments on long term debt	(46,899)	(927)	(386)
Payments on capital lease obligations	(261)	(47)	(12)
Change in bank overdrafts	—	—	(350)
Distributions to shareholders	(60,077)	(15,078)	(4,434)
Distributions to holders of noncontrolling interest in variable interest entities	(390)	(330)	(450)
Capital contributions to variable interest entities	344	50	734
Net cash provided by (used in) financing activities	23,140	(15,100)	(4,898)
Increase in cash	29,992	381	7,258
Cash at beginning of period	7,881	7,500	242
Cash at end of period	$37,873	$7,881	$7,500
Supplemental disclosure of cash flow information
Interest paid	$301	$340	$243
Property and equipment acquired under capital leases	$—	$323	$—

During fiscal 2014, the Company deconsolidated the accounts of Schlecht Enterprises, LLC (see Note 5 “Variable Interest Entities”). As a result, the Company recognized a decrease of $1.8 million to cash, a decrease of $1.8 million to noncontrolling interest in variable interest entities, and an increase of $0.03 million to accounts payable.

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Duluth Holdings Inc., (“Duluth Trading” or the “Company”) a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of January 31, 2016, the Company operated seven retail stores and two outlet stores across South Dakota, Minnesota, Iowa and Wisconsin. The Company’s products are marketed under the Duluth Trading Company brand, with the majority being exclusively developed and sold as Duluth Trading branded merchandise.

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

On November 25, 2015, the Company converted from an “S” corporation to a “C” corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code, as amended (the “Code”), and the Company completed its initial public offering (“IPO”). The Company issued and sold 7,666,667 shares of its Class B common stock, which includes 1,000,000 shares of Class B common stock issued pursuant to the underwriters’ option to purchase additional shares, at a price of $12.00 per share, less the underwriting discount. The Company received net proceeds of approximately $83.9 million after deducting the underwriting discount of $6.4 million and related fees and expenses of approximately $1.7 million. The Company used $46.3 million of the net proceeds from the IPO to pay in full the amount previously borrowed from a bank to pay a portion of the distribution of 100% of the cumulative undistributed taxable earnings to its then existing shareholders from the date of its formation through the date of termination of its “S” corporation status.

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2015, 2014 and 2013 ended on January 31, 2016, February 1, 2015 and February 2, 2014, respectively, and were all 52-week periods.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the parent, Duluth Holdings Inc., and its wholly-owned subsidiary, Duluth Trading Company, LLC. The Company also consolidates Schlecht Retail Ventures LLC

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

(“SRV”) as a variable interest entity (see Note 5 “Variable Interest Entities”). Prior to May 21, 2014, the Company consolidated Schlecht Enterprises, LLC (“SE”) as a variable interest entity. Effective May 21, 2014, SE was no longer considered a variable interest entity and was not consolidated after that date.

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold		Selling, General and Administrative Expenses
•	Direct cost of purchased merchandise	•	Payroll and payroll-related costs
•	Inventory shrinkage and inventory adjustments due to obsolescence	•	Third party logistics ("3PL")
•	Inbound freight	•	Occupancy expenses related to stores and operations at the Company's headquarters, including utilities, depreciation and amortization
•	Freight from the Company's distribution centers to its stores	•	Advertising expenses, including television and catalog
		•	Freight associated with shipping product to customers
		•	Consulting and professional fees

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

Catalog and advertising expenses were $65.2 million, $49.4 million and $37.3 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, for the Company’s direct business, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $20.4 million, $16.3 million and $11.7 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Income Taxes

Prior to November 25, 2015, the Company was taxed as an “S” corporation for income tax purposes under section 1362 of the Code, and therefore was not subject to federal and state income taxes. On November 25, 2015, the Company’s “S” corporation status terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

As a result of the conversion, effective November 25, 2015, the Company accounts for income taxes and related accounts using the liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between U.S. GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment.

The Company establishes assets and liabilities for uncertain tax positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company recognizes penalties and interest related to uncertain tax positions as income tax expense.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. At various times during the year, the Company has certain cash balances deposited in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

Significant Suppliers

The Company’s principal supplier of inventory accounted for 54%,  59% and 51% of total inventory expenditures in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The Company also had a second supplier that accounted for 17%,  16% and 15% of total inventory expenditures in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Inventory Valuation

Inventory, consisting of purchased product, is valued at the lower cost or market with cost determined under the first-in, first-out method.

Property and Equipment

Property and equipment consist of the following:

	January 31, 2016	February 1, 2015
(in thousands)
Land and land improvements	$1,107	$1,107
Leasehold improvements	5,617	4,052
Buildings	8,991	8,991
Vehicles	98	98
Warehouse equipment	2,380	1,724
Office equipment and furniture	5,638	3,894
Computer equipment	1,779	1,424
Software	6,327	3,620
	31,937	24,910
Accumulated depreciation and amortization	(10,907)	(8,144)
	21,030	16,766
Construction in progress	499	114
Property and equipment, net	$21,529	$16,880

The Company recorded depreciation expense of $2.8 million, $1.8 million and $1.2 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Property and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life. Depreciable lives by major classification are as follows:

	Years
Land improvements	15	-	40
Leasehold improvements	5	-	15
Buildings			39
Vehicles	5	-	10
Warehouse equipment	5	-	15
Office equipment and furniture	3	-	10
Computer equipment	3	-	5
Software		3

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired. ASC Topic 350, Intangibles-Goodwill and Other, requires that goodwill be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The Company’s management uses its judgment in assessing whether goodwill may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, competitive activities, loss of key personnel and acts by governments may signal that an asset has become impaired.

Total goodwill is reported in the Company’s direct segment. Management performed a qualitative assessment of goodwill as of December 31, 2015, 2014 and 2013, and determined that it was more likely than not that the fair value of the Company was greater than its carrying amount; as such, no further evaluation of goodwill was deemed necessary. No impairment was recognized for the years ended January 31, 2016, February 1, 2015 or February 2, 2014.

Other Assets

Other assets include loan origination fees, trade names and other non-current assets which are amortized over their estimated useful lives ranging from four to fifteen years. Other assets also include security deposits required by certain of the Company’s lease agreements and prepaid expenses which are not expected to be amortized within the next 12 months. The Company recorded amortization expense of $0.1 million, $0.1 million and $0.01 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. At January 31, 2016 and February 1, 2015, total accumulated amortization of other assets is $0.2 million and $0.1 million, respectively.

Scheduled future amortization of amortizable other assets are as follows as of January 31, 2016:

Fiscal year
(in thousands)
2016	$75
2017	37
2018	2
2019	2
2020	2
Thereafter	9
$127

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the asset or group of assets. Such analyses necessarily involve judgment.

For fiscal 2015, fiscal 2014 and fiscal 2013, management did not identify any events or changes in circumstances that indicated the potential impairment of long-lived assets.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Deferred Rent Obligation

Certain of the Company’s operating lease agreements contain provisions for future rent increases, a rent free period, and/or a period in which rental payments are reduced (abated). For each such agreement, the total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is charged to deferred rent obligations, the current portion of which is included in accrued other expenses in the consolidated balance sheets.

Store Opening Costs

Store opening costs consist primarily of occupancy costs and payroll expenses, which are included in selling, general and administrative expenses.

Stock-Based Compensation

In connection with the IPO, the Company adopted the 2015 Equity Incentive Plan of Duluth Holdings Inc. (“2015 Plan”), which provides compensation alternatives such as stock options, shares, restricted stock, restricted stock units, deferred stock and performance share units, using or based on the Company’s Class B common stock. At the time of adoption, the Company reserved 1,614,631 shares of Class B common stock for the issuance of awards under the 2015 Plan. On the first day of the first four fiscal years following the IPO, the number of shares reserved for future issuance under the 2015 Plan will increase by 1.25% of the number of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year. On February 1, 2016, the number of Class B common stock issuable under the 2015 Plan was 2,018,580 shares.

The Company accounts for its stock-based compensation plan in accordance with ASC Topic 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award. Restricted stock issued to board members generally vests over a period of one year. Restricted stock issued to key employees and executives typically vests over a period of two to five years based on the terms for each individual award. The fair value of the restricted stock is determined based on the market value of the Company’s Class B common stock on the grant date.

For restricted stock awards granted prior to the Company’s IPO, the fair value of the Company’s Class B common stock was calculated by an independent third party and was estimated by taking the average of the results of applying discounted cash flow and market comparable analyses. This value was then discounted due to the lack of marketability and liquidity of the restricted stock.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.7 million, $0.07 million and $0.08 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following is a summary of the activity in the Company’s non-vested restricted stock during the years ended January, 31, 2016, February, 1, 2015 and February 2, 2014:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 4, 2013	392,490	$0.65
Vested	(269,136)	0.59
Outstanding at February 2, 2014	123,354	0.76
Granted	123,354	2.58
Outstanding at February 1, 2015	246,708	1.67
Granted	587,769	3.78
Vested	(38,124)	3.35
Outstanding at January 31, 2016	796,353	$3.15

At January 31, 2016, the Company had unrecognized compensation expense of $1.8 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.4 years.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Taxes Collected from Customers

The Company presents all non-income government-assessed taxes (sales, use and value-added taxes) collected from its customers and remitted to governmental agencies on a net basis (excluded from revenue) in its consolidated financial statements.

Other Comprehensive Income or Loss

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2015, fiscal 2014 and fiscal 2013, other comprehensive income or loss consists of changes in the fair value of the Company’s interest rate swap agreements.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”),  defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. ASC 820 describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable, as follows:

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

The Company’s interest rate swap agreement is valued in accordance with ASC 820. Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the fair value hierarchy. However, most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with the framework, the Company attempts to maximize the use of observable market inputs in its models. When observable inputs are not available, the Company defaults to unobservable inputs. Derivatives valued based on models with significant unobservable inputs that not actively traded (or for which trade activity is one-way) are classified with Level 3 of the fair value hierarchy. The Company obtains fair value information regarding the interest rate swap agreement directly from the counter party. The model is based on observable inputs; therefore, the resulting obligation is classified within Level 2 of the fair value hierarchy at January 31, 2016 and February 1, 2015.

The carrying values of cash, accounts receivable, accounts payable and long-term obligations approximate fair value. The carrying value of goodwill and intangible assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).

 Reclassifications

The Company has reclassified certain prior year amounts to conform to the current year’s presentation. The reclassifications had no effect on prior year net income.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

3.  DEBT AND LINES OF CREDIT

Debt consists of the following:

	January 31, 2016	February 1, 2015
(in thousands)
Mortgage Note due March 2017	$3,203	$3,345
Mortgage Note due May 2019	527	590
SRV Mortgage Note due September 2017	767	—
SRV Mortgage Note due August 2016	456	475
SRV Mortgage Note due February 2015	—	342
Line of credit	—	600
Capitalized lease obligations	70	331
	$5,023	$5,683
Less: current maturities	(722)	(1,428)
Long-term debt	$4,301	$4,255

SE entered into a mortgage note (“Mortgage 2017 Note”) with an original balance of $3.8 million. The Mortgage 2017 Note expires in March 2017 and requires monthly payments of $11,900, plus interest at a rate equal to the one-month LIBOR rate plus 1.75 percentage points (effective rate of 2.2% on January 31, 2016), with a final balloon payment due in March 2017. In May 2014, the Mortgage 2017 Note was assumed by the Company in conjunction with the Company’s acquisition of the related real property from SE (see Note 5 “Variable Interest Entities”). In connection with the Mortgage 2017 Note, the Company entered into an interest rate swap agreement to reduce the impact of changes in the interest rate (see Note 4 “Derivative Financial Instrument”).

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

Lines of Credit

The Company has a revolving line of credit from a bank with availability of $40.0 million, subject to certain borrowing base limits, which expires July 2018 and bears interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.25 percentage points (effective rate of 1.7% at January 31, 2016). The revolving line of credit is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a minimum tangible net worth and a minimum trailing twelve month EBITDA.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

SRV had available a $0.6 million revolving line of credit from a bank which bore interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.5 percentage points. SRV had outstanding borrowings of $0.6 million on the revolving line of credit at February 1, 2015. The outstanding balance was paid in full and the agreement terminated in February 2015.

As of January 31, 2016 and for the fiscal year then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

Future principal maturities of all debt including capital leases are as follows as of January 31, 2016:

Fiscal year
(in thousands)
2016	$722
2017	3,865
2018	69
2019	343
2020	6
Thereafter	18
$5,023

4.  DERIVATIVE FINANCIAL INSTRUMENT

The Company uses an interest rate swap to manage its interest rate risk on the Mortgage 2017 Note (see Note 3 “Debt and Lines of Credit”). The Company does not hold or issue derivative financial instruments for trading purposes. The interest rate swap agreement has a notional principal amount equal to the outstanding balance on the Mortgage 2017 Note and matures in March 2017. The agreement effectively changes the Company’s interest rate exposure on the entire outstanding balance of the mortgage note to a fixed rate of 3%. The interest rate swap is designated as a cash flow hedge and qualifies for hedge accounting treatment using the shortcut method. Under the shortcut method, there are no gains or losses recognized due to hedge ineffectiveness and the change in the fair value of the interest rate swap is assumed to perfectly offset the change in fair value of the hedged debt. As a result, the Company reports changes in the fair value of the interest rate swap as other comprehensive income or loss in the period of change.

The fair value of the interest rate swap agreement is recorded as a liability included in other accrued expenses on the accompanying consolidated balance sheets as follows:

	January 31, 2016	February 1, 2015
(in thousands)
Interest rate swap	$27	$45

5.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of January 31, 2016 and February 1, 2015, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

On May 21, 2014, the Company acquired certain real property of SRV with a net book value of $1.0 million for cash consideration of $1.1 million. SRV recorded the $0.1 million gain on disposal of this property as an adjustment to retained earnings. The Company recorded the cost and accumulated depreciation of the acquired property at book value and recorded the excess purchase price over net book value as an adjustment to retained earnings. As a result, the consolidated balance sheet was not impacted by this transaction.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

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

The consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of January 31, 2016 and February 1, 2015:

	January 31, 2016	February 1, 2015
(in thousands)
Cash	$92	$61
Other receivables	9	6
Property and equipment, net	2,823	2,852
Other assets, net	11	2
Total assets	$2,935	$2,921

Line of credit	$—	$600
Other current liabilities	527	24
Long-term debt	727	817
Noncontrolling interest in VIE	1,681	1,480
Total liabilities and shareholders' equity	$2,935	$2,921

The real property owned by SRV is collateral for SRV’s mortgage notes, see (Note 3 “Debt and Lines of Credit”).

The Company does not consolidate Schlecht Port Washington LLC (“SPW”) as the Company is not the primary beneficiary.

6.  EARNINGS PER SHARE

Earnings per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation is as follows:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$27,439	$23,647	$15,516
Denominator - weighted average shares (Class A and Class B)
Basic	25,250	23,815	23,632
Dilutive shares	728	187	71
Diluted	25,978	24,002	23,703
Earnings per share (Class A and Class B)
Basic	$1.09	$0.99	$0.66
Diluted	$1.06	$0.99	$0.65

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

7.  SEGMENT REPORTING

The Company has two operating segments, which are also its reportable segments: direct and retail. The direct segment includes revenues from the Company’s website and catalogs. The retail segment includes net sales from the Company’s retail and outlet stores. These two operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance of the segments.

Interest expense, income tax expense, and corporate expenses, which include but are not limited to: human resources, legal, finance, information technology, design and other corporate related expenses, are included in the Company’s direct segment. Depreciation and amortization, and property and equipment expenditures, are recognized in each respective segment. Advertising expenses are generally included in the Company’s direct segment, except for specific store advertising, which is included in the Company’s retail segment.

Variable allocations of assets are not made for segment reporting. The Company does not have any assets outside of the United States. Sales outside of the United States were insignificant.

Segment information is presented in the following tables:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands)
Net sales
Direct	$266,341	$208,909	$152,896
Retail	37,816	22,958	10,193
Total net sales	$304,157	$231,867	$163,089
Operating income
Direct	$21,031	$19,500	$15,195
Retail	8,119	4,526	1,020
Total operating income	29,150	24,026	16,215
Interest expense	306	341	248
Other income, net	181	422	86
Income before income taxes	$29,025	$24,107	$16,053

Segment total assets

	January 31, 2016	February 1, 2015
(in thousands)
Direct	$106,733	$61,653
Retail	13,887	9,296
Total assets at period end	$120,620	$70,949

Segment depreciation and amortization

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands)
Direct	$1,786	$1,138	$887
Retail	1,051	683	360
Total depreciation and amortization	$2,837	$1,821	$1,247

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Segment capital expenditures

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands)
Direct	$3,550	$2,613	$2,150
Retail	3,756	2,656	1,802
Total capital expenditures	$7,306	$5,269	$3,952

8.  INCOME TAXES

On November 25, 2015, the Company’s “S” corporation status terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

The components of income tax expense for the year ended January 31, 2016 were as follows:

(in thousands)
Current:
Federal	$1,114
State	194
1,308
Deferred:
Federal	100
State	(69)
31
Total income tax expense	$1,339

A  reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows for the year ended January 31, 2016:

(in thousands)
Federal taxes at statutory rate	$10,073	35.0%
Tax effect of earnings not subject to federal income tax due to "S" corporation status	(8,952)	(31.1)%
State and local income taxes, net of federal benefit	124	0.4%
Impact of change in tax status	94	0.3%
Total income tax expense	$1,339	4.6%

As a result of the conversion to a “C” corporation, the Company recorded an increase in net deferred tax liabilities of $0.1 million and a one-time deferred tax expense of $0.1 million during the fourth quarter of fiscal 2015.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of January 31, 2016, were as follows:

(in thousands)
Deferred tax assets:
Returns allowance	$485
Uniform capitalization	597
Inventory	548
Deferred rent	479
Accruals	975
Total deferred tax assets	3,084

Deferred tax liabilities:
Property and equipment	1,283
Stock-based compensation	686
Prepaid expenses	1,026
Goodwill and intangibles	120
Total deferred tax liabilities	3,115
Net deferred tax liabilities	$31

Uncertain Tax Positions

As of January 31, 2016 and February 1, 2015, there were no material unrecognized tax benefits. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no amounts recorded as tax expense for interest or penalties for the years ended January 31, 2016, February 1, 2015 and February 2, 2014.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax years beginning January 1, 2012, and state tax returns for tax years beginning January 1, 2011, are open for examination.

9.  LEASES

The Company is party to non-cancellable operating leases. Store leases generally have initial lease terms ranging from five to ten years with renewal options on substantially the same terms and conditions as the original leases.

The Company leases retail space in Port Washington, Wisconsin from SPW, an entity that is owned by the majority shareholder of the Company. The lease expires in December 2023 and is accounted for as an operating lease. The Company has the option to renew the lease for one additional five-year period under substantially the same terms. The lease provides for base monthly payments of $10,600 beginning in October 2013 and effective January 2015, monthly payments increase by 2% annually. As of January 31, 2016, the base monthly payment was $11,000. Rental expense was $0.1 million for both fiscal 2015 and fiscal 2014 and $0.09 million for fiscal 2013.

Future minimum lease payments under the non-cancellable operating leases are as follows as of January 31, 2016:

	Related
Fiscal year	party	Other	Total
(in thousands)
2016	$128	$1,765	$1,893
2017	142	1,909	2,051
2018	145	1,877	2,022
2019	147	1,844	1,991
2020	144	1,818	1,962
Thereafter	435	10,192	10,627
Total future minimum lease payments	$1,141	$19,405	$20,546

Total rent expense under non-cancellable operating leases were $1.7 million for fiscal 2015 and $1.2 million for both fiscal 2014 and fiscal 2013.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

10.  RELATED PARTY TRANSACTIONS

The Company leases  certain real property from an entity owned by the majority shareholder. See Note 9 “Leases.”

11.  RETIREMENT PLAN

The Company has a contributory 401(k) profit sharing plan (the “Plan”) which covers all employees who have attained age 21 and who have met minimum service requirements. The Company makes quarterly non-discretionary “safe harbor” matching contributions to the Plan equal to 100% of the basic contribution made by each participant on the first 3% of his or her compensation plus 50% of the basic contribution made by each participant on the next 2% of his or her compensation.

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2015 and 2014. For the plan year ended December 31, 2013, the Company elected to make a profit sharing contribution to the Plan on behalf of all eligible participants equal to 5% of eligible wages, as defined by the Plan.

The Company’s total expenses under the Plan were $0.5 million, $0.4 million and $0.6 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

12.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company becomes involved in lawsuits and other claims arising from its ordinary course of business. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. Management believes, after considering a number of factors and the nature of any outstanding litigation or claims, that the outcome will not have a material effect upon the Company’s results of operations, financial condition or cash flows. However, because of the unpredictable nature of these matters, the Company cannot provide any assurances regarding the outcome of any litigation or claim to which it is a party or the impact on it of an adverse ruling in such matters.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2015
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per common share)
Net sales	$56,807	100.0%	$51,677	100.0%	$55,296	100.0%	$140,377	100.0%
Gross profit	32,663	57.5%	30,462	58.9%	31,604	57.2%	78,792	56.1%
Operating income	2,754	4.8%	5,755	11.1%	1,646	3.0%	18,995	13.5%
Net income attributable to controlling interest	2,691	4.7%	5,699	11.0%	1,509	2.7%	17,540	12.5%
Basic earnings per common share attributable to controlling interest (Class A and Class B)	0.11		0.24		0.06		0.59
Diluted earnings per common share attributable to controlling interest (Class A and Class B)	0.11		0.24		0.06		0.58

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

	Fiscal 2014
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per common share)
Net sales	$43,310	100.0%	$35,860	100.0%	$42,566	100.0%	$110,131	100.0%
Gross profit	25,061	57.9%	20,692	57.7%	23,938	56.2%	61,299	55.7%
Operating income	2,770	6.4%	4,137	11.5%	3,108	7.3%	14,011	12.7%
Net income attributable to controlling interest	2,653	6.1%	4,101	11.4%	2,994	7.0%	13,899	12.6%
Basic earnings per common share attributable to controlling interest (Class A and Class B)	0.11		0.17		0.13		0.58
Diluted earnings per common share attributable to controlling interest (Class A and Class B)	0.11		0.17		0.13		0.58

14.  RECENT ACCOUNTING PRONOUNCEMENTS

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, an allocation of valuation allowances between current and noncurrent deferred tax assets is not required, because the allowances will be classified as noncurrent. The provisions of ASU 2015-17 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted ASU 2015-17 as of January 31, 2016 and has reported deferred tax assets and liabilities as noncurrent on the balance sheet.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets, but recognize expenses on the income statements in a manner which is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Accordingly, the Company will adopt ASU 2016-02 on February 4, 2019, the first day of the Company’s first quarter for the fiscal year ending February 2, 2020, the Company’s fiscal year 2019. The Company has not determined the impact of this new accounting guidance on the Company’s consolidated financial statements.

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2016, February 1, 2015 and February 2, 2014

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended January 31, 2016	$1,290	$114	$—	$—	$1,404
Year ended February 1, 2015	743	547	—	—	1,290
Year ended February 2, 2014	707	36	—	—	743

Product returns reserve
Year ended January 31, 2016	$961	$283	$—	$—	$1,244
Year ended February 1, 2015	909	52	—	—	961
Year ended February 2, 2014	496	413	—	—	909

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. Based on the evaluation of our disclosure controls and procedures as of January 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

In connection with the preparation of our fiscal 2013 and fiscal 2014 consolidated financial statements included in our Registration Statement on Form S-1, as amended (Registration No. 333-207300), which was declared effective by the SEC on November 19, 2015, we identified a material weakness in our internal control over financial reporting related to period cut-offs impacting revenue recognition and inventory receipts. Our practice with respect to revenue recognition had been to recognize revenue upon shipment of the product (for direct sales) or at the point of sale (for retail store transactions). This had been our practice because we believed that these were the points when the following four revenue recognition criteria were met: (i) persuasive evidence of an arrangement exists; (ii) title has passed to the customer; (iii) the sales price is fixed and determinable and no further obligation exist; and (iv) collectability is reasonably assured. Upon further evaluation of the revenue guidance, we concluded that the appropriate time to recognize revenue with respect to our direct sales is upon receipt by the customer in accordance with U.S. GAAP. On an annual basis, the assistant controller reviews a sample of direct sales transactions and then calculates the average lag time between the date the product was shipped and the date the product was received by the customer. On a quarterly basis, we consider whether any business activities or other factors may suggest a change in average lag time it takes to ship an item to the customer. The controller performs a review of the average lag time analysis by the assistant controller for reasonableness. Based on our analysis and review of shipping data, we determined that products are generally shipped complete from our distribution centers to the customer’s requested drop-off location within three business days. Based on the three day transit time, we record a revenue reversal entry each quarter to adjust for direct sales that have been shipped but not received by the customer.

With respect to inventory receipts, we have certain suppliers for whom we had recognized inventory and accounts payable upon receipt of invoice and proof of shipment from the supplier. The term for these shipments was FOB Shipping Point, indicating that we should have recognized inventory and accounts payable at the time of shipment by the suppliers. In conjunction with our quarterly close, the assistant controller reviews the inbound shipments spreadsheet which is distributed by the inventory coordinator, and ensures all authorized vendor shipments that have not been received by us are accounted for. An inventory in-transit journal entry is posted by the assistant controller and reviewed by the controller.

We remediated the material weakness discussed above during our fiscal fourth quarter for the year ended January 31, 2016.

Except, as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 annual meeting of shareholders to be held on July 14, 2016 (the "Proxy Statement"). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about May 25, 2016.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the code of business conduct and ethics on our website at http://ir.duluthtrading.com under the tab “Corporate Governance—Documents & Charters—Code of Business Conduct and Ethics.”

Our code of business conduct and ethics is available in print for any shareholder who requests it by writing to: Secretary, Duluth Holdings Inc., 170 Countryside Drive, Belleville, Wisconsin, 53508. We are not including the information available on or through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of Duluth Holdings Inc.” as of April 8, 2016 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Transactions and Relationships – Related Party Transactions” and “Proposal One: Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Audit Committee Report.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Schedule II is included in Part II, Item 8, all other financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DULUTH HOLDINGS INC.

By:	/s/ Stephanie L. Pugliese
Stephanie L. Pugliese
President and Chief Executive Officer

DATE: April 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Stephanie L. Pugliese Stephanie L. Pugliese	President and Chief Executive Officer and a Director (Principal Executive Officer)	April 8, 2016
/s/ Mark M. DeOrio Mark M. DeOrio	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2016

Directors: Stephen L. Schlecht, E. David Coolidge III, Francesca M. Edwardson, William E. Ferry, Thomas G. Folliard, David C. Finch, C. Roger Lewis, Brenda I. Morris.

By:	/s/ Stephanie L. Pugliese	April 8, 2016
Stephanie L. Pugliese
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

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

10.5+

Restricted Stock Agreement between Duluth Holdings Inc. and Stephanie Pugliese, dated April 30, 2012, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.6+

Restricted Stock Agreement between Duluth Holdings Inc. and Stephanie Pugliese, dated April 1, 2014, incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.7+

Restricted Stock Agreement between Duluth Holdings Inc. and Stephanie Pugliese, dated February 2, 2015, incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.8+

Restricted Stock Agreement between Duluth Holdings Inc. and Al Dittrich, dated February 2, 2015, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.9+

Restrictive Covenant Agreement between Duluth Holdings Inc. and Stephanie Pugliese, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.10+

Restrictive Covenant Agreement between Duluth Holdings Inc. and Al Dittrich, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.11+	2014 Vice President Bonus Plan, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.
10.12+

2015 Executive Chairman and Chief Executive Officer Bonus Plan, incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.13+	2015 Senior Vice President Bonus Plan, incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.
10.14+	Summary of Outside Director Compensation Program, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.
10.15+

2015 Consulting Agreement between Duluth Holdings Inc. and Mr. Lewis, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.16+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
10.17+

Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.18

Lease between Schlecht Retail Ventures LLC and Duluth Holdings Inc., dated September 12, 2014 (100 First Street, Mt. Horeb, Wisconsin), incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.19

Commercial Lease between Schlecht Retail Ventures LLC and Duluth Holdings Inc., dated February 14, 2010 (100 West Main Street, Mt. Horeb, Wisconsin), incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.20

Retail Space Lease between LDC-728 Milwaukee, LLC and Duluth Holdings Inc., dated January 23, 2012 (108 North Franklin Street, Port Washington, Wisconsin), incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.21

First Amendment to Retail Lease between LDC-728 Milwaukee, LLC and Duluth Holdings Inc., dated January 23, 2012 (108 North Franklin Street, Port Washington, Wisconsin), incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.22

Second Amendment to Retail Lease between Schlecht Port Washington LLC and Duluth Holdings Inc., dated January 23, 2012 (108 North Franklin Street, Port Washington, Wisconsin), incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.23

Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Duluth Holdings Inc. and shareholders of Duluth Holdings Inc., incorporated by reference to Exhibit 10.23 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 13, 2015.

10.24(a)

Amended and Restated Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A. (f/k/a Harris N.A.), Duluth Holdings Inc. and Duluth Trading Company, LLC, incorporated by reference to Exhibit 10.24(a) of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.24(b)

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the Second Amendment to the Amended and Restated Loan Agreement dated December 27, 2013, incorporated by reference to Exhibit 10.24(b) of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.24(c)

Amended and Restated Revolving Note, dated June 13, 2011, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc. and Duluth Trading Company, LLC, incorporated by reference to Exhibit 10.24(c) of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.24(d)

Amended and Restated Term Note, dated June 13, 2011, among BMO Harris Bank N.A. (f/k/a Harris N.A.), Duluth Holdings Inc. and Duluth Trading Company, LLC, incorporated by reference to Exhibit 10.24(d) of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.24(e)

Guaranty, dated June 13, 2011, between BMO Harris Bank N.A. (f/k/a Harris N.A.) and Schlecht Retail Ventures LLC, incorporated by reference to Exhibit 10.24(e) of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.25

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the First Amendment to the Amended and Restated Loan Agreement dated June 30, 2012, incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.26

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the Second Amendment to the Amended and Restated Loan Agreement dated December 27, 2013, incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.27

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the Third Amendment to the Amended and Restated Loan Agreement dated April 15, 2014, incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.28

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the Fourth Amendment to the Amended and Restated Loan Agreement dated May 21, 2014, incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.29

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the Fifth Amendment to the Amended and Restated Loan Agreement dated March 24, 2015, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.30

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the Sixth Amendment to the Amended and Restated Loan Agreement dated May 31, 2015, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.31

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the Seventh Amendment to the Amended and Restated Loan Agreement dated July 27, 2015, incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.32

Loan Agreement, dated June 13, 2011, among BMO Harris Bank N.A., Duluth Holdings Inc. and Duluth Trading Company, LLC, as amended by the Eighth Amendment to the Amended and Restated Loan Agreement dated August 31, 2015, incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.33+	Annual Incentive Plan, incorporated by reference to Exhibit 10.33 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 13, 2015.
21.1	Subsidiaries of Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

  ______________________________

+     Indicates a management contract or compensation plan or arrangement

*     Filed herewith

**   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”