Form 10-Q
period 2016-05-01
DULUTH HOLDINGS INC.
filed 2016-06-08
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-37641

_________________________________________

DULUTH HOLDINGS INC.

(Exact name of registrant as specified in its charter)

 _________________________________________

Wisconsin	39-1564801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

170 Countryside Drive P.O. Box 409 Belleville, Wisconsin	53508
(Address of principal executive offices)	(Zip Code)

(608) 424-1544
(Registrant’s telephone number, including area code)

_________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of June 6, 2016 was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock,  no par value, as of June 6, 2016, was 29,004,706.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED May 1, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	May 1, 2016	January 31, 2016
ASSETS
Current Assets:
Cash	$30,303	$37,873
Accounts receivable	45	20
Other receivables	474	76
Inventory, less reserve for excess and obsolete items of $1,549 and $1,404, respectively	58,239	55,303
Prepaid expenses	3,532	3,683
Deferred catalog costs	540	1,435
Total current assets	93,133	98,390
Property and equipment, net	25,173	21,529
Goodwill	402	402
Other assets, net	279	299
Total assets	$118,987	$120,620
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$7,072	$10,611
Income taxes payable	1,965	1,308
Current maturities of long-term debt	3,741	722
Accrued expenses:
Salaries and benefits	878	3,649
Deferred revenue	3,967	2,744
Freight	1,141	2,089
Product returns	947	1,244
Other	3,072	2,323
Total current liabilities	22,783	24,690
Long-term debt, less current maturities	1,209	4,301
Deferred rent obligations, less current maturities	1,096	1,112
Deferred tax liabilities	7	31
Total liabilities	25,095	30,134
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of May 1, 2016 and January 31, 2016	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of May 1, 2016 and January 31, 2016	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,005 and 28,952 shares issued and outstanding as of May 1, 2016 and January 31, 2016, respectively	—	—
Capital stock	85,586	85,389
Retained earnings	6,575	3,443
Accumulated other comprehensive loss	(21)	(27)
Total shareholders' equity of Duluth Holdings Inc.	92,140	88,805
Noncontrolling interest	1,752	1,681
Total shareholders' equity	93,892	90,486
Total liabilities and shareholders' equity	$118,987	$120,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	May 1, 2016	May 3, 2015
Net sales	$68,632	$56,807
Cost of goods sold	28,941	24,144
Gross profit	39,691	32,663
Selling, general and administrative expenses	34,350	29,909
Operating income	5,341	2,754
Interest expense	38	52
Other income, net	70	49
Income before income taxes	5,373	2,751
Income tax expense	2,061	—
Net income	3,312	2,751
Less: Net income attributable to noncontrolling interest	71	60
Net income attributable to controlling interest	$3,241	$2,691
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,520	23,815
Net income per share attributable to controlling interest	$0.10	$0.11
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,253	24,233
Net income per share attributable to controlling interest	$0.10	$0.11
Pro forma net income information (Note 1):
Income attributable to controlling interest before provision for income taxes		$2,691
Pro forma provision for income taxes		1,076
Pro forma net income attributable to controlling interest		$1,615
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)		$0.07
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)		$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 1, 2016	May 3, 2015
Net Income	$3,312	$2,751
Other comprehensive income
Change in value of interest rate swap agreement	6	9
Comprehensive income	3,318	2,760
Comprehensive income attributable to noncontrolling interest	71	60
Comprehensive income attributable to controlling interest	$3,247	$2,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

				Accumulated	Noncontrolling
				other	interest in	Total
	Capital stock		Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	earnings	loss	entities	equity
Balance at January 31, 2016	32,316	$85,389	$3,443	$(27)	$1,681	$90,486
Issuance of common stock	53	—	—	—	—	—
Amortization of stock-based compensation	—	197	83	—	—	280
Distributions	—	—	(192)	—	—	(192)
Net income	—	—	3,241	—	71	3,312
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	6	—	6
Balance at May 1, 2016	32,369	$85,586	$6,575	$(21)	$1,752	$93,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 1, 2016	May 3, 2015
Cash flows from operating activities:
Net income	$3,312	$2,751
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	869	554
Amortization of stock-based compensation	280	180
Deferred income taxes	(24)	—
Changes in operating assets and liabilities:
Accounts receivable	(25)	(15)
Other receivables	(398)	(165)
Inventory	(2,786)	(918)
Prepaid expense	151	(192)
Deferred catalog costs	1,781	776
Trade accounts payable	(4,574)	(4,935)
Income taxes payable	657	—
Accrued expenses and deferred rent obligations	(3,072)	(2,806)
Net cash used in operating activities	(3,829)	(4,770)
Cash flows from investing activities:
Purchases of property and equipment	(3,476)	(2,495)
Purchases of other assets	—	(21)
Net cash used in investing activities	(3,476)	(2,516)
Cash flows from financing activities:
Proceeds from line of credit	—	13,694
Payments on line of credit	—	(12,331)
Proceeds from long term debt	—	800
Payments on long term debt	(68)	(422)
Payments on capital lease obligations	(5)	(247)
Change in bank overdrafts	—	4,057
Distributions to shareholders	(192)	(6,159)
Capital contributions to variable interest entities	—	344
Other	—	(9)
Net cash used in financing activities	(265)	(273)
Decrease in cash	(7,570)	(7,559)
Cash at beginning of period	37,873	7,881
Cash at end of period	$30,303	$322
Supplemental disclosure of cash flow information
Interest paid	$38	$63
Income taxes paid	$1,310	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of May 1, 2016, the Company operated seven retail stores and two outlet stores across South Dakota, Minnesota, Iowa and Wisconsin. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

On November 25, 2015, the Company converted from an “S” corporation to a “C” corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code, as amended (the “Code”), and the Company completed its initial public offering (“IPO”). Refer to the Company’s consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2016, for additional information related to the Company’s IPO. During the first quarter of fiscal 2016, the Company paid the remaining $0.2 million balance of its final “S” corporation distribution, which resulted in a total final distribution of $46.6 million from the termination of the Company’s “S” corporation status.

B.    Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of the parent, Duluth Holdings Inc., and its wholly-owned subsidiary, Duluth Trading Company, LLC. The Company also consolidates Schlecht Retail Ventures LLC (“SRV”) as a variable interest entity (see Note 4 “Variable Interest Entities”). All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2016 is a 52-week period and ends on January 29, 2017.  Fiscal 2015 was a 52-week period and ended on January 31, 2016. The three months of fiscal 2016 and fiscal 2015 represent the Company’s 13-week periods ended May 1, 2016 and May 3, 2015, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended May 1, 2016 and May 3, 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended May 1, 2016 and May 3, 2015. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2016.

C.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

D.    Pro Forma Net Income Information

For the three months ended May 3, 2015, the pro forma net income information gives effect to the conversion of the Company to a “C” corporation on November 25, 2015. Prior to such conversion, the Company was an “S” corporation and generally not subject to income taxes. The pro forma net income, therefore, includes an adjustment for income tax expense on the income attributable to controlling interest as if the Company had been a “C” corporation as of February 4, 2013 at an

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory rate for each period. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

For the three months ended May 3, 2015, the pro forma basic and diluted net income per share of Class A and Class B common stock is computed using the pro forma net income, as discussed above.

2.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	May 1, 2016	January 31, 2016
(in thousands)
Mortgage Note due March 2017	$3,167	$3,203
Mortgage Note due May 2019	511	527
SRV Mortgage Note due September 2017	757	767
SRV Mortgage Note due August 2016	450	456
Capitalized lease obligations	65	70
	$4,950	$5,023
Less: current maturities	(3,741)	(722)
Long-term debt	$1,209	$4,301

In May 2014, the Company assumed a mortgage note (“Mortgage 2017 Note”) from Schlecht Enterprises LLC (“SE”) in conjunction with the Company’s acquisition of certain related real property from SE, an entity that was previously consolidated through May 21, 2014. The Mortgage 2017 Note had an original balance of $3.8 million. The Mortgage 2017 Note expires in March 2017 and requires monthly payments of $11,900, plus interest at a rate equal to the one-month LIBOR rate plus 1.75 percentage points (effective rate of 2.2% on May 1, 2016), with a final balloon payment due in March 2017. In connection with the Mortgage 2017 Note, the Company entered into an interest rate swap agreement to reduce the impact of changes in the interest rate (see Note 3 “Derivative Financial Instrument”).

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

Line of Credit

The Company has a  revolving line of credit from a bank with availability of $40.0 million, subject to certain borrowing base limits, which expires July 2018 and bears interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.25

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

percentage points (effective rate of 1.7% at May 1, 2016). The revolving line of credit is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a minimum tangible net worth and a minimum trailing twelve month EBITDA.

As of May 1, 2016 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

3.    DERIVATIVE FINANCIAL INSTRUMENT

The Company uses an interest rate swap to manage its interest rate risk on the Mortgage 2017 Note. The Company does not hold or issue derivative financial instruments for trading purposes. The interest rate swap agreement has a notional principal amount equal to the outstanding balance on the Mortgage 2017 Note and matures in March 2017. The agreement effectively changes the Company’s interest rate exposure on the entire outstanding balance of the mortgage note to a fixed rate of 3%. The interest rate swap is designated as a cash flow hedge and qualifies for hedge accounting treatment using the shortcut method. Under the shortcut method, there are no gains or losses recognized due to hedge ineffectiveness and the change in the fair value of the interest rate swap is assumed to perfectly offset the change in fair value of the hedged debt. As a result, the Company reports changes in the fair value of the interest rate swap as other comprehensive income or loss in the period of change.

The fair value of the interest rate swap agreement is recorded as a liability included in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets as follows:

	May 1, 2016	January 31, 2016
(in thousands)
Interest rate swap	$21	$27

4.    VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of May 1, 2016 and January 31, 2016, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of May 1, 2016 and January 31, 2016:

	May 1, 2016	January 31, 2016
(in thousands)
Cash	$179	$92
Other receivables	11	9
Property and equipment, net	2,805	2,823
Other assets, net	9	11
Total assets	$3,004	$2,935

Other current liabilities	$535	$527
Long-term debt	717	727
Noncontrolling interest in VIE	1,752	1,681
Total liabilities and shareholders' equity	$3,004	$2,935

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.    EARNINGS PER SHARE

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

	Three Months Ended
	May 1, 2016	May 3, 2015
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$3,241	$2,691
Denominator - weighted average shares (Class A and Class B)
Basic	31,520	23,815
Dilutive shares	733	418
Diluted	32,253	24,233
Earnings per share (Class A and Class B)
Basic	$0.10	$0.11
Diluted	$0.10	$0.11

6.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company during the three months ended May 1, 2016 and May 3, 2015 was $0.3 million and $0.2 million, respectively, and is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s non-vested restricted stock during the three months ended May 1, 2016 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 31, 2016	796,353	$3.15
Granted	52,964	22.66
Outstanding at May 1, 2016	849,317	$4.37

At May 1, 2016, the Company had unrecognized compensation expense of $2.7 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 1, 2016	January 31, 2016
(in thousands)
Land and land improvements	$1,107	$1,107
Leasehold improvements	5,617	5,617
Buildings	8,996	8,991
Vehicles	177	98
Warehouse equipment	2,516	2,380
Office equipment and furniture	5,793	5,638
Computer equipment	1,932	1,779
Software	6,399	6,327
	32,537	31,937
Accumulated depreciation and amortization	(11,757)	(10,907)
	20,780	21,030
Construction in progress	4,393	499
Property and equipment, net	$25,173	$21,529

8.    SEGMENT REPORTING

The Company has two operating segments, which are also its reportable segments: direct and retail. The direct segment includes net sales from the Company’s website and catalogs. The retail segment includes net sales from the Company’s retail and outlet stores. These two operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance of the segments.

Interest expense, income tax expense, and corporate expenses, which include but are not limited to: human resources, legal, finance, information technology, design and other corporate related expenses are included in the Company’s direct segment. Depreciation and amortization, and property and equipment expenditures,  are recognized in each segment. Advertising expenses are generally included in the Company’s direct segment, except for specific store advertising, which is included in the Company’s retail segment.

Variable allocations of assets are not made for segment reporting. The Company does not have any assets outside of the United States. Sales outside of the United States were insignificant.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is presented in the following tables:

	Three Months Ended
	May 1, 2016	May 3, 2015
(in thousands)
Net sales
Direct	$60,325	$51,355
Retail	8,307	5,452
Total net sales	$68,632	$56,807
Operating income
Direct	$4,191	$2,168
Retail	1,150	586
Total operating income	5,341	2,754
Interest expense	38	52
Other income, net	70	49
Income before income taxes	$5,373	$2,751

Segment total assets

	May 1, 2016	January 31, 2016
(in thousands)
Direct	$102,963	$106,733
Retail	16,024	13,887
Total assets at period end	$118,987	$120,620

9.    INCOME TAXES

Prior to November 25, 2015, the Company was taxed as an “S” corporation for federal income taxes purposes under Section 1362 of the Code, and therefore was not subject to federal and state income taxes. On November 25, 2015, the Company’s “S” corporation status terminated, and the Company became subject to corporate-level federal and state income taxes at prevailing corporate tax rates.

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate for the three months ended May 1, 2016, was 38.9%.

10.    RECENT ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition.  ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, an allocation of valuation allowances between current and noncurrent deferred tax assets is not required, because the allowances will be classified as noncurrent. The provisions of ASU 2015-17 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted ASU 2015-17 as of January 31, 2016 and has reported deferred tax assets and liabilities as noncurrent on the consolidated balance sheets.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to improve the accounting for share-based payment transactions. ASU 2016-09 changes certain aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The provisions of ASU 2016-09 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those years, early adoption is permitted. The Company has adopted ASU 2016-09 as of May 1, 2016 and there was no significant impact to the Company’s consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (“2015 Form 10-K”).

The three months of fiscal 2016 and fiscal 2015 represent our 13-week periods ended May 1, 2016 and May 3, 2015, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc. and its subsidiary and affiliates on a consolidated basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, which factors are incorporated by reference herein. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 87.6% of our fiscal 2015 net sales. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of May 1, 2016, we operated seven retail stores and two outlet stores. Net sales for the retail segment represented 12.1% and 9.6% of consolidated net sales for the three months ending May 1, 2016 and May 3, 2015, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 25 consecutive quarters through May 1, 2016;
•	Net sales in fiscal 2016 first quarter increased by 20.8% over the prior year first quarter to $68.6 million;
•	Net income in fiscal 2016 first quarter increased by 20.4% over the prior year first quarter to $3.2 million;
•	Adjusted EBITDA in fiscal 2016 first quarter increased by 41.0% over the prior year first quarter to $6.6 million;
•	Our retail stores have achieved an average payback of less than two years.

See “Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

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

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over-period net sales in stores that have been open for twelve fiscal months or more. Some of our competitors and other retailers calculate comparable store sales differently than we do; as a result, our comparable store sales may not be comparable to similar data made available by other companies. While we have experienced strong comparable store sales growth to date, we have excluded comparable store sales data from this Form 10-Q due to the limited number of comparable retail stores as of May 1, 2016. Although retail store expansion is part of our growth strategy, we expect a significant percentage of our net sales to come from our direct segment for the foreseeable future.

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

	Three Months Ended
	May 1, 2016	May 3, 2015
(in thousands)
Direct net sales	$60,325	$51,355
Retail net sales	8,307	5,452
Net sales	68,632	56,807
Cost of goods sold	28,941	24,144
Gross profit	39,691	32,663
Selling, general and administrative expenses	34,350	29,909
Operating income	5,341	2,754
Interest expense	38	52
Other income, net	70	49
Income before income taxes	5,373	2,751
Income tax expense	2,061	—
Net income	3,312	2,751
Less: Net income attributable to noncontrolling interest	71	60
Net income attributable to controlling interest	$3,241	$2,691
Percentage of Net sales:
Direct net sales	87.9%	90.4%
Retail net sales	12.1%	9.6%
Net sales	100.0%	100.0%
Cost of goods sold	42.2%	42.5%
Gross profit	57.8%	57.5%
Selling, general and administrative expenses	50.0%	52.7%
Operating income	7.8%	4.8%
Interest expense	0.1%	0.1%
Other income, net	0.1%	0.1%
Income before income taxes	7.8%	4.8%
Income tax expense	3.0%	-%
Net income	4.8%	4.8%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%
Net income attributable to controlling interest	4.7%	4.7%
Pro Forma Net Income Information(1):
Income attributable to controlling interest before provision for income taxes		$2,691
Pro forma provision for income taxes		1,076
Pro forma net income attributable to controlling interest		$1,615

(1)

The unaudited pro forma net income information for the three months ended May 3, 2015, gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40.0%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

Three Months Ended May 1, 2016 Compared to Three Months Ended May 3, 2015

Net Sales

Net sales increased $11.8 million, or 20.8%, to $68.6 million in the three months ended May 1, 2016 compared to $56.8 million in the three months ended May 3, 2015, driven by gains in both direct and retail segments of $9.0 million, or 17.5%, and $2.9 million, or 52.4%, respectively, with gains achieved across virtually all product categories. The direct net sales gains were due to customers continuing to respond positively to our marketing efforts, which resulted in greater e-commerce traffic to our website and sales through our call center. Our website visits increased 14.7% in the three months ended May 1, 2016 compared to the three months ended May 3, 2015.  The increase in retail net sales was primarily attributable to the opening of two new retail stores and an outlet store during fiscal 2015, coupled with growth in comparable store sales.

Gross Profit

Gross profit increased $7.0 million, or 21.5%, to $39.7 million in the three months ended May 1, 2016 compared to $32.7 million in the three months ended May 3, 2015. As a percentage of net sales, gross margin increased 30 basis points to 57.8% of net sales in the three months ended May 1, 2016, compared to 57.5% of net sales in the three  months ended May 3, 2015. The increase in gross profit of $7.0 million was primarily driven by an increase in net sales as discussed above. The increase in gross margin rate was primarily attributable to improved product costs due to increased volume, coupled with a product mix shift to higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.4 million, or 14.8%, to $34.4 million in the three months ended May 1, 2016 compared to $29.9 million in the three months ended May 3, 2015.  Selling, general and administrative expenses as a percentage of net sales was 50.0% in the three months ended May 1, 2016, compared to 52.7% in the three months ended May 3, 2015. The increase in selling, general and administrative expenses of $4.4 million was attributable to an increase of $0.9 million in advertising and marketing costs, $1.8 million in general and administrative expenses and $1.7 million in selling expenses.

The $0.9 million increase in advertising and marketing costs was primarily driven by our continued marketing efforts. As a percentage of net sales, advertising and marketing costs decreased 310 basis points to 22.0% in the three months ended May 1, 2016, compared to 25.1% in the three months ended May 3, 2015, primarily due to timing of women’s television advertising, coupled with higher net sales.

The $1.8 million increase in general and administrative expenses was primarily due to $1.1 million increase in consulting and professional fees, coupled with $0.3 million increase in building and equipment costs. The increase in consulting and professional fees were primarily due to us becoming a public company. The $0.3 million increase in building and equipment costs were primarily attributable to an increase in retail stores opened during the three months ended May 1, 2016, compared to May 3, 2015, as noted above. As a percentage of net sales, general and administrative expenses increased 30 basis points to 14.2% in the three months ended May 1, 2016, compared to 13.9% in the three months ended May 3, 2015. The prior year three months ended May 3, 2015, included a $1.1 million payment related to a portion of the grantees’ tax liabilities associated with the grant of restricted stock awards. Excluding this $1.1 million payment, as a percentage of net sales, general and administrative expenses increased 230 basis points primarily due to the factors discussed above.

The $1.7 million increase in selling expenses was primarily due to an increase of $0.4 million in shipping expenses due to sales growth, coupled with an increase of $0.8 million in third party logistics providers (“3PLs”). As a percentage of net sales, selling expenses increased 10 basis points to 13.8% in the three months ended May 1, 2016, compared to 13.7% in the three months ended May 3, 2015, primarily due to an increase in distribution labor due to our utilization of the 3PLs, which was partially offset by decrease in shipping expenses due to favorable shipping rates as result of being closer to our customers due to the regional 3PLs.

Interest Expense

Interest expense was $0.04 million in the three months ended May 1, 2016, compared to $0.05 million in the three months ended May 3, 2015.

Provision for Income Taxes

Income tax expense was $2.1 million in the three months ended May 1, 2016 and our effective tax rate was 38.9%. Prior to November 25, 2015, we had been classified as an “S” corporation for federal and state income tax purposes and therefore, we had not been subject to income taxes. Prior to that date, our shareholders had been subject to income tax on their distributable share of our earnings. In connection with our IPO, we converted to a “C” corporation. On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have increased by $1.0 million, or 91.5%, to $2.1 in the three months ended May 1, 2016 from $1.1 million in the three months ended May 3, 2015.

Net Income

Net income increased $0.6 million, or 20.4% to $3.2 million in the three months ended May 1, 2016 compared to $2.7  million in the three months ended May 3, 2015, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to the three months ended May 3, 2015, rather than the “S” corporation tax rate that actually applied to us, net income increased $1.6 million, or 100.7%, to $3.2 million in the three months ended May 1, 2016 from $1.6 million in the three months ended May 3, 2015.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	May 1, 2016	May 3, 2015
Net income	$3,312	$2,751
Depreciation and amortization	869	554
Interest expense	38	52
Income tax expense	2,061	—
EBITDA	$6,280	$3,357
Non-cash stock based compensation	280	180
Payment of grantees' tax liabilities associated with grant of restricted stock awards	—	1,115
Adjusted EBITDA	$6,560	$4,652

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $1.9 million, or 41.0%, to $6.6 million in the three months ended May 1, 2016 compared to $4.7 million in the three months ended May 3, 2015. As a percentage of net sales, Adjusted EBITDA increased 140 basis points to 9.6% of net sales in the three months ended May 1, 2016 compared to 8.2% of net sales in the three months ended May 3, 2015.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities as well as cash on hand and a $40 million revolving line of credit as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $24.0 million to $25.0 million in fiscal 2016 on capital expenditures, including a total of approximately $10.0 million to $11.0 million for new retail store expansion. We expect it will take approximately $2.0 million to $2.6 million in capital expenditures and starting inventory to open a new store. At May 1, 2016, our working capital was $70.4 million, which includes cash of $30.3 million. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash balance as of May 1, 2016, combined with cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	May 1, 2016	May 3, 2015
(in thousands)
Net cash used in operating activities	$(3,829)	$(4,770)
Net cash used in investing activities	(3,476)	(2,516)
Net cash used in financing activities	(265)	(273)
Decrease in cash	$(7,570)	$(7,559)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

While our cash flow from operations for the three months ended May 1, 2016 is negative, primarily driven by the seasonal nature of our business, we expect cash flow from operations for the full year fiscal 2016 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the three months ended May 1, 2016, net cash used in operating activities was $3.8 million, which consisted of net income of $3.3 million, non-cash depreciation and amortization of $0.9 million and stock based compensation of $0.3 million, offset by cash used in operating assets and liabilities of $8.3 million. The cash used in operating assets and liabilities of $8.3 million primarily consisted of $2.8 million increase in inventory, due to building up of inventory for the opening of new retail stores in fiscal 2016, which was partially offset by decreases in deferred catalog costs, trade accounts payable and accrued expenses of $1.8 million, $4.6 million and $3.1 million, respectively. The decrease in deferred catalog costs were primarily attributable to the timing and number of catalogs shipped compared to fiscal year end. The decreases in trade accounts payable and accrued expenses were primarily attributable to the timing of payments subsequent to our fiscal year end.

For the three months ended May 3, 2015, net cash used in operating activities was $4.8 million, which consisted of net income of $2.8 million, non-cash depreciation and amortization of $0.6 million and stock-based compensation of $0.2 million, offset by cash used in operating assets and liabilities of $8.3 million. The cash used in operating assets and liabilities of $8.3 million primarily consisted of $7.7 million decrease in trade accounts payable and accrued expenses, which included a $1.1 million payment related to a portion of the grantees’ tax liabilities associated with the grant of restricted stock, coupled with the timing of payments subsequent to our fiscal year end.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities.

For the three months ended May 1, 2016, net cash used in investing activities was $3.5 million and was primarily driven by capital expenditures of $1.4 million for the expansion of our Belleville distribution center and $1.7 million for our two new retail stores, which are expected to open during our fiscal second quarter.

For the three months ended May 3, 2015, net cash used in investing activities was $2.5 million and was primarily driven by capital expenditures for the opening of a new store and the implementation of a new warehouse management system.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to the individuals and entities that were our shareholders prior to our IPO and holders of noncontrolling interest in variable interest entities and capital contributions to Schlecht Retail Ventures LLC.

For the three months ended May 1, 2016, net cash used in financing activities was $0.3  million, primarily consisting of the final $0.2 million distributions to our then shareholders due to our “S” corporation status prior to our IPO and $0.1 million payments on long-term debt.

For the three months ended May 3, 2015, net cash used in financing activities was $0.3 million, primarily consisting of uses of $6.2 million in tax distributions to our shareholders due to our “S” corporation status, $0.4 million for payments on mortgage notes and $0.2 million for payments on capital leases, offset by proceeds of $1.4 million, net from our revolving line of credit, $0.8 million from new long-term obligations, $4.1 million in change in bank overdrafts, and $0.3 million for capital contributions to variable interest entities.

Line of Credit

We have a $40.0 million revolving line of credit from BMO Harris Bank N.A., subject to certain borrowing base limits, which expires July 2018 and bears interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.25 percentage points. The revolving line of credit agreement is secured by essentially all Company assets and requires that we maintain certain financial and non-financial covenants, including a minimum tangible net worth and a minimum trailing twelve month EBITDA. As of and for the three months ended May 1, 2016, we were in compliance with all financial and non-financial covenants, and we expect to be in compliance with all financial and non-financial covenants for the remainder of fiscal 2016.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Accordingly, we will adopt ASU 2014-09 on January 29, 2018, the first day of our first quarter for the fiscal year ending February 3, 2019, our fiscal year 2018. We have not selected a method for adoption nor determined the potential effects on our consolidated financial statements.

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

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, an allocation of valuation allowances between current and noncurrent deferred tax assets is not required, because the allowances will be classified as noncurrent. The provisions of ASU 2015-17 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We have adopted ASU 2015-17 as of January 31, 2016 and have reported deferred tax assets and liabilities as noncurrent on the consolidated balance sheets.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to improve the accounting for share-based payment transactions. ASU 2016-09 changes certain aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The provisions of ASU 2016-09 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those years, early adoption is permitted. We have adopted ASU 2016-09 as of May 1, 2016 and there was no significant impact to our consolidated financial statements. .

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Risk Factors

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which bears interest at a rate equal to the one-month LIBOR rate plus 1.25 percentage points as of May 1, 2016. As of May 1, 2016, no balance was outstanding under the revolving line of credit. As of May 1, 2016, the undrawn borrowing availability under the revolving line of credit, subject to certain borrowing base limits was  $29.1 million. Based on the average interest rate on the revolving line of credit during the first three months of fiscal 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2015, we closed our IPO, in which we registered and sold 7,666,667 shares of Class B common stock at a price of $12.00 per share. The aggregate offering price for shares sold in the offering was approximately $92.0 million. The offer and sale of all the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-207300), which was declared effective by the SEC on November 19, 2015. We raised approximately $83.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.4 million and other offering expenses of approximately $1.7 million.

Through May 1, 2016, the net proceeds from our IPO have been applied as follows: $46.3 million to pay in full a short term note previously borrowed from a bank to pay a portion of the distribution of 100% of the cumulative undistributed taxable earnings to our then existing shareholders from the date of our formation through the date of termination of our “S” corporation status, $1.9 million for infrastructure and technology, $1.7 million for retail stores, and $0.3 million for our final “S” corporation distribution. With regards to the remaining proceeds, there has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4).

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2016
DULUTH HOLDINGS INC. (Registrant)
/s/ MARK M. DEORIO
Mark M. DeOrio
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
10.1+	Form of Restricted Stock Agreement for executives under the 2015 Equity Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

+	Indicates a management contract or compensation plan or arrangement.
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”