Form 10-Q
period 2016-07-31
DULUTH HOLDINGS INC.
filed 2016-09-09
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of September  6, 2016 was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock,  no par value, as of September 6, 2016,  was 29,011,556.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED July 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	July 31, 2016	January 31, 2016
ASSETS
Current Assets:
Cash	$23,302	$37,873
Accounts receivable	44	20
Other receivables	401	76
Inventory, less reserve for excess and obsolete items of $1,550 and $1,404, respectively	66,919	55,303
Prepaid expenses	3,774	3,683
Deferred catalog costs	1,411	1,435
Total current assets	95,851	98,390
Property and equipment, net	35,926	21,529
Restricted cash	774	—
Deferred tax assets	197	—
Goodwill	402	402
Other assets, net	292	299
Total assets	$133,442	$120,620
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$17,994	$10,611
Income taxes payable	314	1,308
Current maturities of long-term debt	4,132	722
Accrued expenses:
Salaries and benefits	1,390	3,649
Deferred revenue	3,341	2,744
Freight	769	2,089
Product returns	775	1,244
Other	4,861	2,323
Total current liabilities	33,576	24,690
Long-term debt, less current maturities	747	4,301
Deferred rent obligations, less current maturities	1,202	1,112
Deferred tax liabilities	—	31
Total liabilities	35,525	30,134
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of July 31, 2016 and January 31, 2016	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of July 31, 2016 and January 31, 2016	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,005 and 28,952 shares issued and outstanding as of July 31, 2016 and January 31, 2016, respectively	—	—
Capital stock	85,837	85,389
Retained earnings	10,278	3,443
Accumulated other comprehensive loss	(15)	(27)
Total shareholders' equity of Duluth Holdings Inc.	96,100	88,805
Noncontrolling interest	1,817	1,681
Total shareholders' equity	97,917	90,486
Total liabilities and shareholders' equity	$133,442	$120,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net sales	$65,823	$51,677	$134,455	$108,484
Cost of goods sold	26,901	21,215	55,842	45,359
Gross profit	38,922	30,462	78,613	63,125
Selling, general and administrative expenses	32,936	24,707	67,286	54,616
Operating income	5,986	5,755	11,327	8,509
Interest expense	37	60	75	112
Other income, net	60	26	130	75
Income before income taxes	6,009	5,721	11,382	8,472
Income tax expense	2,325	—	4,386	—
Net income	3,684	5,721	6,996	8,472
Less: Net income attributable to noncontrolling interest	65	22	136	82
Net income attributable to controlling interest	$3,619	$5,699	$6,860	$8,390
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,520	23,815	31,520	23,815
Net income per share attributable to controlling interest	$0.11	$0.24	$0.22	$0.35
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,263	23,970	32,265	24,260
Net income per share attributable to controlling interest	$0.11	$0.24	$0.21	$0.35
Pro forma net income information (Note 1):
Income attributable to controlling interest before provision for income taxes		$5,699		$8,390
Pro forma provision for income taxes		2,280		3,356
Pro forma net income attributable to controlling interest		$3,419		$5,034
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)		$0.14		$0.21
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)		$0.14		$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net Income	$3,684	$5,721	$6,996	$8,472
Other comprehensive income
Change in value of interest rate swap agreement	6	1	12	10
Comprehensive income	3,690	5,722	7,008	8,482
Comprehensive income attributable to noncontrolling interest	65	22	136	82
Comprehensive income attributable to controlling interest	$3,625	$5,700	$6,872	$8,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

				Accumulated	Noncontrolling
				other	interest in	Total
	Capital stock		Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	earnings	loss	entities	equity
Balance at January 31, 2016	32,316	$85,389	$3,443	$(27)	$1,681	$90,486
Issuance of common stock	53	—	—	—	—	—
Amortization of stock-based compensation	—	448	167	—	—	615
Distributions	—	—	(192)	—	—	(192)
Net income	—	—	6,860	—	136	6,996
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	12	—	12
Balance at July 31, 2016	32,369	$85,837	$10,278	$(15)	$1,817	$97,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	July 31, 2016	August 2, 2015
Cash flows from operating activities:
Net income	$6,996	$8,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,951	1,174
Amortization of stock-based compensation	615	332
Deferred income taxes	(228)	—
Changes in operating assets and liabilities:
Accounts receivable	(24)	(4)
Other receivables	(325)	(186)
Inventory	(10,855)	(6,124)
Prepaid expense	(12)	(797)
Deferred catalog costs	1,067	(37)
Trade accounts payable	5,641	584
Income taxes payable	(994)	—
Accrued expenses and deferred rent obligations	(2,760)	(4,462)
Net cash provided by (used in) operating activities	1,072	(1,048)
Cash flows from investing activities:
Purchases of property and equipment	(14,513)	(3,842)
Change in restricted cash	(774)	—
Purchases of other assets	(20)	(15)
Net cash used in investing activities	(15,307)	(3,857)
Cash flows from financing activities:
Proceeds from line of credit	—	34,086
Payments on line of credit	—	(28,160)
Proceeds from long term debt	—	800
Payments on long term debt	(135)	(468)
Payments on capital lease obligations	(9)	(251)
Change in bank overdrafts	—	964
Distributions to shareholders	(192)	(9,915)
Capital contributions to variable interest entities	—	344
Other	—	(10)
Net cash used in financing activities	(336)	(2,610)
Decrease in cash	(14,571)	(7,515)
Cash at beginning of period	37,873	7,881
Cash at end of period	$23,302	$366
Supplemental disclosure of cash flow information
Interest paid	$75	$111
Income taxes paid	$5,544	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of July 31, 2016, the Company operated nine retail stores and two outlet stores across South Dakota, Minnesota, Iowa, Nebraska and Wisconsin. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2016 is a 52-week period and ends on January 29, 2017.  Fiscal 2015 was a 52-week period and ended on January 31, 2016. The three and six months of fiscal 2016 and fiscal 2015 represent the Company’s 13 and 26-week periods ended July 31, 2016 and August 2, 2015, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended July 31, 2016 and August 2, 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended July 31, 2016 and August 2, 2015. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2016.

C.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

D.    Pro Forma Net Income Information

For the three and six months ended August 2, 2015, the pro forma net income information gives effect to the conversion of the Company to a “C” corporation on November 25, 2015. Prior to such conversion, the Company was an “S” corporation and generally not subject to income taxes. The pro forma net income, therefore, includes an adjustment for income tax expense

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

on the income attributable to controlling interest as if the Company had been a “C” corporation as of February 4, 2013 at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory rate for each period. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

For the three and six months ended August 2, 2015, the pro forma basic and diluted net income per share of Class A and Class B common stock is computed using the pro forma net income, as discussed above.

E.    Restricted Cash

The Company’s restricted cash is held in an escrow account and is used to pay a portion of the construction loan entered into by a third party Landlord (the “Landlord”) in connection with one of the Company’s retail store leases. The restricted cash is disbursed based on an escrow agreement entered into by and among the Landlord, the Company and the escrow agent.

2.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	July 31, 2016	January 31, 2016
(in thousands)
Mortgage Note due March 2017	$3,131	$3,203
Mortgage Note due May 2019	495	527
SRV Mortgage Note due September 2017	747	767
SRV Mortgage Note due August 2016	445	456
Capitalized lease obligations	61	70
	$4,879	$5,023
Less: current maturities	(4,132)	(722)
Long-term debt	$747	$4,301

In May 2014, the Company assumed a mortgage note (“Mortgage 2017 Note”) from Schlecht Enterprises LLC (“SE”) in conjunction with the Company’s acquisition of certain related real property from SE, an entity that was previously consolidated through May 21, 2014. The Mortgage 2017 Note had an original balance of $3.8 million. The Mortgage 2017 Note was scheduled to expire in March 2017 and required monthly payments of $11,900, plus interest at a rate equal to the one-month LIBOR rate plus 1.25 percentage points (effective rate of 1.7% on July 31, 2016), with a final balloon payment due in March 2017. In connection with the Mortgage 2017 Note, the Company entered into an interest rate swap agreement to reduce the impact of changes in the interest rate (see Note 3 “Derivative Financial Instrument”). Effective August 23, 2016, the Company paid off the remaining balance of the Mortgage 2017 Note in the amount of $3.1 million, see Note 11 “Subsequent events.” In connection with the payoff of the Mortgage 2017 Note, the Company’s interest rate swap agreement was terminated.

During fiscal 2014, the Company entered into a mortgage note (“Mortgage 2019 Note”) with an original balance of $0.6 million. The Mortgage 2019 Note was scheduled to expire in May 2019 and required monthly payments of $5,300 plus interest at 4%, with a final balloon payment due in May 2019. Effective August 15, 2016, the Company paid off the remaining balance of the Mortgage 2019 Note in the amount of $0.5 million, see Note 11 “Subsequent events.”

Schlecht Retail Ventures LLC

SRV entered into a mortgage note (“SRV 2017 Note”) with an original balance of $0.8 million. The SRV 2017 Note expires in September 2017 and requires monthly payments of $3,300 plus interest at 3.1%, with a final balloon payment due in September 2017.

SRV entered into a mortgage note (“SRV 2016 Note”) with an original balance of $0.5 million. The SRV 2016 Note expired in August 2016 and required monthly payments of $3,400, including interest at 4.5%, with a final balloon payment due in August 2016. Effective August 5, 2016, SRV paid off the remaining SRV 2016 Note in the amount of $0.4 million, see Note 11 “Subsequent events.”

The SRV 2017 Note is guaranteed by the Company’s majority shareholder and collateralized by certain real property owned by SRV in Mt. Horeb, Wisconsin.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Line of Credit

The Company has a  revolving line of credit from a bank with availability of $40.0 million, subject to certain borrowing base limits, which expires July 2018 and bears interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.25 percentage points (effective rate of 1.7% at July 31, 2016). The revolving line of credit is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a minimum tangible net worth and a minimum trailing twelve month EBITDA.

As of July 31, 2016 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

3.    DERIVATIVE FINANCIAL INSTRUMENT

The Company used an interest rate swap to manage its interest rate risk on the Mortgage 2017 Note.  Effective August 23, 2016, in connection with the Company paying off the remaining balance of the Mortgage 2017 Note, the interest rate swap was terminated. The Company does not hold or issue derivative financial instruments for trading purposes. The interest rate swap agreement had a notional principal amount equal to the outstanding balance on the Mortgage 2017 Note and was scheduled to mature in March 2017. The agreement effectively changed the Company’s interest rate exposure on the entire outstanding balance of the mortgage note to a fixed rate of 3%. The interest rate swap was designated as a cash flow hedge and qualified for hedge accounting treatment using the shortcut method. Under the shortcut method, there are no gains or losses recognized due to hedge ineffectiveness and the change in the fair value of the interest rate swap is assumed to perfectly offset the change in fair value of the hedged debt. As a result, the Company reports changes in the fair value of the interest rate swap as other comprehensive income or loss in the period of change.

The fair value of the interest rate swap agreement is recorded as a liability included in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets as follows:

	July 31, 2016	January 31, 2016
(in thousands)
Interest rate swap	$15	$27

4.    VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of July 31, 2016 and January 31, 2016, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of July 31, 2016 and January 31, 2016:

	July 31, 2016	January 31, 2016
(in thousands)
Cash	$240	$92
Other receivables	11	9
Property and equipment, net	2,787	2,823
Other assets, net	7	11
Total assets	$3,045	$2,935

Other current liabilities	$521	$527
Long-term debt	707	727
Noncontrolling interest in VIE	1,817	1,681
Total liabilities and shareholders' equity	$3,045	$2,935

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

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$3,619	$5,699	$6,860	$8,390
Denominator - weighted average shares (Class A and Class B)
Basic	31,520	23,815	31,520	23,815
Dilutive shares	743	155	745	445
Diluted	32,263	23,970	32,265	24,260
Earnings per share (Class A and Class B)
Basic	$0.11	$0.24	$0.22	$0.35
Diluted	$0.11	$0.24	$0.21	$0.35

6.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company during the three and six months ended July 31, 2016 was $0.3 million and $0.6 million, respectively. Total stock compensation expense associated with restricted stock recognized by the Company during the three and six months ended August 2, 2015 was $0.1 million and $0.3

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

million, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the six months ended July 31, 2016 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 31, 2016	796,353	$3.15
Granted	52,964	22.66
Outstanding at July 31, 2016	849,317	$4.37

At July 31, 2016, the Company had unrecognized compensation expense of $2.4 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years.

7.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31, 2016	January 31, 2016
(in thousands)
Land and land improvements	$2,196	$1,107
Leasehold improvements	8,162	5,617
Buildings	13,195	8,991
Vehicles	177	98
Warehouse equipment	3,676	2,380
Office equipment and furniture	7,180	5,638
Computer equipment	2,075	1,779
Software	6,496	6,327
	43,157	31,937
Accumulated depreciation and amortization	(12,820)	(10,907)
	30,337	21,030
Construction in progress	5,589	499
Property and equipment, net	$35,926	$21,529

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

Interest expense, income tax expense, and corporate expenses, which include but are not limited to: human resources, legal, finance, information technology, design and other corporate-related expenses are included in the Company’s direct segment. Depreciation and amortization, and property and equipment expenditures,  are recognized in each segment. Advertising expenses are generally included in the Company’s direct segment, except for specific store advertising, which is included in the Company’s retail segment.

Variable allocations of assets are not made for segment reporting. The Company does not have any assets outside of the United States. Sales outside of the United States were insignificant.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is presented in the following tables:

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
(in thousands)
Net sales
Direct	$53,841	$43,343	$114,166	$94,698
Retail	11,982	8,334	20,289	13,786
Total net sales	$65,823	$51,677	$134,455	$108,484
Operating income
Direct	$4,587	$3,976	$8,778	$6,144
Retail	1,399	1,779	2,549	2,365
Total operating income	5,986	5,755	11,327	8,509
Interest expense	37	60	75	112
Other income, net	60	26	130	75
Income before income taxes	$6,009	$5,721	$11,382	$8,472

Segment total assets

	July 31, 2016	January 31, 2016
(in thousands)
Direct	$111,348	$106,733
Retail	22,094	13,887
Total assets at period end	$133,442	$120,620

9.    INCOME TAXES

Prior to November 25, 2015, the Company was taxed as an “S” corporation for federal income tax purposes under Section 1362 of the Code, and therefore was not subject to federal and state income taxes. On November 25, 2015, the Company’s “S” corporation status terminated, and the Company became subject to corporate-level federal and state income taxes at prevailing corporate tax rates.

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate for the three and six months ended July 31, 2016, was 39.1% and 39.0%, respectively.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

11.    SUBSEQUENT EVENTS

The Company evaluated its July 31, 2016 unaudited consolidated financial statements for subsequent events through September 8, 2016, the date the unaudited consolidated financial statements were available to be issued.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On August 5, 2016, SRV paid off the remaining outstanding balance of the SRV 2016 Note in the amount of $0.4 million.

On August 15, 2016, the Company paid off the remaining balance of the Mortgage 2019 Note in the amount of $0.5 million.

On August 23, 2016, the Company paid off the remaining balance of the Mortgage 2017 Note in the amount of $3.1 million and the Company’s interest rate swap was subsequently terminated.

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

The three and six months of fiscal 2016 and fiscal 2015 represent our 13 and 26-week periods ended July 31, 2016 and August 2, 2015, respectively.

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

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 87.6% of our fiscal 2015 net sales. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of July 31, 2016, we operated nine retail stores and two outlet stores. Net sales for the retail segment represented 18.2% and 15.1% of consolidated net sales for the three and six months ending July 31, 2016 respectively, and 16.1% and 12.7% of consolidated net sales for the three and six months ending August 2, 2015, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 26 consecutive quarters through July 31, 2016;
•

Net sales in fiscal 2016 second quarter increased by 27.4% over the prior year second quarter to $65.8 million and net sales in the first six months of fiscal 2016 increased by 23.9% over the first six months of the prior year to $134.5 million;

•

Net income in fiscal 2016 second quarter decreased by 36.5% over the prior year second quarter to $3.6 million and net income in the first six months of fiscal 2016 decreased by 18.2% over the  first six months of the prior year to $6.9 million; Adjusted for income taxes, as if we had been a “C” corporation at a combined federal, state and local effective income tax rate of 40.0%, net income in fiscal 2016 second quarter increased by 5.8% over the prior year second quarter pro forma net income and net income in the first six months of fiscal 2016 increased 36.3% over the first six months of the prior year pro forma net income;

•

Adjusted EBITDA in fiscal 2016 second quarter increased by 13.9% over the prior year second quarter to $7.5 million and adjusted EBITDA in the first six months of fiscal 2016 increased by 25.1% over the first six months of the prior year to $14.0 million; and

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

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over-period net sales in stores that have been open for twelve fiscal months or more. Some of our competitors and other retailers calculate comparable store sales differently than we do; as a result, our comparable store sales may not be comparable to similar data made available by other companies. While we have experienced strong comparable store sales growth to date, we have excluded comparable store sales data from this Form 10-Q due to the limited number of comparable retail stores as of July 31, 2016. Although retail store expansion is part of our growth strategy, we expect a majority percentage of our net sales to come from our direct segment for the foreseeable future.

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

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
(in thousands)
Direct net sales	$53,841	$43,343	$114,166	$94,698
Retail net sales	11,982	8,334	20,289	13,786
Net sales	65,823	51,677	134,455	108,484
Cost of goods sold	26,901	21,215	55,842	45,359
Gross profit	38,922	30,462	78,613	63,125
Selling, general and administrative expenses	32,936	24,707	67,286	54,616
Operating income	5,986	5,755	11,327	8,509
Interest expense	37	60	75	112
Other income, net	60	26	130	75
Income before income taxes	6,009	5,721	11,382	8,472
Income tax expense	2,325	—	4,386	—
Net income	3,684	5,721	6,996	8,472
Less: Net income attributable to noncontrolling interest	65	22	136	82
Net income attributable to controlling interest	$3,619	$5,699	$6,860	$8,390
Percentage of Net sales:
Direct net sales	81.8%	83.9%	84.9%	87.3%
Retail net sales	18.2%	16.1%	15.1%	12.7%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	40.9%	41.1%	41.5%	41.8%
Gross profit	59.1%	58.9%	58.5%	58.2%
Selling, general and administrative expenses	50.0%	47.8%	50.0%	50.3%
Operating income	9.1%	11.1%	8.4%	7.8%
Interest expense	0.1%	0.1%	0.1%	0.1%
Other income, net	0.1%	0.1%	0.1%	0.1%
Income before income taxes	9.1%	11.1%	8.5%	7.8%
Income tax expense	3.5%	-%	3.3%	-%
Net income	5.6%	11.1%	5.2%	7.8%
Less: Net income attributable to noncontrolling interest	0.1%	0.0%	0.1%	0.1%
Net income attributable to controlling interest	5.5%	11.0%	5.1%	7.7%
Pro Forma Net Income Information(1):
Income attributable to controlling interest before provision for income taxes		$5,699		$8,390
Pro forma provision for income taxes		2,280		3,356
Pro forma net income attributable to controlling interest		$3,419		$5,034

(1)

The unaudited pro forma net income information for the three and six months ended August 2, 2015, gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40.0%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

Three Months Ended July 31, 2016 Compared to Three Months Ended August 2, 2015

Net Sales

Net sales increased $14.1 million, or 27.4%, to $65.8 million in the three months ended July 31, 2016 compared to $51.7 million in the three months ended August 2, 2015, driven by gains in both direct and retail segments of $10.5 million, or 24.2%, and $3.6 million, or 43.8%, respectively, with gains achieved across the majority of all product categories. Our customers continued to respond positively to our marketing efforts during the quarter, which resulted in greater e-commerce traffic to our website and sales through our call center. Our website visits increased 19.6% in the three months ended July 31, 2016 compared to the three months ended August 2, 2015. The increase in retail net sales was primarily attributable to the opening of two new retail stores during the second quarter of fiscal 2016 along with the opening of a retail store and outlet store in the prior year third and fourth quarters.

Gross Profit

Gross profit increased $8.5 million, or 27.8%, to $38.9 million in the three months ended July 31, 2016 compared to $30.5 million in the three months ended August 2, 2015. As a percentage of net sales, gross margin increased 20 basis points to 59.1% of net sales in the three months ended July 31, 2016, compared to 58.9% of net sales in the three  months ended August 2, 2015. The increase in gross profit was primarily driven by an increase in net sales as discussed above. The increase in gross margin rate was primarily attributable to improved initial product costs due to increased volume, a product mix shift to higher margin products, coupled with strategic management of promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.2 million, or 33.3%, to $32.9 million in the three months ended July 31, 2016 compared to $24.7 million in the three months ended August 2,  2015.  Selling, general and administrative expenses as a percentage of net sales increased 220 basis points to 50.0% in the three months ended May 1, 2016, compared to 47.8% in the three months ended August 2, 2015. The increase in selling, general and administrative expenses was  attributable to an increase of $3.8 million in advertising and marketing costs, $2.3 million in general and administrative expenses and $2.1 million in selling expenses.

The $3.8 million increase in advertising and marketing costs was primarily driven by our continued marketing efforts, specifically in our women’s advertising campaign, which increased $2.1 million compared to the three months ended August 2, 2015.  As a percentage of net sales, advertising and marketing costs increased 160 basis points to 20.8% in the three months ended July 31, 2016, compared to 19.2% in the three months ended August 2, 2015.  The 160 basis point increase in advertising and marketing costs as a percentage of net sales, was primarily driven by an increase in television advertising attributable to our women’s advertising campaign, which was partially offset by a decrease in catalog costs primarily due to our planned decrease in catalog spend as a percentage of net sales.

The $2.3 million increase in general and administrative expenses was primarily due to $0.9 million increase in rent expense and related store opening costs,  coupled with $0.6 million increase in personnel expenses. The $0.9 million increase in rent expense and related store opening costs was primarily attributable to an increase of four retail stores during the three months ended May 1, 2016, compared to May 3, 2015. As a percentage of net sales, general and  administrative expenses increased 20 basis points to 16.1% in the three months ended July 31, 2016, compared to 15.9% in the three months ended August 2, 2015.  The 20 basis point increase in general and administrative expenses was primarily attributable to an increase of 90 basis points in rent expense and related store opening costs due to an increase in retail stores, and an increase of 40 basis points in depreciation, due to capital investments, which was partially offset by a decrease of 60 basis points in personnel and a decrease of 50 basis points in professional fees, which was attributable to higher net sales.

The $2.1 million increase in selling expenses was primarily due to $0.7 million increase in shipping expenses due to sales growth, $0.5 million increase in distribution costs due the use of two third party logistics providers (“3PLs”), coupled with a  $0.5 million increase in customer service primarily attributable to the growth in retail. As a percentage of net sales, selling expenses increased 40 basis points to 13.1% in the three months ended July 31, 2016, compared to 12.7% in the three months ended August 2, 2015, primarily due distribution costs and customer service as discussed above.

Interest Expense

Interest expense was $0.04 million in the three months ended July 31, 2016, compared to $0.06 million in the three months ended August 2, 2015.

Provision for Income Taxes

Income tax expense was $2.3 million in the three months ended July 31, 2016 and our effective tax rate was 39.1%. Prior to November 25, 2015, we had been classified as an “S” corporation for federal and state income tax purposes and therefore, we had not been subject to income taxes. Prior to that date, our shareholders had been subject to income tax on their distributable share of our earnings. In connection with our IPO, we converted to a “C” corporation. On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have been $2.3 million for both the three months ended July 31, 2016 and the three months ended August 2, 2015.

Net Income

Net income decreased $2.1 million, or 36.5% to $3.6 million in the three months ended July 31, 2016 compared to $5.7 million in the three months ended August 2, 2015, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to the three months ended August 2, 2015, rather than the “S” corporation tax rate that actually applied to us at that time, net income increased $0.2 million, or 5.8%, to $3.6 million in the three months ended July 31, 2016 from $3.4 million in the three months ended August 2, 2015.

Six Months Ended July 31, 2016 Compared to Six Months Ended August 2, 2015

Net Sales

Net sales increased $26.0 million, or 23.9%, to $134.5 million in the six months ended July 31, 2016 compared to $108.5 million in the six months ended August 2,  2015, driven by gains in both direct and retail segments of $19.5 million, or 20.6%, and $6.5 million, or 47.2%, respectively, with gains achieved across virtually all product categories. The direct net sales gains were due to customers continuing to respond positively to our marketing efforts, which resulted in greater e-commerce traffic to our website and sales through our call center. Our website visits increased 17.0% in the six months ended July 31, 2016 compared to the six months ended August 2, 2015. The increase in retail net sales was primarily attributable to the same factors discussed above for the three months ended July 31, 2016 compared to the three months ended August 2, 2015.

Gross Profit

Gross profit increased $15.5 million, or 24.5%, to $78.6 million in the six months ended July 31, 2016 compared to $63.1 million in the six months ended August 2, 2015. As a percentage of net sales, gross margin increased 30 basis points to 58.5% of net sales in the six months ended July 31, 2016, compared to 58.2% of net sales in the six  months ended August 2, 2015. The increase in gross profit was primarily driven by an increase in net sales as discussed above. The increase in gross margin rate was primarily due to the factors discussed above for the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.7 million, or 23.2%, to $67.3 million in the six months ended July 31, 2016 compared to $54.6 million in the six months ended August 2,  2015. Selling, general and administrative expenses as a percentage of net sales decreased 30 basis points to 50.0% in the six months ended July 31, 2016, compared to 50.3% in the six months ended August 2, 2015. The increase in selling, general and  administrative expenses of $12.7 million was attributable to an increase of $4.7 million in advertising and marketing costs, $4.2 million in general and administrative expenses and $3.8 million in selling expenses.

The $4.7 million increase in advertising and marketing costs was primarily driven by our continued marketing efforts. As a percentage of net sales, advertising and marketing costs decreased 70 basis points to 21.5% in the six months ended July 31, 2016, compared to 22.2% in the six months ended August 2, 2015. The 70 basis points decline in advertising and marketing costs were primarily attributable to a decrease of 60 and 40 basis points in catalog and in television advertising, respectively, primarily due to increased net sales and planned decrease in catalog spend as a percentage of net sales, which was partially offset by an increase in web advertising of 20 basis points.

The $4.2 million increase in general and administrative expenses was primarily due to $1.2 million increase in consulting and professional fees, $1.2 million increase in rent expense and related store opening costs, and $0.8 million increase in depreciation expense. The increase in consulting and professional fees were primarily due to us becoming a public company. The $1.2 million increase in rent expense and related store opening costs and $0.8 million increase in depreciation expense were primarily attributable to factors discussed above for the three months ended July 31, 2016 compared to the three months ended August 2, 2015. As a percentage of net sales, general and administrative expenses increased 20 basis points to 15.1% in the six months ended July 31, 2016, compared to 14.9% in the six months ended August 2, 2015. The six months ended August 2, 2015 included a $1.1 million payment related to a portion of the grantees’ tax liabilities associated with the grant of restricted stock awards. Excluding this $1.1 million payment, as a percentage of net sales, general and administrative expenses increased 130 basis points primarily due to the factors discussed above.

The $3.8 million increase in selling expenses was primarily due to an increase of $1.1 million in shipping expenses due to sales growth, and $1.3 million increase in distribution costs due to the use of two third party logistics providers (“3PLs”), coupled with a $0.8 million increase in customer service primarily attributable to the growth in retail. As a percentage of net sales, selling expenses increased 20 basis points to 13.4% in the six months ended July 31, 2016, compared to 13.2% in the six months ended August 2, 2015, primarily due to an increase in distribution costs and customer service of 40 and 20 basis points respectively, as discussed above, which was partially offset by a  decrease of 40 basis points in shipping expenses due to favorable shipping rates as result of being closer to our customers due to our use of the 3PLs.

Interest Expense

Interest expense was $0.08 million in the six months ended July 31, 2016, compared to $0.1 million in the six months ended August 2, 2015.

Provision for Income Taxes

Income tax expense was $4.4 million in the six months ended July 31, 2016 and our effective tax rate was 39.0%. Prior to November 25, 2015, we had been classified as an “S” corporation for federal and state income tax purposes and therefore, we had not been subject to income taxes. Prior to that date, our shareholders had been subject to income tax on their distributable share of our earnings. In connection with our IPO, we converted to a “C” corporation. On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have increased by $1.0 million, or 30.7%, to $4.4 in the six months ended July 31, 2016 from $3.4 million in the six months ended August 2, 2015.

Net Income

Net income decreased $1.5 million, or 18.2% to $6.9 million in the six months ended July 31, 2016 compared to $8.4 million in the six months ended August 2, 2015, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to the six months ended August 2, 2015, rather than the “S” corporation tax rate that actually applied to us, net income increased $1.8 million, or 36.3%, to $6.9 million in the six months ended July 31, 2016 from $5.0 million in the six months ended August 2, 2015.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
(in thousands)
Net income	$3,684	$5,721	$6,996	$8,472
Depreciation and amortization	1,082	620	1,951	1,174
Interest expense	37	60	75	112
Income tax expense	2,325	—	4,386	—
EBITDA	$7,128	$6,401	$13,408	$9,758
Non-cash stock based compensation	335	152	615	332
Payment of grantees' tax liabilities associated with grant of restricted stock awards	—	—	—	1,115
Adjusted EBITDA	$7,463	$6,553	$14,023	$11,205

As a result of the factors discussed above in the “Results of Operations” section, adjusted EBITDA increased $0.9 million, or 13.9%, to $7.5 million in the three months ended July 31, 2016 compared to $6.6 million in the three months ended August 2, 2015. As a percentage of net sales, adjusted EBITDA decreased 140 basis points to 11.3% of net sales in the three months ended July 31, 2016 compared to 12.7% of net sales in the three months ended August 2, 2015.

As a result of the factors discussed above in the “Results of Operations” section,  adjusted EBITDA increased $2.8 million, or 25.1%, to $14.0 million in the six months ended July 31, 2016 compared to $11.2 million in the six months ended August 2, 2015. As a percentage of net sales, adjusted EBITDA increased 10 basis points to 10.4% of net sales in the six months ended July 31, 2016 compared to 10.3% of net sales in the six months ended August 2, 2015.

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

We expect to spend approximately $24.0 million to $25.0 million in fiscal 2016 on capital expenditures, including a total of approximately $10.0 million to $11.0 million for new retail store expansion. We expect it will take approximately $2.0 million to $2.6 million in capital expenditures and starting inventory to open a new store. At July 31, 2016, our net working capital was $62.3 million, including $23.3 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash balance as of July 31, 2016, combined with cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	July 31, 2016	August 2, 2015
(in thousands)
Net cash provided by (used in) operating activities	$1,072	$(1,048)
Net cash used in investing activities	(15,307)	(3,857)
Net cash used in financing activities	(336)	(2,610)
Decrease in cash	$(14,571)	$(7,515)

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

For the six months ended July 31, 2016, net cash provided operating activities was $1.1 million, which primarily consisted of net income of $7.0 million, non-cash depreciation and amortization of $2.0 million and stock based compensation of $0.6 million, offset by cash used in operating assets and liabilities of $8.3 million. The cash used in operating assets and liabilities of $8.3 million primarily consisted of $10.9 million increase in inventory,  due to building up of inventory for our peak season, coupled with plans for opening of new retail stores in fiscal 2016, $2.8 million decrease in accrued expenses, which was partially offset by an increase of $5.6 in trade accounts payable primarily attributable to the timing.

For the six months ended August 2, 2015, net cash used in operating activities was $1.0 million, which consisted of net income of $8.5 million, non-cash depreciation and amortization of $1.2 million and stock-based compensation of $0.3 million, offset by cash used in operating assets and liabilities of $11.0 million. The cash used in operating assets and liabilities of $11.0 million primarily consisted of $6.1 million increase in inventory and $4.5 million decrease in accrued expenses. The increase in inventory was due to seasonality and growth of our business. The $4.5 million decrease in accrued expenses, was due to a $1.1 million payment related to a portion of the grantees’ tax liabilities associated with the grant of restricted stock, coupled with timing of payments subsequent to our fiscal year end.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities, coupled with changes in restricted cash, which is related to a retail store lease agreement.

For the six months ended July 31, 2016, net cash used in investing activities was $15.3 million and was primarily driven by capital expenditures of $14.5 million for the expansion of our Belleville distribution center and additional new retail stores.

For the six months ended August 2, 2015, net cash used in investing activities was $3.9 million and was primarily driven by capital expenditures for the opening of a new store and the implementation of a new warehouse management system.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to the individuals and entities that were our shareholders prior to our IPO and holders of noncontrolling interest in variable interest entities and capital contributions to Schlecht Retail Ventures LLC.

For the six months ended July 31, 2016, net cash used in financing activities was $0.3  million, primarily consisting of the final $0.2 million distributions to our then shareholders due to our “S” corporation status prior to our IPO and $0.1 million payments on long-term debt.

For the six months ended August 2, 2015, net cash used in financing activities was $2.6 million, primarily consisting of uses of $9.9 million in tax distributions to our then shareholders due to our “S” corporation status prior to our IPO, $0.5 million for payments on mortgage notes and $0.3 million for payments on capital leases, offset by proceeds of $5.9 million, net from our revolving line of credit, $0.8 million from new long-term obligations, $1.0 million change in bank overdrafts and $0.3 million for capital contributions to variable interest entities.

Line of Credit

We have a $40.0 million revolving line of credit (“LOC”)  from BMO Harris Bank N.A., subject to certain borrowing base limits, which expires in July 2018 and bears interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.25 percentage points. The LOC agreement is secured by essentially all Company assets and requires that we maintain certain financial and non-financial covenants, including a minimum tangible net worth and a minimum trailing twelve month EBITDA. As of and for the six months ended July 31, 2016, we were in compliance with all financial and non-financial covenants, and we expect to be in compliance with all financial and non-financial covenants for the remainder of fiscal 2016.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Risk Factors

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which bears interest at a rate equal to the one-month LIBOR rate plus 1.25 percentage points as of July 31, 2016. As of July 31, 2016, no balance was outstanding under the revolving line of credit. As of July 31, 2016, the undrawn borrowing availability under the revolving line of credit, subject to certain borrowing base limits was  $33.5 million. Based on the average interest rate on the revolving line of credit during the first six months of fiscal 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Through July 31, 2016, the net proceeds from our IPO have been applied as follows: $46.3 million to pay in full a short term note previously borrowed from a bank to pay a portion of the distribution of 100% of the cumulative undistributed taxable earnings to our then existing shareholders from the date of our formation through the date of termination of our “S” corporation status, $8.1 million for infrastructure and technology, $6.4 million for retail stores, and $0.3 million for our final “S” corporation distribution. With regards to the remaining proceeds, there has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4).

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2016
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