Form 10-Q
period 2016-10-30
DULUTH HOLDINGS INC.
filed 2016-12-09
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2016

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of December  6, 2016 was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock,  no par value, as of December 6, 2016,  was 29,011,556.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED October 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	October 30, 2016	January 31, 2016
ASSETS
Current Assets:
Cash	$173	$37,873
Accounts receivable	30	20
Other receivables	3,083	76
Inventory, less reserve for excess and obsolete items of $1,717 and $1,404, respectively	96,681	55,303
Prepaid expenses	3,633	3,683
Deferred catalog costs	4,633	1,435
Total current assets	108,233	98,390
Property and equipment, net	45,275	21,529
Restricted cash	1,367	—
Goodwill	402	402
Other assets, net	343	299
Total assets	$155,620	$120,620
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$19,277	$10,611
Accrued expenses and other current liabilities	17,384	12,049
Income taxes payable	—	1,308
Bank overdrafts	2,055	—
Current maturities of long-term debt	62	722
Total current liabilities	38,778	24,690
Long-term line of credit	13,209	—
Finance lease obligations under built-to-suit leases	1,957	—
Long-term debt, less current maturities	731	4,301
Deferred rent obligations, less current maturities	1,249	1,112
Deferred tax liabilities	182	31
Total liabilities	56,106	30,134
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of October 30, 2016 and January 31, 2016	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of October 30, 2016 and January 31, 2016	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,012 and 28,952 shares issued and outstanding as of October 30, 2016 and January 31, 2016, respectively	—	—
Capital stock	86,191	85,389
Retained earnings	10,740	3,443
Accumulated other comprehensive loss	—	(27)
Total shareholders' equity of Duluth Holdings Inc.	96,931	88,805
Noncontrolling interest	2,583	1,681
Total shareholders' equity	99,514	90,486
Total liabilities and shareholders' equity	$155,620	$120,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net sales	$67,008	$55,296	$201,463	$163,780
Cost of goods sold	28,260	23,692	84,102	69,051
Gross profit	38,748	31,604	117,361	94,729
Selling, general and administrative expenses	37,929	29,958	105,215	84,574
Operating income	819	1,646	12,146	10,155
Interest expense	33	114	108	226
Other income, net	33	44	163	119
Income before income taxes	819	1,576	12,201	10,048
Income tax expense	305	—	4,691	—
Net income	514	1,576	7,510	10,048
Less: Net income attributable to noncontrolling interest	52	67	188	149
Net income attributable to controlling interest	$462	$1,509	$7,322	$9,899
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,520	23,815	31,520	23,815
Net income per share attributable to controlling interest	$0.01	$0.06	$0.23	$0.42
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,294	24,026	32,286	24,289
Net income per share attributable to controlling interest	$0.01	$0.06	$0.23	$0.41
Pro forma net income information (Note 1):
Income attributable to controlling interest before provision for income taxes		$1,509		$9,899
Pro forma provision for income taxes		604		3,960
Pro forma net income attributable to controlling interest		$905		$5,939
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)		$0.04		$0.25
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)		$0.04		$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net Income	$514	$1,576	$7,510	$10,048
Other comprehensive income
Change in value of interest rate swap agreement	15	1	27	11
Comprehensive income	529	1,577	7,537	10,059
Comprehensive income attributable to noncontrolling interest	52	67	188	149
Comprehensive income attributable to controlling interest	$477	$1,510	$7,349	$9,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

				Accumulated	Noncontrolling
				other	interest in	Total
	Capital stock		Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	earnings	loss	entity	equity
Balance at January 31, 2016	32,316	$85,389	$3,443	$(27)	$1,681	$90,486
Issuance of common stock	60	—	—	—	—	—
Amortization of stock-based compensation	—	802	167	—	—	969
Capital contributions	—	—	—	—	744	744
Distributions	—	—	(192)	—	(30)	(222)
Net income	—	—	7,322	—	188	7,510
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	27	—	27
Balance at October 30, 2016	32,376	$86,191	$10,740	$—	$2,583	$99,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	October 30, 2016	November 1, 2015
Cash flows from operating activities:
Net income	$7,510	$10,048
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,215	1,998
Amortization of stock-based compensation	969	499
Deferred income taxes	151	—
Loss on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Accounts receivable	(10)	(37)
Other receivables	(3,007)	(654)
Inventory	(40,891)	(31,187)
Prepaid expense	181	(1,248)
Deferred catalog costs	485	311
Trade accounts payable	6,713	4,915
Income taxes payable	(1,308)	—
Accrued expenses and deferred rent obligations	(794)	(1,910)
Net cash used in operating activities	(26,783)	(17,265)
Cash flows from investing activities:
Purchases of property and equipment	(21,026)	(6,553)
Change in restricted cash	(1,367)	—
Purchases of other assets	(80)	(58)
Net cash used in investing activities	(22,473)	(6,611)
Cash flows from financing activities:
Proceeds from line of credit	18,156	64,058
Payments on line of credit	(4,947)	(34,365)
Proceeds from long term debt	—	800
Payments on long term debt	(4,216)	(534)
Payments on capital lease obligations	(14)	(256)
Change in bank overdrafts	2,055	88
Distributions to shareholders	(192)	(13,671)
Distributions to holders of noncontrolling interest in variable interest entity	(30)	(250)
Capital contributions to variable interest entity	744	344
Other	—	(10)
Net cash provided by financing activities	11,556	16,204
Decrease in cash	(37,700)	(7,672)
Cash at beginning of period	37,873	7,881
Cash at end of period	$173	$209
Supplemental disclosure of cash flow information
Interest paid	$116	$156
Income taxes paid	$7,929	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of October 30, 2016, the Company operated 12 retail stores and two outlet stores across the Midwestern and Eastern United States. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

On November 25, 2015, the Company converted from an “S” corporation to a “C” corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code of 1986, as amended (the “Code”), and the Company completed its initial public offering (“IPO”). Refer to the Company’s consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2016, for additional information related to the Company’s IPO. During the first quarter of fiscal 2016, the Company paid the remaining $0.2 million balance of its final “S” corporation distribution, which resulted in a total final distribution of $46.6 million from the termination of the Company’s “S” corporation status.

B.    Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of the parent, Duluth Holdings Inc., and its wholly-owned subsidiary, Duluth Trading Company, LLC. Effective October 3, 2016, Duluth Trading Company, LLC was dissolved and no longer consolidated,  which did not impact the Company’s consolidated financial statements.  The Company also consolidates Schlecht Retail Ventures LLC (“SRV”) as a variable interest entity (see Note 4 “Variable Interest Entity”). All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2016 is a 52-week period and ends on January 29, 2017.  Fiscal 2015 was a 52-week period and ended on January 31, 2016. The three and nine months of fiscal 2016 and fiscal 2015 represent the Company’s 13 and 39-week periods ended October 30, 2016 and November 1, 2015, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended October 30, 2016 and November 1, 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended October 30, 2016 and November 1, 2015. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2016.

C.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

D.    Pro Forma Net Income Information

For the three and nine months ended November 1, 2015, the pro forma net income information gives effect to the conversion of the Company to a “C” corporation on November 25, 2015. Prior to such conversion, the Company was an “S”

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

corporation and generally not subject to income taxes. The pro forma net income, therefore, includes an adjustment for income tax expense on the income attributable to controlling interest as if the Company had been a “C” corporation as of February 4, 2013 at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory rate for each period. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

For the three and nine months ended November 1, 2015, the pro forma basic and diluted net income per share of Class A and Class B common stock is computed using the pro forma net income, as discussed above.

E.    Restricted Cash

The Company’s restricted cash is held in an escrow account and is used to pay a portion of the construction loans entered into by third party landlords (the “Landlords”) in connection with the Company’s retail store leases. The restricted cash is disbursed based on the escrow agreement entered into by and among the Landlords, the Company and the escrow agent.

F.    Build-to-Suit Lease

The Company may at times be involved in the construction of stores  to be leased by the Company and, depending on the extent to which the Company is involved, the Company may be deemed the owner of the leased premises for accounting purposes during the store construction period. For leases that the Company is deemed the owner of the property during the construction period, upon commencement of the construction project, the Company is required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on the Company’s Condensed Consolidated Balance Sheets. Upon the completion of the construction project, the Company performs an analysis on the lease to determine if the Company qualifies for sale-leaseback treatment. For those qualifying leases, the deemed landlord financing liability and the associated property and equipment are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense. If the lease does not qualify for sale-leaseback treatment, the deemed landlord financing liability is amortized over the lease term based on the rent payments in the lease agreement.

As of October 30, 2016, the Company capitalized $2.0 million in property and equipment and recorded a corresponding non-current liability related to build-to-suit lease transactions in which the Company is considered the owner for accounting purposes.

2.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	October 30, 2016	January 31, 2016
(in thousands)
Mortgage Note due March 2017	$—	$3,203
Mortgage Note due May 2019	—	527
SRV Mortgage Note due September 2017	737	767
SRV Mortgage Note due August 2016	—	456
Line of credit	13,209	—
Capitalized lease obligations	56	70
	$14,002	$5,023
Less: current maturities	(62)	(722)
Long-term debt	$13,940	$4,301

In May 2014, the Company assumed a mortgage note (“Mortgage 2017 Note”) from Schlecht Enterprises LLC (“SE”) in conjunction with the Company’s acquisition of certain related real property from SE, an entity that was previously consolidated through May 21, 2014. The Mortgage 2017 Note had an original balance of $3.8 million. The Mortgage 2017 Note was scheduled to expire in March 2017 and required monthly payments of $11,900, plus interest at a rate equal to the one-month LIBOR rate plus 1.25 percentage points, with a final balloon payment due in March 2017. On August 23, 2016, the Company

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

paid off the remaining balance of the Mortgage 2017 Note in the amount of $3.1 million. In connection with the payoff of the Mortgage 2017 Note, the Company’s interest rate swap agreement was terminated.

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

SRV entered into a mortgage note (“SRV 2016 Note”) with an original balance of $0.5 million. The SRV 2016 Note expired in August 2016 and required monthly payments of $3,400, including interest at 4.5%, with a final balloon payment due in August 2016. On August 5, 2016, SRV paid off the remaining SRV 2016 Note in the amount of $0.4 million.

Line of Credit

On October 7, 2016, the Company amended and restated its existing Amended and Restated Loan Agreement dated as of June 13, 2011, as amended (the “Amended and Restated Agreement”). The Amended and Restated Agreement provides for borrowing availability of up to $40.0 million from October 7, 2016 through July 31, 2017, up to $50.0 million from August 1, 2017 through July 31, 2018, and up to $60.0 million from August 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Rested Agreement (effective rate of 1.8% at October 30, 2016). The Amended and Restated Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits.

As of October 30, 2016 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consists of the following:

	October 30, 2016	January 31, 2016
(in thousands)
Salaries and benefits	$1,223	$3,649
Deferred revenue	5,418	2,744
Freight	779	2,089
Product returns	1,078	1,244
Catalog costs	2,349	—
Unpaid purchases of property & equipment	3,922	112
Other	2,615	2,211
Total accrued expenses and other current liabilities	$17,384	$12,049

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of October 30, 2016 and January 31, 2016, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of October 30, 2016 and January 31, 2016:

	October 30, 2016	January 31, 2016
(in thousands)
Cash	$112	$92
Other receivables	8	9
Property and equipment, net	3,268	2,823
Other assets, net	6	11
Total assets	$3,394	$2,935

Other current liabilities	$114	$527
Long-term debt	697	727
Noncontrolling interest in VIE	2,583	1,681
Total liabilities and shareholders' equity	$3,394	$2,935

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

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$462	$1,509	$7,322	$9,899
Denominator - weighted average shares (Class A and Class B)
Basic	31,520	23,815	31,520	23,815
Dilutive shares	774	211	766	474
Diluted	32,294	24,026	32,286	24,289
Earnings per share (Class A and Class B)
Basic	$0.01	$0.06	$0.23	$0.42
Diluted	$0.01	$0.06	$0.23	$0.41

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company during the three and nine months ended October 30, 2016 was $0.4 million and $1.0 million, respectively. Total stock compensation expense associated with restricted stock recognized by the Company during the three and nine months ended November 1, 2015 was $0.2 million and $0.5 million, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the nine months ended October 30, 2016 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 31, 2016	796,353	$3.15
Granted	59,814	23.41
Outstanding at October 30, 2016	856,167	$4.56

At October 30, 2016, the Company had unrecognized compensation expense of $2.2 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.0 years.

7.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 30, 2016	January 31, 2016
(in thousands)
Land and land improvements	$2,867	$1,107
Leasehold improvements	11,586	5,617
Buildings	13,699	8,991
Vehicles	177	98
Warehouse equipment	3,949	2,380
Office equipment and furniture	9,607	5,638
Computer equipment	2,475	1,779
Software	6,540	6,327
	50,900	31,937
Accumulated depreciation and amortization	(14,064)	(10,907)
	36,836	21,030
Construction in progress	8,439	499
Property and equipment, net	$45,275	$21,529

8.    SEGMENT REPORTING

The Company has two operating segments, which are also its reportable segments: direct and retail. The direct segment includes net sales from the Company’s website and catalogs. The retail segment includes net sales from the Company’s retail and outlet stores. These two operating segments are components of the Company for which separate financial information is

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Segment information is presented in the following tables:

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
(in thousands)
Net sales
Direct	$52,271	$46,543	$166,437	$141,241
Retail	14,737	8,753	35,026	22,539
Total net sales	$67,008	$55,296	$201,463	$163,780
Operating income
Direct	$(84)	$126	$8,694	$6,270
Retail	903	1,520	3,452	3,885
Total operating income	819	1,646	12,146	10,155
Interest expense	33	114	108	226
Other income, net	33	44	163	119
Income before income taxes	$819	$1,576	$12,201	$10,048

Segment total assets

	October 30, 2016	January 31, 2016
(in thousands)
Direct	$122,035	$106,733
Retail	33,585	13,887
Total assets at period end	$155,620	$120,620

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

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest for the three and nine months ended October 30, 2016, was 39.8% and 39.0%, respectively. The income from SRV was excluded from the calculation of the Company’s effective tax rate, as SRV is an “S” corporation and not subject to income taxes.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.    RECENT ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition.  ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt ASU 2014-09 on January 29, 2018, the first day of the Company’s first quarter for the fiscal year ending February 3, 2019, the Company’s fiscal year 2018. The Company has not selected a method for adoption nor determined the potential effects on the Company’s consolidated financial statements.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Accordingly, the Company will adopt ASU 2015-11 on January 30, 2017, the first day of the Company’s first quarter for the fiscal year ending January 28, 2018, the Company’s fiscal year 2017. The Company does not expect the adoption of ASU 2015-11 to have a significant impact on the Company’s consolidated financial statements.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The three and nine months of fiscal 2016 and fiscal 2015 represent our 13 and 39-week periods ended October 30, 2016 and November 1, 2015, respectively.

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

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 87.6% of our fiscal 2015 net sales. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of October 30, 2016, we operated 12 retail stores and two outlet stores. Net sales for the retail segment represented 22.0% and 17.4% of consolidated net sales for the three and nine months ended October 30, 2016 respectively, and 15.8% and 13.8% of consolidated net sales for the three and nine months ended November 1, 2015, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 27 consecutive quarters through October 30, 2016;
•

Net sales in fiscal 2016 third quarter increased by 21.2% over the prior year third quarter to $67.0 million and net sales in the fiscal 2016 nine months increased by 23.0% over the prior year nine months to $201.5 million;

•

While we have achieved 27 consecutive quarters of increased net sales year-over-year, third-quarter net sales fell short of our expectations due to unseasonably warm weather and a highly promotional retail environment, which we experienced in the latter half of the third quarter and into the beginning of the fourth quarter;

•

Net income in fiscal 2016 third quarter decreased by 69.4% over the prior year third quarter to $0.5 million and net income in the fiscal 2016 nine months decreased by 26.0% over the prior year nine months to $7.3 million; Adjusted for income taxes, as if we had been a “C” corporation at a combined federal, state and local effective income tax rate of 40.0%, net income in fiscal 2016 third quarter decreased by 49.0% over the prior year third quarter pro forma net income and net income in the fiscal 2016 nine months increased 23.3% over the prior year nine months pro forma net income;

•

Adjusted EBITDA in fiscal 2016 third quarter decreased by 7.9% over the prior year third quarter to $2.5 million and adjusted EBITDA in the fiscal 2016 nine months increased by 18.8% over the prior year nine months to $16.5 million; and

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

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over-period net sales in stores that have been open for twelve fiscal months or more. Some of our competitors and other retailers calculate comparable store sales differently than we do; as a result, our comparable store sales may not be comparable to similar data made available by other companies. We have excluded comparable store sales data from this Form 10-Q due to the limited number of comparable retail stores as of October 30, 2016. Although retail store expansion is part of our growth strategy, we expect a majority percentage of our net sales to come from our direct segment for the foreseeable future.

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

We define Adjusted EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense and provision for income taxes adjusted for the impact of certain items, including non-cash and other items we do not consider representative of our ongoing operating performance. We believe Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items.

Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
(in thousands)
Direct net sales	$52,271	$46,543	$166,437	$141,241
Retail net sales	14,737	8,753	35,026	22,539
Net sales	67,008	55,296	201,463	163,780
Cost of goods sold	28,260	23,692	84,102	69,051
Gross profit	38,748	31,604	117,361	94,729
Selling, general and administrative expenses	37,929	29,958	105,215	84,574
Operating income	819	1,646	12,146	10,155
Interest expense	33	114	108	226
Other income, net	33	44	163	119
Income before income taxes	819	1,576	12,201	10,048
Income tax expense	305	—	4,691	—
Net income	514	1,576	7,510	10,048
Less: Net income attributable to noncontrolling interest	52	67	188	149
Net income attributable to controlling interest	$462	$1,509	$7,322	$9,899
Percentage of Net sales:
Direct net sales	78.0%	84.2%	82.6%	86.2%
Retail net sales	22.0%	15.8%	17.4%	13.8%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.2%	42.8%	41.7%	42.2%
Gross profit	57.8%	57.2%	58.3%	57.8%
Selling, general and administrative expenses	56.6%	54.2%	52.2%	51.6%
Operating income	1.2%	3.0%	6.0%	6.2%
Interest expense	0.0%	0.2%	0.1%	0.1%
Other income, net	0.0%	0.1%	0.1%	0.1%
Income before income taxes	1.2%	2.9%	6.1%	6.1%
Income tax expense	0.5%	-%	2.3%	-%
Net income	0.8%	2.9%	3.7%	6.1%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%	0.1%	0.1%
Net income attributable to controlling interest	0.7%	2.7%	3.6%	6.0%
Pro Forma Net Income Information(1):
Income attributable to controlling interest before provision for income taxes		$1,509		$9,899
Pro forma provision for income taxes		604		3,960
Pro forma net income attributable to controlling interest		$905		$5,939

(1)

The unaudited pro forma net income information for the three and nine months ended November 1, 2015, gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40.0%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

Three Months Ended October 30, 2016 Compared to Three Months Ended November 1, 2015

Net Sales

Net sales increased $11.7 million, or 21.2%, to $67.0 million in the three months ended October 30, 2016 compared to $55.3 million in the three months ended November 1, 2015, driven by gains in both direct and retail segments of $5.7 million, or 12.3%, and $6.0 million, or 68.4%, respectively, with gains achieved across the majority of product categories. Our website visits increased 16.7% in the three months ended October 30, 2016 compared to the three months ended November 1, 2015. The increase in retail net sales was primarily attributable to the opening of five new retail stores during the second and third quarters of fiscal 2016, along with the opening of a retail store and outlet store in the prior year third and fourth quarters.

Gross Profit

Gross profit increased $7.1 million, or 22.6%, to $38.7 million in the three months ended October 30, 2016 compared to $31.6 million in  the three months ended November 1, 2015. As a percentage of net sales, gross margin increased 60 basis points to 57.8% of net sales in the three months ended October 30, 2016, compared to 57.2% of net sales in the three months ended November 1, 2015. The increase in gross profit was primarily driven by an increase in net sales as discussed above. The increase in gross margin rate occurred in our direct and retail segments, and was primarily attributable to improved initial product costs due to increased volume, coupled with a  product mix shift to higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.0 million, or 26.6%, to $37.9 million in the three months ended October 30, 2016, compared to $30.0 million in the three months ended November 1, 2015.  Selling, general and administrative expenses as a percentage of net sales increased 240 basis points to 56.6% in the three months ended October 30, 2016, compared to 54.2% in the three months ended November 1, 2015. The increase in selling, general and administrative expenses was  attributable to an increase of $1.7 million in advertising and marketing costs, $4.6 million in general and administrative expenses and $1.7 million in selling expenses.

As a percentage of net sales, advertising and marketing costs decreased 150 basis points to 21.8% in the three months ended October 30, 2016, compared to 23.3% in the three months ended November 1, 2015.  The 150 basis point decrease in advertising and marketing costs as a percentage of net sales, was primarily driven by a decrease in television advertising primarily attributable to the timing of our women’s advertising campaign, coupled with a  decrease in catalog costs primarily due to our planned decrease in catalog spend as a percentage of net sales,  which was partially offset by an increase in on-line advertising.

The $4.6 million increase in general and administrative expenses was primarily due to $1.2 million increase in personnel expenses, $1.7 million increase in rent expense and related store opening costs,  and $0.8 million increase in consulting expenses. The $1.2 million increase in personnel expenses was primarily due to new headcount required to support the growth of our business.  The $1.7 million increase in rent expense and related store opening costs was primarily attributable to an increase of six retail stores during the three months ended October 30, 2016, compared to November 1, 2015. As a percentage of net sales, general and  administrative expenses increased 410 basis points to 19.7% in the three months ended October 30, 2016, compared to 15.6% in the three months ended November 1, 2015.  The 480 basis point increase was primarily attributable to an increase of 220 basis points in rent expense and related store opening costs,  an increase of 70 basis points in personnel expenses and an increase of 70 basis points in consulting expenses due to the factors discussed above.

The $1.7 million increase in selling expenses was primarily due to $0.9 million increase in personnel, primarily due to the growth in retail, coupled with $0.3 million increase in distribution costs as a result of increased net sales. As a percentage of net sales, selling expenses decreased 10 basis points to 15.2%  in the three months ended October 30, 2016, compared to 15.3% in the three months ended November 1, 2015, primarily due to an increase of 80 basis points in customer service due to growth in retail, offset by a decrease of 60 basis points in shipping expenses due to favorable shipping rates and a decrease of 40 basis points in distribution costs due to the efficient utilization of our expanded Belleville distribution center versus the two third party logistics providers (“3PLs”) in the three months ended October 30, 2016, compared to the three months ended November 1, 2015.

Interest Expense

Interest expense was $0.03 million in the three months ended October 30, 2016, compared to $0.1 million in the three months ended November 1, 2015.

Provision for Income Taxes

Income tax expense was $0.3 million in the three months ended October 30, 2016 and our effective tax rate related to controlling interest was 39.8%. Prior to November 25, 2015, we had been classified as an “S” corporation for federal and state income tax purposes and therefore, we had not been subject to income taxes. Prior to that date, our shareholders had been subject to income tax on their distributable share of our earnings. In connection with our IPO, we converted to a “C” corporation. On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have decreased $0.3 million, or 49.5%, to $0.3 million in the three months ended October 30, 2016 from $0.6 million in the three months ended November 1,  2015.

Net Income

Net income decreased $1.0 million, or 69.4%, to $0.5 million in the three months ended October 30, 2016, compared to $1.5 million in the three months ended November 1, 2015, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to the three months ended November 1, 2015, rather than the “S” corporation tax rate that actually applied to us at that time, net income decreased $0.4 million, or 49.0%, to $0.5 million in the three months ended October 30, 2016 from $0.9 million in the three months ended November 1, 2015.

Nine Months Ended October 30, 2016 Compared to Nine Months Ended November 1, 2015

Net Sales

Net sales increased $37.7 million, or 23.0%, to $201.5 million in the nine months ended October 30, 2016 compared to $163.8 million in the nine months ended November 1,  2015, driven by gains in both direct and retail segments of $25.2 million, or 17.8%, and $12.5 million, or 55.4%, respectively, with gains achieved across virtually all product categories. The direct net sales gains were due to customers continuing to respond positively to our marketing efforts, which resulted in greater e-commerce traffic to our website and sales through our call center. Our website visits increased 16.9% in the nine months ended October 30, 2016 compared to the nine months ended November 1, 2015. The increase in retail net sales was primarily attributable to the same factors discussed above for the three months ended October 30, 2016 compared to the three months ended November 1, 2015.

Gross Profit

Gross profit increased $22.6 million, or 23.9%, to $117.4 million in the nine months ended October 30, 2016 compared to $94.7 million in the nine months ended November 1,  2015. As a percentage of net sales, gross margin increased 50 basis points to 58.3% of net sales in the nine months ended October 30, 2016, compared to 57.8% of net sales in the nine  months ended November 1, 2015. The increase in gross profit was primarily driven by an increase in net sales as discussed above. The increase in gross margin rate was primarily due to the factors discussed above for the three months ended October 30, 2016 compared to the three months ended November 1, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.6 million, or 24.4%, to $105.2 million in the nine months ended October 30, 2016, compared to $84.6 million in the nine months ended November 1, 2015. Selling, general and administrative expenses as a percentage of net sales increased 60 basis points to 52.2% in the nine months ended October 30, 2016, compared to 51.6% in the nine months ended November 1, 2015. The increase in selling, general and  administrative expenses of $20.6 million was attributable to an increase of $6.5 million in advertising and marketing costs, $8.6 million in general and administrative expenses and $5.5 million in selling expenses.

As a percentage of net sales, advertising and marketing costs decreased 100 basis points to 21.6% in the nine months ended October 30, 2016, compared to 22.6% in the nine months ended November 1, 2015. The 100 basis point decline in advertising and marketing costs were primarily attributable to the same factors discussed above for the three months ended October 30, 2016, compared to the three months ended November 1, 2015.

The $8.6 million increase in general and administrative expenses was primarily due to $2.9 million increase in rent expense and related store opening costs, $1.5 million increase in personnel expenses, $1.8 million increase in consulting  expenses, and $1.2 million increase in depreciation expense. The increases in rent expense and related store opening costs, personnel expenses and depreciation expense, were primarily attributable to the factors discussed above for the three months ended October 30, 2016 compared to the three months ended November 1, 2015. As a percentage of net sales, general and administrative expenses increased 150 basis points to 16.6% in the nine months ended October 30, 2016, compared to 15.1% in the nine months ended November 1, 2015. The nine months ended November 1, 2015 included a $1.1 million payment related to a portion of the grantees’ tax liabilities associated with the grant of restricted stock awards. Excluding this $1.1 million payment, as a percentage of net sales, general and administrative expenses increased 220 basis points primarily due to the factors discussed above.

The $5.5 million increase in selling expenses was primarily due to an increase of $1.4 million in shipping expenses due to sales growth, $1.6 million increase in distribution costs due increased sales and the use of two 3PLs, coupled with a $1.6 million increase in customer service primarily attributable to the growth in retail. As a percentage of net sales, selling expenses increased 10 basis points to 14.0% in the nine months ended October 30, 2016, compared to 13.9% in the nine months ended November 1, 2015, primarily due to an increase in customer service and distribution costs of 30 and 20 basis points respectively, as discussed above, which was partially offset by a  decrease of 40 basis points in shipping expenses due to favorable shipping rates as result of being closer to our customers due to our use of the 3PLs.

Interest Expense

Interest expense was $0.1 million in the nine months ended October 30, 2016, compared to $0.2 million in the nine months ended November 1, 2015.

Provision for Income Taxes

Income tax expense was $4.7 million in the nine months ended October 30, 2016 and our effective tax rate related to controlling interest was 39.0%. Prior to November 25, 2015, we had been classified as an “S” corporation for federal and state income tax purposes and therefore, we had not been subject to income taxes. Prior to that date, our shareholders had been subject to income tax on their distributable share of our earnings. In connection with our IPO, we converted to a “C” corporation. On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have increased by $0.7 million, or 23.3%, to $4.7 million in the nine months ended October 30, 2016 from $4.0 million in the nine months ended November 1, 2015.

Net Income

Net income decreased $2.6 million, or 26.0%, to $7.3 million in the nine months ended October 30, 2016, compared to $9.9 million in the nine months ended November 1, 2015, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to the nine months ended November 1, 2015, rather than the “S” corporation tax rate that actually applied to us, net income increased $1.4 million, or 23.3%, to $7.3 million in the nine months ended October 30, 2016 from $5.9 million in the nine months ended November 1, 2015.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
(in thousands)
Net income	$514	$1,576	$7,510	$10,048
Depreciation and amortization	1,264	824	3,215	1,998
Interest expense	33	114	108	226
Income tax expense	305	—	4,691	—
EBITDA	$2,116	$2,514	$15,524	$12,272
Non-cash stock based compensation	354	167	969	499
Payment of grantees' tax liabilities associated with grant of restricted stock awards	—	—	—	1,115
Adjusted EBITDA	$2,470	$2,681	$16,493	$13,886

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $0.2 million, or 7.9%, to $2.5 million in the three months ended October 30, 2016 compared to $2.7 million in the three months ended November 1, 2015. As a percentage of net sales, Adjusted EBITDA decreased 110 basis points to 3.7% of net sales in the three months ended October 30, 2016 compared to 4.8% of net sales in the three months ended November 1, 2015.

As a result of the factors discussed above in the “Results of Operations” section,  Adjusted EBITDA increased $2.6 million, or 18.8%, to $16.5 million in the nine months ended October 30, 2016 compared to $13.9 million in the nine months ended November 1, 2015. As a percentage of net sales, Adjusted EBITDA decreased 30 basis points to 8.2% of net sales in the nine months ended October 30, 2016 compared to 8.5% of net sales in the nine months ended November 1, 2015.

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

We expect to spend approximately $25.0 million to $26.0 million in fiscal 2016 on capital expenditures, including a total of approximately $13.0 million to $14.0 million for new retail store expansion. We expect it will take approximately $2.0 million to $2.6 million in capital expenditures and starting inventory to open a new store. At October 30, 2016, our net working capital was $69.5 million, including $0.2 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash balance as of October 30, 2016, combined with cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	October 30, 2016	November 1, 2015
(in thousands)
Net cash used in operating activities	$(26,783)	$(17,265)
Net cash used in investing activities	(22,473)	(6,611)
Net cash provided by financing activities	11,556	16,204
Decrease in cash	$(37,700)	$(7,672)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the nine months ended October 30, 2016 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2016 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the nine months ended October 30, 2016, net cash used in operating activities was $26.8 million, which primarily consisted of net income of $7.5 million, non-cash depreciation and amortization of $3.2 million and stock based compensation of $1.0 million, offset by cash used in operating assets and liabilities of $38.6 million. The cash used in operating assets and liabilities of $38.6 million primarily consisted of $40.9 million increase in inventory,  due to building up of inventory for our peak season, coupled with the increase in retail stores during fiscal 2016, and $3.0 million increase in other receivables primarily due to refunds for excess income tax payments, which was partially offset by a $6.7 million increase in trade accounts payable, primarily due to seasonality and timing of payments.

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

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities, coupled with changes in restricted cash, which is related to our retail store leasing agreements.

For the nine months ended October 30, 2016, net cash used in investing activities was $22.5 million and was primarily driven by capital expenditures of $21.0 million for the expansion of our Belleville distribution center, the opening of five new retail stores, and information technology.

For the nine months ended November 1, 2015, net cash used in investing activities was $6.6 million and was primarily driven by capital expenditures for the opening of two new stores and the implementation of a new warehouse management system.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to the individuals and entities that were our shareholders prior to our IPO and holders of noncontrolling interest in variable interest entity and capital contributions to Schlecht Retail Ventures LLC.

For the nine months ended October 30,  2016, net cash provided by financing activities was $11.6  million, primarily consisting of proceeds of $13.2 million, net from our revolving line of credit, $2.1 million in change in bank overdraft, and $0.7 million for capital contributions to SRV, offset by uses of $4.2 million for payments on long-term debt.

For the nine months ended November 1, 2015, net cash provided by financing activities was $16.2 million, primarily consisting of proceeds of $29.7 million, net from our revolving line of credit, $0.8 million from long-term debt and $0.3 million for capital contributions to variable interest entity, offset by uses of $13.7 million in tax distributions to our shareholders due to our “S” corporation status, $0.5 million for payments on long-term debt, $0.3 million for payments on capital leases and $0.3 million in distributions to holders of noncontrolling interest in variable interest entity.

Line of Credit

On October 7, 2016, we amended and restated our existing Amended and Restated Loan Agreement dated as of June 13, 2011, as amended (the “Amended and Restated Agreement”). The Amended and Restated Agreement provides for borrowing availability of up to $40.0 million from October 7, 2016 through July 31, 2017, up to $50.0 million from August 1, 2017 through July 31, 2018 and up to $60.0 million from August 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Rested Agreement (effective rate of 1.8% at October 30, 2016). The Amended and Restated Agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits. As of October 30, 2016 and for the nine months then ended, we were in compliance with all financial and non-financial covenants, and we expect to be in compliance with all financial and non-financial covenants for the remainder of fiscal 2016.

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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Accordingly, we will adopt ASU 2015-11 on January 30, 2017, the first day of our first quarter for the fiscal year ending January 28, 2018, our fiscal year 2017. We do not expect the adoption of ASU 2015-11 to have a significant impact on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Risk Factors

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which bears interest at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 1.8% at October 30, 2016). As of October 30, 2016,  $13.2 million was outstanding under the revolving line of credit. As of October 30, 2016, the undrawn borrowing availability under the revolving line of credit was $26.8 million. Based on the average interest rate on the revolving line of credit during the first nine months of fiscal 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2015, we closed our IPO, in which we registered and sold 7,666,667 shares of Class B common stock at a price of $12.00 per share. The aggregate offering price for shares sold in the offering was approximately $92.0 million. The offer and sale of all the shares in the IPO were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (File No. 333-207300), which was declared effective by the SEC on November 19, 2015. We raised approximately $83.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.4 million and other offering expenses of approximately $1.7 million.

Through October 30, 2016, the total net proceeds from our IPO have been applied as follows: $46.3 million to pay in full a short term note previously borrowed from a bank to pay a portion of the distribution of 100% of the cumulative undistributed taxable earnings to our then existing shareholders from the date of our formation through the date of termination of our “S” corporation status, $14.2 million for retail stores, $9.7 million for infrastructure and technology, $3.6 million for early debt payoffs,  $0.3 million for our final “S” corporation distribution, and $9.8 million for general corporate expenses.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2016
DULUTH HOLDINGS INC. (Registrant)
/s/ MARK M. DEORIO
Mark M. DeOrio
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
10.1

Second Amended and Restated Loan Agreement, dated October 7, 2016, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 7, 2016.

10.2

Fifth Amended and Restated Revolving Note, dated October 7, 2016, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc. incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated October 7, 2016.

10.3

Second Amended and Restated Security Agreement dated October 7, 2016, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc. incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated October 7, 2016.

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