Form 10-K
period 2017-01-29
DULUTH HOLDINGS INC.
filed 2017-03-22
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 001-37641

DULUTH HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1564801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

170 Countryside Drive, P.O. Box 409, Belleville, Wisconsin	53508
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (608) 424-1544

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Stock, No Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $230.2 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2016).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of March 20, 2017, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of March 20, 2017 was 29,077,421.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of January 29, 2017 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to maintain and enhance a strong brand image;
•	our ability to successfully open a significant number of new stores;
•	effectively adapting to new challenges associated with our expansion into new geographic markets;
•	generating adequate cash from our existing stores to support our growth;
•	the impact of changes in corporate tax regulations;
•	identifying and responding to new and changing customer preferences;
•	containing the increase in the cost of mailing catalogs, paper and printing;
•	the success of the locations in which our stores are located;
•	our ability to attract customers in the various retail venues and locations in which our stores are located;
•	adapting to declines in consumer confidence and decreases in consumer spending;
•	competing effectively in an environment of intense competition;
•	our ability to adapt to significant changes in sales due to the seasonality of our business;
•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;
•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•	increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment;
•	the susceptibility of the price and availability of our merchandise to international trade conditions;
•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;
•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;
•	disruptions in our supply chain and distribution centers;
•	our inability to protect our trademarks or other intellectual property rights;
•	infringement on the intellectual property of third parties;
•	acts of war, terrorism or civil unrest;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;
•	our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry; and
•	our failure to maintain adequate internal controls over our financial and management systems.

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

The following discussion contains references to fiscal years 2016, 2015 and 2014, which refer to our fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015, respectively. Fiscal years 2016, 2015 and 2014 were 52-week periods.

In fiscal 2016, we opened a total of seven new retail stores, primarily in the Midwestern and Eastern United States and added 75,000 square feet to our Belleville distribution center.

On November 25, 2015, our “S” corporation status terminated and we converted to a “C” corporation. We became subject to corporate-level federal and state income taxes at prevailing corporate rates. See Note 8 “Income Taxes,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our “S” corporation termination. On November 25, 2015, we also completed an initial public offering (“IPO”) in which we issued and sold 7,666,667 shares of our Class B common stock, which includes 1,000,000 shares of Class B common stock issued pursuant to the underwriters’ option to purchase additional shares, at a price to the pubic of $12.00 per share, less the underwriting discount.

Duluth Trading is a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own channels. We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck NakedTM underwear and Fire Hose® work pants, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a  heritage in workwear that transcends tradesmen and appeals to a broad demographic of men and women for everyday and on-the-job use. Approximately 90% of our fiscal 2016 net sales consisted of proprietary products sold under our Duluth Trading brand name. We believe the foundation of our success is our culture of “poking average in the eye” by seeing things for what they could be and should be and finding a way to make them exactly that, and we like to do it all with a big, toothy grin. Our brand is defined by three brand pillars: solution-based products manufactured with high quality craftsmanship, humorous and distinctive marketing and an outstanding customer experience.

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

To protect the integrity of the Duluth Trading brand, we offer our products exclusively through our omnichannel distribution network, consisting of our website, catalogs and retail stores. This model creates multiple touch points with our customers and enables us to control both our Duluth Trading brand expression and the pricing of our products. Our distribution strategy eliminates the need to sell through third-party retailers, allowing us to focus on our core competencies of product development, storytelling and serving customers. Our direct segment, consisting of our website and catalogs, offers products nationwide and represented 82% of our fiscal 2016 net sales. In 2010, we added retail to our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 29, 2017, we operated 14 retail stores and two outlet stores. Our retail segment represented 18% of our fiscal 2016 net sales.

Duluth Trading was founded in 1989 when two brothers in the home construction industry were tired of dragging tools from job to job using discarded five-gallon drywall compound buckets. The two brothers were never satisfied with the status quo and believed “there’s gotta be a better way.” So they invented the Bucket Boss® - a ruggedly durable canvas tool organizer that fits around a drywall bucket and transformed the way construction workers organized their tools. Capitalizing on their initial success, these brothers launched a catalog that later became known as Duluth Trading Company. Under the initial philosophy of “Job Tough, Job Smart,” this catalog was dedicated to improving and expanding on existing methods of tool storage, organization and transport. In December 2000, GEMPLER’S Inc., a Wisconsin corporation and an agricultural and horticultural supply catalog business founded and owned by Stephen L. Schlecht, acquired Duluth Trading and brought the two mail order companies together. Both catalogs had customers who worked outside and embraced the spirit of hands-on, self-reliant Americans. In February 2003, the GEMPLER’s catalog business was sold to W.W. Grainger (NYSE:GWW) and proceeds from that sale have been used to fund the growth of Duluth Trading. With that transaction, GEMPLER’S changed its corporate name to Duluth Holdings Inc.

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

Humorous and Distinctive Marketing

We make shopping for our products fun by using attention-grabbing advertisements that are humorous, irreverent and quirky. Our national advertising campaigns that feature characters such as our Giant Angry Beaver, Buck Naked Guy and Grab-Happy Grizzly, continue to increase our brand awareness and drive customers to our brand. These types of advertisements appeal to a wide audience and enable us to highlight the distinctive attributes of our products in a memorable way. We also use storytelling to make connections with our customers. For example, the story of our customer Tony the Diver, who wears our Fire Hose work pants over his wetsuit for added protection while working on marine construction, inspired a catalog cover and is featured on our website. Our advertising inspires our female customers by featuring women of “grit and substance” whose professions range from ranching to horse training to dog sled racing to landscape design, which emphasizes that our products are “built for women on a mission by women on a mission.” We believe our approach to marketing gives our products a distinct identity, enhances our brand and helps us stand out in the market.

Outstanding and Engaging Customer Experience

An important principle that shapes our brand is treating our customers like next-door neighbors. We provide a seamless, consistent omnichannel experience that makes shopping for casual wear, workwear and accessories fun, inviting and hassle-free. We are dedicated to delivering outstanding customer service by standing behind all purchases with our unconditional “No Bull Guarantee.” Our content-rich, user-friendly website is designed to provide an enjoyable, informative and efficient shopping experience. Our call center is open 24 hours a day, seven days a week, and is staffed with friendly, knowledgeable representatives dedicated to making every customer experience positive. As a convenience to our customers, we offer live chat through our website, which is available from 7 A.M. to 8 P.M. Central Time on weekdays and 8 A.M. to 5 P.M. Central Time on weekends. Our stores are designed to bring our brand to life by creating a unique and entertaining experience with knowledgeable sales associates, a compelling and complete assortment of our products and hospitality areas with complimentary coffee and water. We also showcase unique attractions at each retail store, such as the tool museum in our Mt. Horeb, Wisconsin store, that celebrate the heritage of the local area. We believe these elements help promote customer loyalty and drive repeat purchases.

Attractive, Loyal Customer Base

Our customers come to us for many aspects of their everyday casual wear and workwear needs. The quality and consistency of our product offering attracts a broad demographic of men and women who lead the Modern, Self-Reliant American Lifestyle. According to an internal company survey, 88% of our customers identified themselves as working outside of the building trades. Our average customer is a homeowner with an annual household income of over $75,000. Based on these characteristics, we believe our customers have a high level of disposable income and are attracted to the quality and enhanced features of our products. In addition, we currently have over 275,000 online product reviews, over 90% of which are four or five star ratings.

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

Our Growth Strategies

Our goal is to expand the reach of the Duluth Trading brand, using strategies that will further drive growth and profitability:

•

Building Brand Awareness to Continue Customer Acquisition. We are a rapidly growing lifestyle brand and have built strong brand awareness and successfully acquired customers over the past seven years. As a relatively young brand, we believe that we have a significant opportunity to build even greater brand awareness. We plan to introduce potential customers to our brand through our national television and digital advertising campaigns, catalogs and retail store expansion. We have made significant investments in marketing to build brand awareness among our potential customers and expect to achieve leverage from these investments as our business continues to grow.

•

Accelerating Retail Expansion. We believe our customers’ purchasing decisions are heavily influenced by the availability of our retail stores. We believe that our customers’ desire to shop in stores, combined with the number of potential markets for our retail stores and the compelling unit economics of our existing retail stores, provide us with a significant opportunity to grow our U.S. retail presence. We have identified markets with the potential for approximately 100 U.S. store locations that feature high concentrations of existing Duluth Trading customers and potential customers that fit our brand demographics. We anticipate opening 10 to 12 stores during fiscal 2017 and expect the rate of new store openings to accelerate over the coming years. Our existing retail stores have been profitable in both metropolitan and rural locations across multiple markets and have achieved an average payback of less than two years. We plan to continue building our organization and investing in software systems and operational infrastructure to support the growth in our retail segment. Based on our experience to date, we believe the combination of our direct and retail channels in an individual geographic market substantially increases the net sales and customer acquisition potential in that market. For example, since opening our retail stores in the Minneapolis-St. Paul metropolitan area, our direct segment net sales in that area have continued to grow. Additionally, we believe our retail stores provide ancillary marketing benefits by giving new and existing customers a destination to experience our brand.

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
•

Growing Our Women’s Business. Since launching in 2005, our women’s business has grown significantly to represent approximately 21% of our net sales in fiscal 2016. We believe that we have a significant opportunity to continue to grow our women’s business through customer acquisition, and we plan to continue to leverage all of our marketing channels, including national television and digital advertising, our catalogs and retail stores to do so. We expect that our women’s business will continue to represent an increasing portion of our net sales, and accordingly, we are allocating a higher percentage of our total advertising budget to the women’s business. We believe that as our retail footprint expands, our women’s business will continue to grow based on our current customers’ shopping patterns. While the core of our women’s product assortment will continue to consist of solution-based apparel that fits the Modern, Self-Reliant American Lifestyle, we plan to selectively expand our product offering to appeal to a wider range of female customers.

Our Sales Channels

We sell our products exclusively through our direct and retail channels, giving us complete control of our brand presentation as well as direct interaction with the consumer. Our omnichannel business strategy allows our sales channels to work in synergy to seamlessly deliver a consistent brand experience, including consistent marketing, pricing and product presentation.

Direct Segment

Our direct channel, which comprised 82% of our fiscal 2016 net sales, reaches customers nationwide through our website and catalogs.

•

e-Commerce. Our website, www.duluthtrading.com, serves as a storefront for our product assortment and provides an interactive, user-friendly, content-rich customer experience. In fiscal 2016, our website accounted for approximately 83% of our direct segment net sales. Our website’s homepage and category content, including pricing, seasonal promotions and products, are updated frequently in order to keep them current and seasonally appropriate, which coincides with updates to our catalogs and retail store displays. Our entire product offering is available on our website with certain new products offered exclusively online during their initial introduction, as well as out-of-season but in-stock products. Our website features humorous product videos and customer testimonials that educate our customers on the features and benefits of our products, which we believe enhances our visitors’ shopping experience. We believe our e-commerce experience has been successful in converting website visitors into customers. We offer our new and existing customers the ability to shop across multiple platforms and devices, including mobile devices, tablets and desktop computers. During fiscal 2016, we sold merchandise to customers through our website in all 50 states and had approximately 39.5 million website visits, an increase of approximately 14.9% from fiscal 2015.

•

Catalog. Our catalog business is an important part of our heritage and a key differentiator in our market. Our catalogs serve as a tangible vehicle for our authentic and humorous storytelling and drive customers to visit our website and retail stores. In fiscal 2016, our catalogs accounted for approximately 17% of our direct segment net sales, which were primarily transacted via our call center.  During fiscal 2016, we published 35 catalog issues and distributed over 55 million copies, approximately 26 million of which were mailed to prospective customers. Our catalogs reflect our tailored approach to marketing and include particular expressions of our brand that resonate with our target customers. For example, we produce separate catalogs for our men’s and women’s product offerings, showcasing illustrations in our men’s catalogs and featuring women of “grit and substance” in our women’s catalogs. In addition to generating a significant portion of our direct net sales, we believe our catalogs are clever, informative and eye catching and are a vital part of building the Duluth Trading brand.

Retail Segment

In 2010, we opened our first retail store and have since expanded our retail presence, operating 14 retail stores and two outlet stores as of January 29, 2017. In fiscal 2016, our retail stores produced $66.4 million in net sales, representing 18% of total net sales, compared to $37.8 million in net sales in fiscal 2015, representing 12% of total net sales. Our existing stores have been profitable in both metropolitan and rural locations. During fiscal 2016,  our retail store customer visits increased by 74% to approximately 1.9 million visits, compared to approximately 1.1 million visits in fiscal 2015. Our retail stores allow us to reach customers who prefer to shop in a brick and mortar setting and give new and existing customers the opportunity to touch and feel our innovative products before making a purchase decision. Our stores range in size from approximately 6,000 to 14,000 selling square feet and are designed to bring our brand to life by creating a unique and entertaining experience, including engaging sales associates, a compelling and complete product assortment, custom made fixtures to fit our brand, free wireless Internet and complimentary coffee and water. We also showcase unique attractions at each retail store that celebrate the heritage of the local area, such as the tool museum in our Mt. Horeb, Wisconsin store and the “Exploded Tractor” exhibit in our Ankeny, Iowa store. We believe these local community elements help promote customer loyalty and drive repeat purchases.

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

We select the potential markets for our new stores based on existing customer data from our direct segment and select our store locations based on customer input, access to the freeway, visibility, store accessibility and parking. Our retail stores are built as iconic restorations, renovations of an existing building, or build-to-suit. In a build-to-suit retail store, the retail store is built to our specific design and footprint. Our current retail store information also informs our future merchandising decisions. We intend the range in selling square footage, as determined by market size of each of our new stores, to be approximately 7,000 to 12,000 selling square feet. We plan to continue building our organization and investing in software systems and operational infrastructure to support the growth in our retail segment.

Our Products

We offer a comprehensive line of innovative, durable and functional casual wear, workwear and accessories for both men and women. Our product assortment includes shirts, pants, underwear, outerwear, footwear, accessories and hard goods. Our products feature proprietary designs and distinct names, such as our Longtail T® shirts, Buck NakedTM underwear, Fire Hose® work pants and No-YankTM Tank. The table below presents net sales by business for the last two fiscal years.

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	$ Change	% Change
(in thousands)
Men's (including hard goods/other)	$295,354	$243,123	52,231	21.5%
Women's	80,762	61,034	19,728	32.3%
Total net sales	$376,116	$304,157	71,959	23.7%

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

We have a long history of product innovation. We have introduced a number of solution-based products, some of which are highlighted in the chart below:

Product	Year Introduced	Problem	Solution
Longtail T® shirt	2002	The infamous, much-feared Plumber's Butt	"Un-plumbering the plumber's butt" with an additional three inches of shirt body length
Fire Hose® pants	2003	Short-lived work pants	Tougher, double-weave fabric that out-toughs and outlasts the rest
Ballroom® jeans	2009	Constricting jeans	A hidden Crouch Gusset® that lets you "crouch without the ouch"
Buck NakedTM underwear	2010	Soggy and restrictive underwear	Fast-drying, odor-fighting underwear - "no pinch, no stink, no sweat"
Duluthflex® clothing	2012	Heavy and restrictive work clothing	30% lighter and more flex with added storage space
Armachillo® shirts	2013	Workwear too hot and heavy for summer	Texas-tested cooling with Made in the JadeTM fabric
Dry on the Fly® pants	2014	Soggy, constraining pants that slow you down	Performance nylon that wicks sweat and goes from wet to dry "in the blink of an eye"
Armachillo® underwear	2015	Steamy boxer briefs	Cooling performance underwear for the hottest days
No-YankTM Tank	2016	Tank tops that keep riding up throughout the day	Extra length - sits still and stays put, even when you work up a storm

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

We pursue our marketing strategy through multiple forms of media, which gives our products an identity and enhances our brand:

•

Television. We advertise on cable and broadcast television networks to build brand awareness for both men’s and women’s products and to reach a large, national audience. These advertisements feature both our animated characters and female models, and are intended to be humorous, irreverent and quirky in order to grab the viewer’s attention, while highlighting the particularly innovative, solution-based features of our core products and the Duluth Trading name.

•

Catalogs. Our catalogs are an important part of our heritage and represent a tangible vehicle for our authentic and humorous storytelling. In fiscal 2016, we published 35 catalog issues and distributed over 55 million catalogs, approximately 26 million of which were mailed to prospective customers. Our catalogs support both sales channels, and we believe serve as an important customer acquisition tool by driving visits to our website and retail stores.

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

Customer Service

We are committed to providing outstanding customer service and believe in treating our customers like next-door neighbors. Our retail stores are stocked with a comprehensive assortment of our products and staffed with knowledgeable and well trained sales associates. We stand behind all purchases with our unconditional “No Bull Guarantee.” Our call center is open 24 hours a day, seven days a week and is staffed with friendly, knowledgeable representatives dedicated to making every customer experience positive. As a convenience to our customers, we offer live chat through our website, which is available from 7 A.M. to 8 P.M. Central Time on weekdays and 8 A.M. to 5 P.M. Central Time on weekends.

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors, with our top six suppliers in fiscal 2016 supplying approximately 83% of our total purchases. In fiscal 2016,  51% of our purchases came from our largest supplier, an agent partner in Hong Kong who manages multiple factories across Asia, including Cambodia, China, Indonesia and Vietnam. Approximately 21% of our purchases in fiscal 2016 came from our second largest supplier, which is based in Thailand. We believe sourcing inventory through this agent allows us to leverage the agent’s purchasing power with multiple factories, as well as transportation and logistics capabilities, allowing our internal team to focus on our core competencies of product development, storytelling and serving customers, rather than factory and mill management or logistics.

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

Distribution Centers

Our distribution centers are currently located across the United States in order to minimize transit times to our customers. We own and operate a distribution center in Belleville, Wisconsin, that is approximately 190,000 square feet of production and warehouse space, of which 75,000 square feet was recently added in July 2016. Our Belleville distribution center stocks and replenishes products in our retail stores and handles our direct segment distribution needs for the Midwest. In 2014, we contracted with our first third-party logistics center in Sparks, Nevada for our distribution needs for western states. In September 2015, we contracted with another third-party logistics center in Hebron, Kentucky for our distribution needs on the east coast and in the south. Orders are generally assigned to the distribution center closest to the customer’s ship-to location. We believe our current distribution network will allow us to substantially improve delivery times to key customer concentrations in the Eastern and Western United States and is well-positioned to provide sufficient capacity to support our planned continued growth for the foreseeable future.

Returns Center

We currently leased approximately 30,000 square feet of warehouse space located in Verona, Wisconsin, which is approximately ten minutes north of our corporate headquarters. Our returns center handles all direct sales returns.

Information Technology

We use technology to provide customer service, business process support and business intelligence across our sales channels. We continually aim to have more efficient supply chain and distribution systems operations. Our Distributed Order Management systems provide us with omnichannel capabilities that have a global view of available-to-promise inventory management and also process direct orders from our retail stores. Our Belleville distribution center implemented a new warehouse management system in July 2015. Our Product Lifecycle Management System, which launched in June 2015, systematically coordinates efforts across our product development teams, allowing these teams to dedicate their time to building and executing solution-based product introductions. Our Vendor Portal is a web-based system that allows us to interface with key partners. In late summer of 2017, we plan on implementing a new Order Management System (“OMS”). Our new OMS will allow us to manage inventory cost and pricing, and seamlessly process customer orders across all channels. It will also provide us with flexible pricing and promotions to satisfy our customers’ needs. We also plan on implementing a new E-commerce system, which will allow us to provide our customers with a reliable and secure channel to shop our products. This system will allow us to comfortably scale to meet our anticipated customer demands.

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

Employees

As of January 29, 2017, we employed 409 full-time and 1,218 part-time and flexible part-time employees, 606 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

Our business experiences seasonal fluctuations. Our net sales and net income are generally highest in the fourth fiscal quarter, which includes the holiday sales period. The following table presents net sales and net income for the fourth quarter as a percentage of the fiscal year.

	4Q	4Q Net Sales	4Q	4Q Net Income
Fiscal Year	Net Sales	% of Fiscal year	Net Income	% of Fiscal Year
(in thousands)
2016	$174,653	46.4%	$13,993	65.6%
2015	$140,377	46.2%	$17,540	63.9%
2014	$110,131	47.5%	$13,899	58.8%

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

We plan to open 10 to 12 new retail stores in fiscal 2017 and accelerate the rate of new retail store openings thereafter. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

Our retail stores as of January 29, 2017 are concentrated in the Midwestern and Eastern United States. We have recently expanded into the Eastern region of the United States during our third quarter of fiscal 2016. As we expand our retail store locations, we may face new challenges that are different from those we currently encounter. Our expansion into new geographic markets could result in increased competitive, merchandising, distribution and other challenges. We may encounter difficulties in attracting customers in our new retail locations due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, competition with new competitors or with existing competitors with a large, established market presence and seasonal differences in the market. Our ability to expand successfully into other geographic markets will depend on acceptance of our retail store experience by customers in those markets, including our ability to design our stores in a manner that resonates locally and to offer the correct product assortment to appeal to consumers in such markets. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business, results of operations and growth prospects may be materially adversely affected.

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

Substantially all of our merchandise is imported from suppliers in China and other emerging markets in Asia and Central America, either directly by us or through our agents. Our reliance on suppliers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including:

•

the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions, import/export laws and regulations, and local intellectual property laws and rights owned by third parties;

•

changes in U.S. and non-U.S. laws (or changes in the enforcement of those laws) affecting the importation and taxation of goods, including disallowance of tax deductions for imported merchandise, imposition of unilateral tariffs on imported goods, duties, quotas, enhanced security measures at U.S. ports or imposition of new legislation relating to import quotas;

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

The level of customer traffic and volume of customer purchases through our direct channel, which accounted for approximately 82% of our net sales in fiscal 2016, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our products. If we are unable to maintain and increase customers’ use of our e-commerce platform, including our website, which accounted for 83% of our direct channel net sales in fiscal 2016, and the volume of purchases decline, our business and results of operations could be adversely affected.

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

Sales through our e-commerce business accounted for 68% of our total net sales in fiscal 2016. Our results of operations and financial condition are dependent on maintaining our e-commerce business and expanding our e-commerce business is an important part of our growth strategy. Dependence on our e-commerce business and its continued growth subjects us to certain risks, including:

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

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who identify with the Duluth Trading brand. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, our national television advertising campaigns are expensive and may not result in the cost-effective acquisition of customers. Furthermore, as our brand becomes more widely known in the market, future marketing campaigns may not result in the acquisition of new customers at the same rate as past campaigns.

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

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people, information systems and facilities and expand, train and manage our employee base. We have rapidly increased employee headcount to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 89 full-time employees and 220 part-time and flexible part-time employees as of December 31, 2009 to 409 full-time employees and 1218 part-time and flexible part-time employees as of January 29, 2017, and we expect to add a significant number of employees in fiscal 2017. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. Failure to manage our hiring needs effectively or successfully integrate new employees may have a material adverse effect on our business, financial condition and operating results.

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

We depend on cash generated from our operations to support our growth, which could strain our growth.

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

In addition, as we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, purchase inventory, pay personnel and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations and will require interest payments that would create additional cash demands and financial risk for us.

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

Third parties may sue us for alleged infringement of their proprietary rights or use intellectual property rights to interfere with or attempt to interfere with the manufacture of products for us or the supply of products to us. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark or design and/or pay significant damages or enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are available at all on an economically feasible basis, which they may not be. We could also be required to pay substantial damages. Such infringement claims could harm the Duluth Trading brand. In addition, any payments we are required to make and any injunction we are required to comply with as a result of such infringement could adversely affect our financial results.

If our key suppliers or service providers were unable or unwilling to provide the products and services we require, our business could be adversely affected.

During fiscal 2016,  approximately 51% of our products were sourced through a third-party purchasing agent and 83% of our products were sourced through our top six suppliers. The remaining products were sourced from a variety of domestic and international suppliers. If these suppliers are unable or unwilling to provide the products or services that we require or materially increase their costs, our ability to offer and deliver our products on a timely and profitable basis could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. We do not have written agreements with our top suppliers, and we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect. Furthermore, if any of our significant suppliers were to become subject to bankruptcy, receivership or similar proceedings, customs actions, or other legal actions, we may be unable to arrange for alternate or replacement relationships on terms as favorable as our current terms, which could adversely affect our sales and operating results.

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

As a result of holiday sales, inventories, accounts payable and borrowings under our revolving line of credit typically reach their highest levels in October or November of each year (other than as a result of cash flow provided by or used in investing and financing activities). Inventories, accounts payable and borrowings under our revolving line of credit then decline steadily during the holiday season, resulting in our cash typically reaching its highest level, and borrowings under our revolving line of credit reaching their lowest level, as of December 31 of each year.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Wisconsin, Nevada and Kentucky. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center or at points of export or import, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

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

The borrowings under our revolving credit facility typically peak during our third or fourth fiscal quarter, and reached a peak of $15.7 million in fiscal 2016.Our level of debt and the limitations imposed on us by our credit agreement could have important consequences for investors, including the following:

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

Our Class A common stock has ten votes per share, and our Class B common stock has one vote per share. Given the greater number of votes per share attributed to our Class A common stock, our Executive Chairman, Stephen L. Schlecht, who is our only Class A shareholder, beneficially owns shares representing approximately 67.3% of the voting power of our outstanding capital stock. As a result of our dual class ownership structure, Mr. Schlecht will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. Furthermore, Mr. Schlecht will continue to exert a significant degree of influence or actual control over matters requiring shareholder approval, even if he owns a number of Class A shares representing as few as approximately 10%

of the outstanding shares of our capital stock. Further, Mr. Schlecht owns shares representing approximately 36.7% of the economic interest of our outstanding capital stock and, together with our other executive officers, directors and their affiliates, owns shares representing approximately 45.0% of the economic interest and 71.6% of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, these shareholders will be able to control elections of directors, amendments of our articles of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class B common stock.

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

•	future sales by existing shareholders;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;
•	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in our board of directors or management;
•	sales of large blocks of our Class B common stock, including sales by our executive officers, directors and significant shareholders;
•	lawsuits threatened or filed against us;
•	changes in laws or regulations applicable to our business;
•	the expiration of contractual lock-up agreements;

•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	general economic conditions in the United States and abroad; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of January 29, 2017:

			Approximate
			Gross
			Square	Leased /
Location	Segment	Primary Use	Footage	Owned
Belleville, Wisconsin	Direct	Corporate headquarters and distribution center	220,000	Owned
Mt. Horeb, Wisconsin	Direct	Innovation center	24,000	Leased
Verona, Wisconsin	Direct	Returns center	30,000	Leased
Mt. Horeb, Wisconsin	Retail	Flagship store	8,000	Leased
Port Washington, Wisconsin	Retail	Store	9,000	Leased
Duluth, Minnesota	Retail	Store	17,000	Leased
Bloomington, Minnesota	Retail	Store	13,000	Leased
Fridley, Minnesota	Retail	Store	15,000	Leased
Ankeny, Iowa	Retail	Store	12,000	Leased
Sioux Falls, South Dakota	Retail	Store	9,000	Leased
Hoffman Estates, Illinois	Retail	Store	14,000	Leased
Downers Grove, Illinois	Retail	Store	14,000	Leased
Omaha, Nebraska	Retail	Store	21,000	Leased
LaCrosse, Wisconsin	Retail	Store	15,000	Leased
King of Prussia, Pennsylvania	Retail	Store	20,000	Leased
Manassas, Virginia	Retail	Store	15,000	Leased
Independence, Missouri	Retail	Store	15,000	Leased
Noblesville, Indiana	Retail	Store(1)	15,000	Leased
Burlington, Massachusetts	Retail	Store(2)	16,000	Leased
Macomb, Michigan	Retail	Store(2)	16,000	Leased
Warwick, Rhode Island	Retail	Store(2)	15,000	Leased
West Chester, Ohio	Retail	Store(2)	15,000	Leased
Pittsburgh, Pennsylvania	Retail	Store(2)	15,000	Leased
Belleville, Wisconsin	Direct/Retail	Outlet store and call center	16,000	Owned
Oshkosh, Wisconsin	Direct/Retail	Outlet store and call center	9,000	Leased

_____________________________

(1)	Opened March 2, 2017.
(2)	Leased to open new store.

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

Executive Officers of Duluth Holdings Inc.

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The information presented below is as of March 20, 2017.

Name	Age	Office
Stephen L. Schlecht	69

Mr. Schlecht is the founder of our Company and has served as Executive Chairman of the Board since February 2015. Mr. Schlecht has served on our board of directors since our founding in 1986. Mr. Schlecht previously served as our Chief Executive Officer from February 2003 to February 2015, as President from February 2003 to February 2012 and as President and Chief Executive Officer of GEMPLER’S, Inc., which he founded in 1986, until February 2003. Mr. Schlecht holds a B.S.B.A. degree and an M.B.A. from Northwestern University. Mr. Schlecht has over 46 years of experience in the direct marketing and retail industries and has extensive leadership experience and strategic vision.

Stephanie L. Pugliese	46

Ms. Pugliese has served as President of the Company since February 2012 and as Chief Executive Officer since February 2015. Ms. Pugliese has previously served as our Chief Operating Officer from February 2014 to February 2015, as our Senior Vice President and Chief Merchandising Officer from July 2010 to February 2012, and as our Vice President of Product Development from November 2008 to July 2010. Ms. Pugliese previously served as a senior executive in several positions with Lands’ End, Inc. from November 2005 to October 2008, including General Merchandising Manager of Women’s Apparel, Men’s Apparel, and the Home Division. She also previously held the position of Vice President of Merchandising at Ann Inc. from March 2000 to May 2003. Ms. Pugliese holds a B.A. degree in marketing from New York University Stern School of Business. Ms. Pugliese is a seasoned executive with over 25 years of experience in the retail apparel industry.

Mark M. DeOrio	62

Mr. DeOrio has been our Chief Financial Officer since August 2010. Mr. DeOrio has previously served as our Senior Vice President of Operations from August 2010 to January 2015. Mr. DeOrio previously held the positions of Chief Financial Officer and Vice President of Operations at eBags, Inc. from November 2004 to December 2009 and Vice President and Chief Financial Officer of Case Logic, Inc. from September 1996 to March 2004. Mr. DeOrio has held multiple senior financial positions during his 40 year career in the consumer products industry, including nine years with KPMG and four years at Huffy Bicycle Company as a divisional head of finance. Mr. DeOrio holds a B.B.A. degree in accounting from the University of Notre Dame, Mendoza School of Business and is a CPA (inactive).

Allen L. Dittrich	62

Mr. Dittrich has served as our Senior Vice President of Omnichannel Customer Experience and Operations since February 2015. He has previously served as Senior Vice President of Retail at Allen-Edmonds Shoe Corporation from November 2009 until February 2015 and Chief Executive Officer of Retail Associates Ltd. from February 2006 to October 2008. Mr. Dittrich has also previously served as Executive Vice President and Chief Operating Officer of Gander Mountain from 2003 to August 2005 and Chief Merchandising and Marketing Officer from April 1998 to 2003. Prior thereto, Mr. Dittrich served as a senior executive in several positions with the Department Store Division at Dayton Hudson where he was employed from 1977 to 1998, including Senior Vice President General Merchandising Manager Home and Cosmetics and Senior Vice President General Merchandising Manager of Men’s and Children’s. Mr. Dittrich also served on our advisory board for fiscal 2014. Mr. Dittrich holds a B.A. degree in Business Administration and Marketing from Winona State University. Mr. Dittrich has held multiple senior executive roles and has over 39 years of experience in the direct marketing and retail industries.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class B common stock is traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015. The following table sets forth the reported high and low sales prices of our Class B common stock as reported by the NASDAQ Global Select Market,  for the fiscal period indicated. On March 17, 2017, the last reported sale price of our Class B common stock was $18.85.

Fiscal 2016 quarter ended:	High	Low
January 29, 2017	$38.19	$22.58
October 30, 2016	31.79	24.23
July 31, 2016	27.21	21.13
May 1, 2016	25.65	14.00

Fiscal 2015 quarter ended:
January 31, 2016 (commencing November 20, 2015)	$18.23	$12.76

Our Class A common stock is neither listed nor traded on an exchange.

As of March 17, 2017, there were approximately six holders of record based upon data provided by our transfer agent, one of whom is the sole holder of our Class A common stock and five of whom are holders of our Class B common stock. The number of shareholders of record is based upon the actual number of shareholders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our Class B common stock began trading on November 20, 2015, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Prior to our initial public offering, as an “S” corporation, we distributed annually to our shareholders amounts sufficient to cover their tax liabilities, due to the income that flowed through the shareholders’ tax returns. Additional amounts were distributed from time to time to our shareholders at the discretion of the board of directors. During fiscal 2014, we paid distributions of $15.1 million to our shareholders. During fiscal 2015, we paid distributions of $60.1 million to our shareholders, which included $46.3 million for a portion of the estimated final distribution of $46.6 million (resulting from the termination of our “S” corporation status) and is 100% of the cumulative undistributed taxable earnings from the date of our formation through November 25, 2015.  During the first quarter of fiscal 2016, we paid the remaining balance of our final “S” corporation distribution, which resulted in a total final distribution of $46.6 million. The final “S” corporation distribution includes  an amount of income based on our results of operations for the full 2015 calendar year, which is our 2015 tax year, prorated from January 1, 2015 through the date of our conversion to a “C” corporation.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Stock Performance Graph

The following graph compares the cumulative total return to shareholders on Duluth Holdings Inc. Class B common stock from November 20, 2015, the first day our Class B common stock began trading on the NASDAQ Global Select Market, through January 27, 2017, the last day of fiscal 2016, for which trading occurred, with the NASDAQ Global Select Market Index and the NASDAQ Global Retail Index for the same period. The graph assumes an initial investment of $100 on November 20, 2015 in our Class B common stock, the NASDAQ Global Select Market and the NASDAQ Global Retail Index. The graph also assumes that the initial prices of our Class B common stock, the NASDAQ Global Select Market and the NASDAQ Global Retail Index on November 20, 2015 were the closing prices on that trading day.

$200.00
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
11/20/2015
1/29/2016
4/29/2016
7/29/2016
10/28/2016
1/27/2017
DLTH
NASDAQ Global Select Market
NASDAQ Global Retail Index

Company/Market/Peer Group	11/20/2015	1/29/2016	4/29/2016	7/29/2016	10/28/2016	1/27/2017
DLTH	$ 100.00	$ 120.95	$ 174.29	$ 181.68	$ 195.53	$ 168.28
NASDAQ Global Select Market	$ 100.00	$ 90.57	$ 93.68	$ 101.31	$ 101.89	$ 111.06
NASDAQ Global Retail Index	$ 100.00	$ 98.18	$ 103.51	$ 107.69	$ 102.99	$ 105.32

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands, except per share and number of stores data)
Consolidated Statements of Operations:
Net sales	$376,116	$304,157	$231,867	$163,089
Net income attributable to controlling interest	$21,315	$27,439	$23,647	$15,516
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,527	25,250	23,815	23,632
Net income per share attributable to controlling interest	$0.68	$1.09	$0.99	$0.66
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,249	25,978	24,002	23,703
Net income per share attributable to controlling interest	$0.66	$1.06	$0.99	$0.65
Pro forma net income information (Unaudited)(1):
Pro forma net income attributable to controlling interest		$17,267	$14,188	$9,310
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)		$0.68	$0.60	$0.39
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)		$0.66	$0.59	$0.39
Consolidated Balance Sheets:
Cash	$24,042	$37,873	$7,881	$7,500
Total assets	$155,967	$120,620	$70,949	$55,463
Total debt, including current portion	$777	$5,023	$5,683	$5,103
Working capital	$66,127	$73,700	$25,714	$22,035
Operating Data:
Number of stores(2)	16	9	6	4
Capital expenditures	$28,672	$7,306	$5,269	$3,952
EBITDA(3)	$39,946	$32,168	$26,269	$17,548
Adjusted EBITDA(3)	$41,170	$34,003	$26,661	$17,624

_____________________________

(1)

The unaudited pro forma net income information gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximate our statutory income tax rate, of 40%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to “C” corporation. The Company was a “C” corporation for the entire fiscal year ended January 29, 2017, therefore pro forma net income information is not applicable for this period.

(2)	Includes two outlet stores as of January 29, 2017 and January 31, 2016 and one outlet store as of February 1, 2015 and February 2, 2014.
(3)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Assess the Performance of Our Business and Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA” for our definition of Adjusted EBITDA and a  reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-GAAP financial measures.

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

The following discussion contains references to fiscal years 2016, 2015 and 2014, which refer to our fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015, respectively. Fiscal years 2016, 2015 and 2014 were 52-week periods.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 82.3% of our fiscal 2016 consolidated net sales. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 29, 2017, we operated 14 retail stores and two outlet stores. Net sales for our retail segment represented 17.7% of our fiscal 2016 consolidated net sales.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 28 consecutive quarters through January 29, 2017;
•	Net sales in fiscal 2016 increased by 23.7% over the prior year to $376.1 million;
•

Net income in fiscal 2016 decreased by 22.3% over the prior year to $21.3 million;  adjusted for income taxes, as if we had been a “C” corporation at a combined federal, state and local effective income tax rate of 40.0%, net income in fiscal 2016 increased by 23.4% over the prior pro forma net income;

•	Adjusted EBITDA in fiscal 2016 increased by 21.1% over the prior year to $41.2 million;
•	Our retail stores have achieved an average payback of less than two years.

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

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Direct sales are recognized upon customer receipt of the product, while retail sales are recognized at the point of sale. We also use net sales as one of the key financial metrics we measured against in determining our annual bonus compensation for our employees.

Comparable Store Sales

Comparable store sales are generally calculated based upon retail stores that were open at least twelve full fiscal months as of the end of the reporting period. Our outlet stores are not included in the comparable store sales calculations.

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over-period net sales in stores that have been open for twelve fiscal months or more. Some of our competitors and other retailers calculate comparable store sales differently than we do; as a result, our comparable store sales may not be comparable to similar data made available by other companies. We have excluded comparable store sales data from this Annual Report on Form 10-K due to the limited number of comparable retail stores as of January 29, 2017. Although retail store expansion is part of our growth strategy, we expect a majority percentage of our net sales to come from our direct segment for the foreseeable future.

Gross Profit

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or market reserves; inbound freight; and freight from our distribution centers to our retail stores. Depreciation and amortization is excluded from gross profit. The primary drivers of the costs of individual goods are raw material costs. We expect gross profit to increase to the extent that we successfully grow our net sales. Given the size of our direct segment sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset shipping and handling expense included in selling, general and administrative expenses. Declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense. Our gross profit may not be comparable to other retailers, as we do not include distribution network and store occupancy expenses in calculating gross profit, but instead we include them in selling, general and administrative expenses.

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

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are advertising, marketing, occupancy, depreciation, and payroll expenses. While we expect these expenses to increase as we continue to open new stores, increase brand awareness and grow our organization to support our growing business, we believe these expenses will decrease as a percentage of sales over time.

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure of operating performance, as it provides a clearer picture of operating results by excluding the effects of financing and investing activities by eliminating the effects of interest and depreciation costs and eliminating expenses that are not reflective of underlying business performance. We use Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business. Beginning with fiscal 2017, we  will use Adjusted EBITDA as one of the key financial metrics in determining our annual bonus compensation plan for our employees.

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

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
(in thousands)
Direct net sales	$309,674	$266,341	$208,909
Retail net sales	66,442	37,816	22,958
Net sales	376,116	304,157	231,867
Cost of goods sold (excluding depreciation and amortization)	161,970	130,636	100,877
Gross profit	214,146	173,521	130,990
Selling, general and administrative expenses	179,145	144,371	106,964
Operating income	35,001	29,150	24,026
Interest expense	194	306	341
Other income, net	247	181	422
Income before income taxes	35,054	29,025	24,107
Income tax expense	13,525	1,339	—
Net income	21,529	27,686	24,107
Less: Net income attributable to noncontrolling interest	214	247	460
Net income attributable to controlling interest	$21,315	$27,439	$23,647
Percentage of Net sales:
Direct net sales	82.3%	87.6%	90.1%
Retail net sales	17.7%	12.4%	9.9%
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	43.1%	43.0%	43.5%
Gross profit	56.9%	57.0%	56.5%
Selling, general and administrative expenses	47.6%	47.5%	46.1%
Operating income	9.3%	9.6%	10.4%
Interest expense	0.1%	0.1%	0.1%
Other income, net	0.1%	0.1%	0.2%
Income before income taxes	9.3%	9.5%	10.4%
Income tax expense	3.6%	0.4%	-%
Net income	5.7%	9.1%	10.4%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%	0.2%
Net income attributable to controlling interest	5.7%	9.0%	10.2%
Pro Forma Net Income Information(1):
Income attributable to controlling interest before provision for income taxes		$28,778	$23,647
Pro forma provision for income taxes		11,511	9,459
Pro forma net income attributable to controlling interest		$17,267	$14,188

_____________________________

(1)

The unaudited pro forma net income information for fiscal 2015 and fiscal 2014 presented gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximate our statutory income tax rate, of 40%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a  “C” corporation.

Fiscal 2016 Compared to Fiscal 2015

Net Sales

Net sales increased $72.0 million, or 23.7%, to $376.1 million in fiscal 2016 compared to $304.2 million in fiscal 2015, driven by gains in both direct and retail segments of $43.3 million, or 16.3%, and $28.6 million, or 75.7%, respectively, across all product categories. The direct net sales gains were primarily attributable to an increase in website sales. Our website visits increased 14.9% in fiscal 2016 compared to fiscal 2015. The $28.6 million increase in retail net sales was primarily attributable to the opening of seven new stores during fiscal 2016.

Gross Profit

Gross profit increased $40.6 million, or 23.4%, to $214.1 million in fiscal 2016 compared to $173.5 million in fiscal 2015. As a percentage of net sales, gross margin decreased 10 basis points to 56.9% of net sales in fiscal 2016 compared to 57.0% of net sales in fiscal 2015. The slight decrease in gross margin rate was primarily due to a highly promotional retail environment, particularly during our fiscal fourth quarter, which was partially offset by a product mix shift into higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $34.8 million, or 24.1%, to $179.1 million in fiscal 2016 compared to $144.4 million in fiscal 2015. Selling, general and administrative expenses as percentage of net sales increased 10 basis points to 47.6% in fiscal 2016, compared to 47.5% in fiscal 2015. The increase in selling, general and administrative expenses of $34.8 million was primarily attributable to increases of $13.3 million in advertising and marketing costs, $9.8 million in selling expenses and $11.7 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 50 basis points to 20.9% in fiscal 2016, compared to 21.4% in fiscal 2015. The 50 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to our planned decrease in catalog spend as a percentage of net sales, which was partially offset by an increase in our men’s television advertising.

As a percentage of net sales, selling expenses decreased 10 basis points to 13.9% in fiscal 2016, compared to 14.0% in fiscal 2015. The slight decrease in selling expenses as a percentage of net sales was primarily due a decrease of 40 basis points in shipping expenses due to leverage from the increase in retail net sales, coupled with a decrease of 10 basis points in distribution labor due to the effective utilization of our expanded Belleville distribution center versus the two third party logistics providers (“3PLs”). This was partially offset by an increase of 40 basis points in customer service expense due to the growth of retail.

As a percentage of net sales, general and administrative expenses increased 70 basis points to 12.8% in fiscal 2016, compared to 12.1% in fiscal 2015. The 70 basis point increase in general and administrative expenses as a percentage of net sales was primarily due to an increase of 80 basis points in rent expenses and related store opening costs due to the opening of seven new stores in fiscal 2016, an increase of 30 basis points in depreciation expense primarily due to the increase in stores and infrastructure and technology investments,  and an increase of 20 basis points in consulting expenses, which was partially offset by a decrease of 60 basis points in personnel cost primarily due to leverage from higher net sales. Fiscal 2015 includes a  $1.1 million payment related to a portion of the grantees’ tax liabilities associated with the grant of restricted stock awards. Excluding this $1.1 million payment, as percentage of net sales, general and administrative expenses increased 120 basis points.

Interest Expense

Interest expense decreased $0.1 million to $0.2 million in fiscal 2016 compared to $0.3 million in fiscal 2015. The decrease in interest expense was primarily due to lower outstanding balances during fiscal 2016 compared to fiscal 2015 on our revolving line of credit as a result of cash proceeds from our IPO in November 2015.

Provision for Income Taxes

Income tax expense was $13.5 million in fiscal 2016 compared to $1.3 million in fiscal 2015. The prior year $1.3 million income tax expense consisted of a $1.2 million one-time deferred tax expense recognized upon the conversion of the Company to a “C” corporation on November 25, 2015. Our effective tax rate related to controlling interest was 38.8% and 4.7% in fiscal 2016 and fiscal 2015, respectively. Prior to November 25, 2015, we had been classified as an “S” corporation for federal and state income tax purposes and therefore, we had not been subject to income taxes. Prior to that date, our shareholders had been subject to income tax on their distributive share of our earnings. In connection with our IPO, we converted to a “C” corporation. On a pro forma basis, if we had been taxed as a “C” corporation at an estimated 40% effective tax rate, income taxes would have increased $2.0 million, or 17.5%, to $13.5 million in fiscal 2016 from $11.5 million in fiscal 2015.

Net Income

Net income decreased $6.1 million, or 22.3%, to $21.3 million in fiscal 2016 compared to $27.4 million in fiscal 2015, primarily due to the factors discussed above. Applying a pro forma 40% “C” corporation effective tax rate to full year fiscal 2015, net income increased $4.0 million, or 23.4%, to $21.3 million in fiscal 2016 from pro forma net income of $17.3 million in fiscal 2015.

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

The $11.1 million increase in selling expense was primarily due to an increase in distribution labor as a result of increased net sales coupled with expenses incurred in the implementation of our warehouse management system and 3PL infrastructure to support the continued growth of our business and an increased in shipping expense due to increased net sales. As a percentage of net sales, selling expense increased 50 basis points to 14.0% in fiscal 2015 compared to 13.5% in fiscal 2014. The 50 basis point increase in selling expense as a percentage of net sales was primarily driven by an increase in distribution labor of 80 basis points as discussed above, partially offset by a decrease in shipping expense of 40 basis points due to favorable shipping rates, coupled with having our two 3PL’s closer to our customers, which reduced the cost of a delivered package.

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

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
(in thousands)
Net income	$21,529	$27,686	$24,107
Depreciation and amortization	4,698	2,837	1,821
Interest expense	194	306	341
Income tax expense	13,525	1,339	—
EBITDA	39,946	32,168	26,269
Non-cash stock based compensation	1,224	720	74
Payment of grantees' tax liabilities associated with grant of restricted stock awards	—	1,115	318
Adjusted EBITDA	$41,170	$34,003	$26,661

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $7.2 million, or 21.1%, to $41.2 million in fiscal 2016 compared to $34.0 million in fiscal 2015. As a percentage of net sales, Adjusted EBITDA decreased 30 basis points to 10.9% of net sales in fiscal 2016 compared to 11.2% of net sales in fiscal 2015.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $7.3 million, or 27.5%, to $34.0 million in fiscal 2015 compared to $26.7 million in fiscal 2014. As a percentage of net sales, Adjusted EBITDA decreased 30 basis points to 11.2% of net sales in fiscal 2015 compared to 11.5% of net sales in fiscal 2014.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities as well as cash on hand and a $40 million revolving line of credit as our primary sources of liquidity. Effective August 1, 2017, our revolving line of credit increases by $10 million allowing borrowings of up to $50.0 million through July 31, 2018. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $31.0 million to $35.0 million in fiscal 2017 on capital expenditures, including a total of approximately $23.0 million to $27.0 million for new retail store expansion. Specifically, we expect it will take approximately $2.0 million to $2.6 million in capital expenditures and starting inventory to open a new store, and we anticipate opening 10 to 12 stores in fiscal 2017. At January 29, 2017, our working capital was $66.1 million, which includes cash of $24.0 million. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year. During the first three quarters of our fiscal year, we utilize our revolving line of credit facility to finance these cash requirements.

We believe that our cash balance as of January 29, 2017, combined with cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
(in thousands)
Net cash provided by operating activities	$20,253	$14,214	$22,628
Net cash used in investing activities	(30,341)	(7,362)	(7,147)
Net cash provided by (used in) financing activities	(3,743)	23,140	(15,100)
Increase (Decrease) in cash	$(13,831)	$29,992	$381

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2016, net cash provided by operating activities was $20.3 million, which consisted of net income of $21.5 million, non-cash depreciation and amortization of $4.7 million, amortization of stock-based compensation of $1.2 million and deferred income taxes of $1.5 million, offset by cash used in operating assets and liabilities of $8.7 million. The cash used in operating assets and liabilities of $8.7 million primarily consisted of a  $14.4 million increase in inventory due to growth and supply of inventory for our new retail stores in the first quarter of fiscal 2017, coupled with a $3.0 million decrease in trade accounts payable, primarily due to timing of payments, which was partially offset by an increase in income taxes payable of $3.9 million, as a result of being a “C” corporation for the entire fiscal year,  and accrued expenses of $4.8 million,  primarily due increases in deferred revenue and unpaid purchases of property and equipment.

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

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new stores, information technology and enhancements for our distribution and corporate facilities, coupled with changes in restricted cash, which is related to our retail store leasing agreements.

For fiscal 2016, net cash used in investing activities was $30.3 million, primarily driven by capital expenditures of $28.7 million for the opening of seven new stores, expansion of our Belleville distribution center, and investments in information technology.

For fiscal 2015, net cash used in investing activities was $7.4 million, primarily driven by capital expenditures related to the opening of three new stores, coupled with the implementation of our warehouse management system.

For fiscal 2014, net cash used in investing activities was $7.1 million, primarily driven by capital expenditures of $5.3 million, due mainly to the opening of new corporate office facilities and two new stores, coupled with cash used of $1.8 million for the deconsolidation of Schlecht Enterprises.

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

For fiscal 2016, net cash used in financing activities was $3.7 million, primarily consisting of uses of $4.2 million payments on long-term debt, offset by proceeds of $0.7 million for capital contributions to variable interest entities.

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

Line of Credit

On October 7, 2016, we amended and restated our existing Amended and Restated Loan Agreement dated as of June 13, 2011, as amended (the “Amended and Restated Agreement”). The Amended and Restated Agreement provides for borrowing availability of up to $40.0 million from October 7, 2016 through July 31, 2017, up to $50.0 million from August 1, 2017 through July 31, 2018 and up to $60.0 million from August 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.0% at January 29, 2017). The Amended and Restated Agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits. As of and for the fiscal year ended January 29, 2017, we were in compliance with all financial and non-financial covenants.

Contractual Obligations

We enter into long term contractual obligations and commitments in the normal course of business. As of January 29, 2017, our contractual cash obligations were as follows:

	Maturing in:
			2018	2020	2022
			to	to	and
	Total	2017	2019	2021	after
(in thousands)
Debt(1)	$727	$727	$—	$—	$—
Capital lease obligations(2)	62	18	14	14	16
Operating leases(3)	57,163	4,338	9,792	9,469	33,564
Total	$57,952	$5,083	$9,806	$9,483	$33,580

_____________________________

(1)	Consists of a mortgage note.
(2)

The capital leases represent minimum lease payments, including imputed interest not reflected in the Consolidated Statements of Financial Position and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(3)

Our store leases generally have initial lease terms of 5-15 years and include renewal options on substantially the same terms and conditions as the original leases. Includes related party leases and build-to-suit lease obligations.

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

See Note 8 “Income Taxes,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Accordingly, we will adopt ASU 2014-09 on January 29, 2018, the first day of our first quarter for the fiscal year ending February 3, 2019, our fiscal year 2018. We expect to adopt ASU 2014-09 retrospectively with the cumulative effect of initially applying the update recognized at the date of the adoption along with additional disclosures. Our review is ongoing and we have not yet identified any material changes in the timing of revenue recognition. We continue to evaluate the new disclosure requirements of ASU 2014-09 on our consolidated financial statements.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2015-11 as of January 30, 2017, the first day of our fiscal year 2017 and do not anticipate a significant impact to our consolidated financial statements.

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

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02,  Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets, but recognize expenses on the income statements in a manner which is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We expect to early adopt ASU 2016-02 on January 29, 2018, the first day of our first quarter for the fiscal year ending February 3, 2019, our fiscal year 2018. We conduct our retail operations through leased stores and therefore, we expect the adoption of ASU 2016-02 to have a significant impact on our consolidated financial statements.

Statement of Cash Flows

In November 2016, the FASB issued Accounting Standards Update No. 2016-18,  Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for public entities with fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We expect to adopt ASU 2016-18 on January 29, 2018, the first day of our first quarter for the fiscal year ending February 3, 2019, our fiscal year 2018. We are evaluating the level of impact of adopting ASU 2016-18 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk Factors

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which bears interest at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.0% at January 29, 2017). As of January 29, 2017,  there was no balance outstanding under the revolving line of credit. Based on the average interest rate on the revolving line of credit during fiscal 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Duluth Holdings Inc.

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc. (a Wisconsin corporation) and subsidiary and affiliate (the Company) as of January 29 2017 and January 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duluth Holdings Inc. and subsidiary and affiliates as of January 29, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 22, 2017

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	January 29, 2017	January 31, 2016
ASSETS
Current Assets:
Cash	$24,042	$37,873
Accounts receivable	45	20
Other receivables	349	76
Inventory, less reserve for excess and obsolete items of $1,242 and $1,404, respectively	70,368	55,303
Prepaid expenses	4,860	3,683
Deferred catalog costs	1,582	1,435
Total current assets	101,246	98,390
Property and equipment, net	52,432	21,529
Restricted cash	1,435	—
Goodwill	402	402
Other assets, net	452	299
Total assets	$155,967	$120,620
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$9,330	$10,611
Accrued expenses and other current liabilities	19,822	12,049
Income taxes payable	5,225	1,308
Current maturities of long-term debt	742	722
Total current liabilities	35,119	24,690
Finance lease obligations under build-to-suit leases	3,349	—
Long-term debt, less current maturities	35	4,301
Deferred rent obligations, less current maturities	2,109	1,112
Deferred tax liabilities	1,567	31
Total liabilities	42,179	30,134
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of January 29, 2017 and January 31, 2016	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 and 3,364 shares issued and outstanding as of January 29, 2017 and January 31, 2016, respectively	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,012 and 28,952 shares issued and outstanding as of January 29, 2017 and January 31, 2016, respectively	—	—
Capital stock	86,446	85,389
Retained earnings	24,733	3,443
Accumulated other comprehensive loss	—	(27)
Total shareholders' equity of Duluth Holdings Inc.	111,179	88,805
Noncontrolling interest	2,609	1,681
Total shareholders' equity	113,788	90,486
Total liabilities and shareholders' equity	$155,967	$120,620

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Net sales	$376,116	$304,157	$231,867
Cost of goods sold (excluding depreciation and amortization)	161,970	130,636	100,877
Gross profit	214,146	173,521	130,990
Selling, general and administrative expenses	179,145	144,371	106,964
Operating income	35,001	29,150	24,026
Interest expense	194	306	341
Other income, net	247	181	422
Income before income taxes	35,054	29,025	24,107
Income tax expense	13,525	1,339	—
Net income	21,529	27,686	24,107
Less: Net income attributable to noncontrolling interest	214	247	460
Net income attributable to controlling interest	$21,315	$27,439	$23,647
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,527	25,250	23,815
Net income per share attributable to controlling interest	$0.68	$1.09	$0.99
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,249	25,978	24,002
Net income per share attributable to controlling interest	$0.66	$1.06	$0.99
Pro forma net income information (Unaudited) (Note 1):
Income attributable to controlling interest before provision for income taxes		$28,778	$23,647
Pro forma provision for income taxes		11,511	9,459
Pro forma net income attributable to controlling interest		$17,267	$14,188
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)		$0.68	$0.60
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)		$0.66	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Net income	$21,529	$27,686	$24,107
Other comprehensive income
Change in value of interest rate swap agreement	27	18	13
Comprehensive income	21,556	27,704	24,120
Comprehensive income attributable to noncontrolling interest	214	247	518
Comprehensive income attributable to controlling interest	$21,342	$27,457	$23,602

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

				Accumulated	Noncontrolling
				other	interest in	Total
	Capital stock		Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	earnings	loss	entities	equity
Balance at February 2, 2014	23,938	$728	$29,508	$—	$993	$31,229
Issuance of common stock	124	—	—	—	—	—
Amortization of stock-based compensation	—	74	—	—	—	74
Capital contributions	—	—	—	—	50	50
Distributions	—	—	(15,078)	—	(330)	(15,408)
Unrecognized gain (loss) on intercompany property transfer	—	—	(2,052)	—	2,052	—
Deconsolidation of Schlecht Enterprises, LLC	—	—	—	—	(1,803)	(1,803)
Net income	—	—	23,647	—	460	24,107
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	(45)	58	13
Balance at February 1, 2015	24,062	$802	$36,025	$(45)	$1,480	$38,262
Issuance of common stock	587	—	—	—	—	—
Issuance of common stock in initial public offering, net of costs	7,667	83,923	—	—	—	83,923
Amortization of stock-based compensation	—	664	56	—	—	720
Capital contributions	—	—	—	—	344	344
Distributions	—	—	(60,077)	—	(390)	(60,467)
Net income	—	—	27,439	—	247	27,686
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	18	—	18
Balance at January 31, 2016	32,316	$85,389	$3,443	$(27)	$1,681	$90,486
Issuance of common stock	60	—	—	—	—	—
Amortization of stock-based compensation	—	1,057	167	—	—	1,224
Capital contributions	—	—	—	—	744	744
Distributions	—	—	(192)	—	(30)	(222)
Net income	—	—	21,315	—	214	21,529
Other comprehensive income from change in value of interest rate swap agreement	—	—	—	27	—	27
Balance at January 29, 2017	32,376	$86,446	$24,733	$—	$2,609	$113,788

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Cash flows from operating activities:
Net income	$21,529	$27,686	$24,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,698	2,837	1,821
Amortization of stock-based compensation	1,224	720	74
Deferred income taxes	1,536	31	—
Loss on disposal of property and equipment	3	5	4
Changes in operating assets and liabilities:
Accounts receivable	(25)	(3)	(16)
Other receivables	(273)	(2)	393
Inventory	(14,446)	(13,623)	(10,554)
Prepaid expense	(1,177)	(967)	(1,214)
Deferred catalog costs	1,472	1,502	157
Trade accounts payable	(2,962)	(5,544)	4,239
Income taxes payable	3,917	1,308	—
Accrued expenses and deferred rent obligations	4,757	264	3,617
Net cash provided by operating activities	20,253	14,214	22,628
Cash flows from investing activities:
Purchases of property and equipment	(28,672)	(7,306)	(5,269)
Change in restricted cash	(1,435)	—	—
Purchases of other assets	(234)	(56)	(105)
Deconsolidation of Schlecht Enterprises, LLC	—	—	(1,773)
Net cash used in investing activities	(30,341)	(7,362)	(7,147)
Cash flows from financing activities:
Net proceeds from initial public offering	—	83,923	—
Proceeds from line of credit	25,385	102,862	56,615
Payments on line of credit	(25,385)	(103,462)	(56,015)
Proceeds from long term debt	—	47,100	632
Payments on long term debt	(4,226)	(46,899)	(927)
Payments on capital lease obligations	(20)	(261)	(47)
Payments on finance lease obligations under build-to-suit leases	(19)	—	—
Distributions to shareholders	(192)	(60,077)	(15,078)
Distributions to holders of noncontrolling interest in variable interest entities	(30)	(390)	(330)
Capital contributions to variable interest entities	744	344	50
Net cash provided by (used in) financing activities	(3,743)	23,140	(15,100)
Increase (Decrease) in cash	(13,831)	29,992	381
Cash at beginning of period	37,873	7,881	7,500
Cash at end of period	$24,042	$37,873	$7,881
Supplemental disclosure of cash flow information
Interest paid	$185	$301	$340
Income taxes paid	$6,698	$—	$—
Property and equipment acquired under capital leases	$—	$—	$323
Property and equipment acquired under build-to-suit leases	$3,369	$—	$—
Unpaid liability to acquire property and equipment	$3,485	$112	$—

During fiscal 2014, the Company deconsolidated the accounts of Schlecht Enterprises, LLC.  As a result, the Company recognized a decrease of $1.8 million to cash, a decrease of $1.8 million to noncontrolling interest in variable interest entities, and an increase of $0.03 million to accounts payable.

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of January 29, 2017, the Company operated 14 retail stores and two outlet stores across the Midwestern and Eastern United States. The Company’s products are marketed under the Duluth Trading Company brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

On November 25, 2015, the Company converted from an “S” corporation to a “C” corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code of 1986, as amended (the “Code”), and the Company completed its initial public offering (“IPO”). The Company issued and sold 7,666,667 shares of its Class B common stock, which includes 1,000,000 shares of Class B common stock issued pursuant to the underwriters’ option to purchase additional shares, at a price of $12.00 per share, less the underwriting discount. The Company received net proceeds of approximately $83.9 million after deducting the underwriting discount of $6.4 million and related fees and expenses of approximately $1.7 million. The Company used $46.6 million of the net proceeds from the IPO to pay the total final distribution of 100% of the cumulative undistributed taxable earnings to its then existing shareholders from the date of its formation through the date of termination of its “S” corporation status.

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2016, 2015 and 2014 ended on January 29, 2017, January 31, 2016, and February 1, 2015, respectively, and were all 52-week periods.

Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

Unaudited Pro Forma Net Income Information

For the year ended January 31, 2016 and February 1, 2015, the unaudited pro forma net income information gives effect to the conversion of the Company to a “C” corporation on November 25, 2015. Prior to such conversion, the Company was an “S” corporation and generally not subject to income taxes. The pro forma net income, therefore, includes an adjustment for income tax expense on the income attributable to controlling interest as if the Company had been a “C” corporation as of February 4, 2013 at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory rate for each period. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

For the year ended January 31, 2016 and February 1, 2015, the unaudited pro forma basic and diluted net income per share of Class A and Class B common stock is computed using the unaudited pro forma net income, as discussed above.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the parent, Duluth Holdings Inc., and its wholly-owned subsidiary, Duluth Trading Company, LLC. Effective October 3, 2016, Duluth Trading Company, LLC was dissolved and no longer consolidated, which did not impact the Company’s consolidated financial statements. The Company also consolidates Schlecht Retail Ventures LLC (“SRV”) as a variable interest entity (see Note 5 “Variable Interest Entities”). Prior to May 21, 2014, the Company consolidated Schlecht Enterprises, LLC (“SE”) as a variable interest entity. Effective May 21, 2014, SE was no longer considered a variable interest entity and was not consolidated after that date.

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold		Selling, General and Administrative Expenses
•	Direct cost of purchased merchandise	•	Payroll and payroll-related costs
•	Inventory shrinkage and inventory adjustments due to obsolescence	•	Third party logistics ("3PL")
•	Inbound freight	•	Occupancy expenses related to stores and operations at the Company's headquarters, including utilities
•	Freight from the Company's distribution centers to its stores	•	Depreciation and amortization
		•	Advertising expenses, including television and catalog
		•	Freight associated with shipping product to customers
		•	Consulting and professional fees

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

Catalog and advertising expenses were $78.5 million, $65.2 million and $49.4 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $24.3 million, $20.4 million and $16.3 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

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

Restricted Cash

The Company’s restricted cash is held in an escrow account and is used to pay some portion of the construction loans entered into by the third party landlords (the “Landlords”) in connection with some of the Company’s retail store leases. The restricted cash is disbursed based on the escrow agreement entered into by and among the Landlords, the Company and the escrow agent.

Significant Suppliers

The Company’s principal supplier of inventory accounted for 51%, 54% and 59% of total inventory expenditures in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The Company also had a second supplier that accounted for 21%, 17% and 16% of total inventory expenditures in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Inventory Valuation

Inventory, consisting of purchased product, is valued at the lower cost or market with cost determined under the first-in, first-out method.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment consist of the following:

	January 29, 2017	January 31, 2016
(in thousands)
Land and land improvements	$2,986	$1,107
Leasehold improvements	12,752	5,617
Buildings	16,178	8,991
Vehicles	177	98
Warehouse equipment	3,939	2,380
Office equipment and furniture	11,125	5,638
Computer equipment	2,509	1,779
Software	6,659	6,327
	56,325	31,937
Accumulated depreciation and amortization	(15,529)	(10,907)
	40,796	21,030
Construction in progress	11,636	499
Property and equipment, net	$52,432	$21,529

The Company recorded depreciation expense of $4.6 million, $2.8 million and $1.8 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The Company expenses all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

Property and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life. Depreciable lives by major classification are as follows:

	Years
Land improvements	15	-	40
Leasehold improvements	3	-	15
Buildings			39
Vehicles	5	-	10
Warehouse equipment	5	-	15
Office equipment and furniture	3	-	10
Computer equipment	3	-	5
Software		3

Build-to-Suit Lease

The Company may at times be involved in the construction of stores to be leased by the Company and, depending on the extent to which the Company is involved, the Company may be deemed the owner of the leased premises for accounting purposes during the store construction period. For leases that the Company is deemed the owner of the property during the construction period, upon commencement of the construction project, the Company is required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on the Company’s Consolidated Balance Sheets. Upon the completion of the construction project, the Company performs an analysis on the lease to determine if the Company qualifies for sale-leaseback treatment. For those qualifying leases, the finance lease obligation and the associated property and equipment are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense. If the lease does not qualify for sale-leaseback treatment, the finance lease obligation is amortized over the lease term based on the rent payments in the lease agreement and the associated property and equipment are depreciated over the estimated useful life.

As of January 29, 2017, the Company capitalized $6.6 million in property and equipment and $0.01 million in accumulated depreciation and recorded a $3.3 million non-current liability related to build-to-suit lease transactions in which the Company is considered the owner for accounting purposes. The Company did not have any build-to-suit lease transactions as of January 31, 2016.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Total goodwill is reported in the Company’s direct segment. Management performed a qualitative assessment of goodwill as of December 31, 2016, 2015 and 2014, and determined that it was more likely than not that the fair value of the Company was greater than its carrying amount; as such, no further evaluation of goodwill was deemed necessary. No impairment was recognized for the years ended January 29, 2017, January 31, 2016 or February 1, 2015.

Other Assets

Other assets include loan origination fees, trade names and other non-current assets which are amortized over their estimated useful lives ranging from three to fifteen years. Other assets also include security deposits required by certain of the Company’s lease agreements and prepaid expenses which are not expected to be amortized within the next 12 months. Amortization expense was $0.1 million for each fiscal 2016, fiscal 2015 and fiscal 2014. Accumulated amortization was $0.2 million at both January 29, 2017 and January 31, 2016.

Scheduled future amortization of amortizable other assets are as follows as of January 29, 2017:

Fiscal year
(in thousands)
2017	$55
2018	20
2019	17
2020	12
2021	12
Thereafter	67
$183

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

For fiscal 2016, fiscal 2015 and fiscal 2014, management did not identify any events or changes in circumstances that indicated the potential impairment of long-lived assets.

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

Store Opening Costs

Store opening costs are expensed as incurred and are included in selling, general and administrative expenses.

Stock-Based Compensation

In connection with the IPO, the Company adopted the 2015 Equity Incentive Plan of Duluth Holdings Inc. (“2015 Plan”), which provides compensation alternatives such as stock options, shares, restricted stock, restricted stock units, deferred stock

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

and performance share units, using or based on the Company’s Class B common stock. At the time of adoption, the Company reserved 1,614,631 shares of Class B common stock for the issuance of awards under the 2015 Plan. On the first day of the first four fiscal years following the IPO, the number of shares reserved for future issuance under the 2015 Plan will increase by 1.25% of the number of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year. On January 30, 2017, the number of Class B common stock available for future issuance under the 2015 Plan was 2,340,132 shares.

The Company accounts for its stock-based compensation plan in accordance with ASC Topic 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award. Restricted stock issued to board members generally vests over a period of one year. Restricted stock issued to key employees and executives typically vests over a period of two to five years based on the terms for each individual award. The fair value of the restricted stock is determined based on the market value of the Company’s Class B common stock on the grant date. Restricted stock forfeitures are recognized as incurred.

For restricted stock awards granted prior to the Company’s IPO, the fair value of the Company’s Class B common stock was calculated by an independent third party and was estimated by taking the average of the results of applying discounted cash flow and market comparable analyses. This value was then discounted due to the lack of marketability and liquidity of the restricted stock.

Total stock compensation expense associated with restricted stock recognized by the Company was $1.2 million, $0.7 million and $0.07 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following is a summary of the activity in the Company’s non-vested restricted stock during the years ended January 29, 2017, January, 31, 2016, and February, 1, 2015:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at February 2, 2014	123,354	$0.76
Granted	123,354	2.58
Outstanding at February 1, 2015	246,708	1.67
Granted	587,769	3.78
Vested	(38,124)	3.35
Outstanding at January 31, 2016	796,353	3.15
Granted	59,814	23.41
Vested	(61,455)	7.52
Outstanding at January 29, 2017	794,712	$4.34

At January 29, 2017, the Company had unrecognized compensation expense of $2.0 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years.

Taxes Collected from Customers

The Company presents all non-income government-assessed taxes (sales, use and value-added taxes) collected from its customers and remitted to governmental agencies on a net basis (excluded from revenue) in its consolidated financial statements.

Other Comprehensive Income or Loss

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2016, fiscal 2015 and fiscal 2014, other comprehensive income or loss consists of changes in the fair value of the Company’s interest rate swap agreements.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”),  defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

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

3.  DEBT AND LINES OF CREDIT

Debt consists of the following:

	January 29, 2017	January 31, 2016
(in thousands)
Mortgage Note due March 2017	$—	$3,203
Mortgage Note due May 2019	—	527
SRV Mortgage Note due September 2017	727	767
SRV Mortgage Note due August 2016	—	456
Capitalized lease obligations	50	70
	$777	$5,023
Less: current maturities	(742)	(722)
Long-term debt	$35	$4,301

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

SRV entered into a mortgage note (“SRV 2016 Note”) with an original balance of $0.5 million. The SRV 2016 Note expired in August 2016 and required monthly payments of $3,400, including interest at 4.5%, with a final balloon payment due in August 2016. On August 5, 2016, SRV paid off the remaining SRV 2016 Note in the amount of $0.4 million.

Lines of Credit

On October 7, 2016, the Company amended and restated its existing Amended and Restated Loan Agreement dated as of June 13, 2011, as amended (the “Amended and Restated Agreement”). The Amended and Restated Agreement provides for borrowing availability of up to $40.0 million from October 7, 2016 through July 31, 2017, up to $50.0 million from August 1, 2017 through July 31, 2018, and up to $60.0 million from August 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.0% at January 29, 2017). The Amended and Restated Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits.

SRV had available a $0.6 million revolving line of credit from a bank which bore interest, payable monthly, at a rate equal to the one-month LIBOR rate plus 1.5 percentage points. SRV had outstanding borrowings of $0.6 million on the revolving line of credit at February 1, 2015. The outstanding balance was paid in full and the agreement terminated in February 2015.

As of January 29, 2017 and for the fiscal year then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

Future principal maturities of all debt including capital leases are as follows as of January 29, 2017:

Fiscal year
(in thousands)
2017	$742
2018	6
2019	6
2020	6
2021	6
Thereafter	11
$777

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 29, 2017	January 31, 2016
(in thousands)
Salaries and benefits	$3,885	$3,649
Deferred revenue	5,590	2,744
Freight	1,574	2,089
Product returns	1,088	1,244
Catalog costs	556	—
Unpaid purchases of property & equipment	3,485	112
Other	3,644	2,211
Total accrued expenses and other current liabilities	$19,822	$12,049

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

5.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of January 29, 2017 and January 31, 2016, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

The consolidated balance sheets include the following amounts as a result of the consolidation of SRV:

	January 29, 2017	January 31, 2016
(in thousands)
Cash	$139	$92
Other receivables	9	9
Property and equipment, net	3,248	2,823
Other assets, net	5	11
Total assets	$3,401	$2,935

Other current liabilities	$792	$527
Long-term debt	—	727
Noncontrolling interest in VIE	2,609	1,681
Total liabilities and shareholders' equity	$3,401	$2,935

The real property owned by SRV is collateral for SRV’s 2017 Note, see (Note 3 “Debt and Lines of Credit”).

The Company does not consolidate Schlecht Port Washington LLC (“SPW”) as the Company is not the primary beneficiary.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

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

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$21,315	$27,439	$23,647
Denominator - weighted average shares (Class A and Class B)
Basic	31,527	25,250	23,815
Dilutive shares	722	728	187
Diluted	32,249	25,978	24,002
Earnings per share (Class A and Class B)
Basic	$0.68	$1.09	$0.99
Diluted	$0.66	$1.06	$0.99

7.  SEGMENT REPORTING

The Company has two operating segments, which are also its reportable segments: direct and retail. The direct segment includes revenues from the Company’s website and catalogs. The retail segment includes revenues from the Company’s retail and outlet stores. These two operating segments are components of the Company for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance of the segments.

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

Net sales by product is not presented because providing the information is impracticable. Net sales outside of the United States were insignificant. Variable allocations of assets are not made for segment reporting. The Company does not have any assets outside of the United States.

Segment information is presented in the following tables:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
(in thousands)
Net sales
Direct	$309,674	$266,341	$208,909
Retail	66,442	37,816	22,958
Total net sales	$376,116	$304,157	$231,867
Operating income
Direct	$24,458	$21,031	$19,500
Retail	10,543	8,119	4,526
Total operating income	35,001	29,150	24,026
Interest expense	194	306	341
Other income, net	247	181	422
Income before income taxes	$35,054	$29,025	$24,107

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Segment total assets

	January 29, 2017	January 31, 2016
(in thousands)
Direct	$115,239	$106,733
Retail	40,728	13,887
Total assets at period end	$155,967	$120,620

Segment depreciation and amortization

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
(in thousands)
Direct	$2,763	$1,786	$1,138
Retail	1,935	1,051	683
Total depreciation and amortization	$4,698	$2,837	$1,821

Segment capital expenditures

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
(in thousands)
Direct	$13,307	$3,550	$2,613
Retail	15,365	3,756	2,656
Total capital expenditures	$28,672	$7,306	$5,269

8.  INCOME TAXES

On November 25, 2015, the Company’s “S” corporation status terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

The components of income tax expense were as follows:

	Fiscal Year Ended

	January 29, 2017	January 31, 2016
(in thousands)
Current:
Federal	$10,009	$1,114
State	1,980	194
	11,989	1,308
Deferred:
Federal	1,496	100
State	40	(69)
	1,536	31
Total income tax expense	$13,525	$1,339

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

A  reconciliation of income tax expense to the amount computed at the federal statutory rate were as follows:

	Fiscal Year Ended

	January 29, 2017		January 31, 2016
(in thousands)
Federal taxes at statutory rate	$12,194	35.0%	$10,073	35.0%
Tax effect of earnings not subject to federal income tax due to "S" corporation status	—	—%	(8,952)	(31.1)%
State and local income taxes, net of federal benefit	1,315	3.8%	124	0.4%
Impact of change in tax status	—	—%	94	0.3%
Other	16	0.1%	—	—%
Total income tax expense	$13,525	38.9%	$1,339	4.6%

As a result of the conversion to a “C” corporation, the Company recorded an increase in net deferred tax liabilities of $0.1 million and a one-time deferred tax expense of $0.1 million during the fourth quarter of fiscal 2015.

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	January 29, 2017	January 31, 2016
(in thousands)
Deferred tax assets:
Returns allowance	$424	$485
Uniform capitalization	754	597
Inventory	484	548
Deferred rent	902	479
Accruals	2,128	975
Advance payments	267	—
Total deferred tax assets	4,959	3,084

Deferred tax liabilities:
Property and equipment	5,130	1,283
Stock-based compensation	227	686
Prepaid expenses	1,069	1,026
Goodwill and intangibles	100	120
Total deferred tax liabilities	6,526	3,115
Net deferred tax liabilities	$1,567	$31

Uncertain Tax Positions

As of January 29, 2017 and January 31, 2016, there were no material unrecognized tax benefits. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no amounts recorded as tax expense for interest or penalties for the years ended January 29, 2017, January 31, 2016, and February 1, 2015.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax years beginning January 1, 2013, and state tax returns for tax years beginning January 1, 2012, are open for examination.

9.  LEASES

The Company is party to non-cancellable operating leases. Store leases generally have initial lease terms ranging from five to fifteen years with renewal options on substantially the same terms and conditions as the original leases.

The Company leases retail space in Port Washington, Wisconsin from SPW, an entity that is owned by the majority shareholder of the Company. The lease expires in December 2023 and is accounted for as an operating lease. The Company has the option to renew the lease for one additional five-year period under substantially the same terms. The lease provides for base monthly payments of $10,600 beginning in October 2013 and effective January 2015, monthly payments increase by 2%

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

annually. As of January 29, 2017, the base monthly payment was $11,300. Rental expense was $0.1 million for fiscal 2016, fiscal 2015 and fiscal 2014.

Future minimum lease payments under the non-cancellable operating leases are as follows as of January 29, 2017:

	Related
Fiscal year	party	Other	Total
(in thousands)
2017	$131	$4,207	$4,338
2018	145	4,799	4,944
2019	147	4,701	4,848
2020	144	4,618	4,762
2021	146	4,561	4,707
Thereafter	289	33,275	33,564
Total future minimum lease payments	$1,002	$56,161	$57,163

Total rent expense under non-cancellable operating leases was  $3.5 million, $1.7 million and $1.2 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

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

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2016, 2015 and 2014.

The Company’s total expenses under the Plan were $0.6 million, $0.5 million and $0.4 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2016
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per common share)
Net sales	$68,632	100.0%	$65,823	100.0%	$67,008	100.0%	$174,653	100.0%
Gross profit	39,691	57.8%	38,922	59.1%	38,748	57.8%	96,785	55.4%
Operating income	5,341	7.8%	5,986	9.1%	819	1.2%	22,855	13.1%
Net income attributable to controlling interest	3,241	4.7%	3,619	5.5%	462	0.7%	13,993	8.0%
Basic earnings per common share attributable to controlling interest (Class A and Class B)	0.10		0.11		0.01		0.44
Diluted earnings per common share attributable to controlling interest (Class A and Class B)	0.10		0.11		0.01		0.43

	Fiscal 2015
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per common share)
Net sales	$56,807	100.0%	$51,677	100.0%	$55,296	100.0%	$140,377	100.0%
Gross profit	32,663	57.5%	30,462	58.9%	31,604	57.2%	78,792	56.1%
Operating income	2,754	4.8%	5,755	11.1%	1,646	3.0%	18,995	13.5%
Net income attributable to controlling interest	2,691	4.7%	5,699	11.0%	1,509	2.7%	17,540	12.5%
Basic earnings per common share attributable to controlling interest (Class A and Class B)	0.11		0.24		0.06		0.59
Diluted earnings per common share attributable to controlling interest (Class A and Class B)	0.11		0.24		0.06		0.58

14.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt ASU 2015-11 as of January 30, 2017, the first day of the Company’s fiscal year 2017 and does not anticipate a significant impact to the Company’s consolidated financial statements.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to improve the accounting for share-based payment transactions. ASU 2016-09 changes certain aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The provisions of ASU 2016-09 are effective for public entities with fiscal years beginning after December 15, 2016, and interim

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

periods within those years, early adoption is permitted. The Company adopted ASU 2016-09 as of May 1, 2016 and there was no significant impact to the Company’s consolidated financial statements.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, an allocation of valuation allowances between current and noncurrent deferred tax assets is not required, because the allowances will be classified as noncurrent. The provisions of ASU 2015-17 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-17 as of January 31, 2016 and has reported deferred tax assets and liabilities as noncurrent on the balance sheet.

Recently Issued Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt ASU 2014-09 on January 29, 2018, the first day of the Company’s first quarter for the fiscal year ending February 3, 2019, the Company’s fiscal year 2018. The Company expects to adopt ASU 2014-09 retrospectively with the cumulative effect of initially applying the update recognized at the date of the adoption along with additional disclosures. The Company’s review is ongoing and the Company has not yet identified any material changes in the timing of revenue recognition. The Company continues to evaluate the new disclosure requirements of ASU 2014-09 on its consolidated financial statements.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets (right-of-use asset and lease liability), but recognize expenses on the income statements in a manner which is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company expects to early adopt ASU 2016-02 on January 29, 2018, the first day of the Company’s first quarter for the fiscal year ending February 3, 2019, the Company’s fiscal year 2018.  The Company conducts its retail operations through leased stores and therefore, the Company expects the adoption of ASU 2016-02 to have a significant impact on its consolidated financial statements.

Statement of Cash Flows

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for public entities with fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company expects to adopt ASU 2016-18 on January 29, 2018, the first day of the Company’s first quarter for the fiscal year ending February 3, 2019, the Company’s fiscal year 2018. The Company is evaluating the level of impact of adopting ASU 2016-18 will have on the Company’s consolidated financial statements.

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 29, 2017, January 31, 2016 and February 1, 2015

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended January 29, 2017	$1,404	$(162)	$—	$—	$1,242
Year ended January 31, 2016	1,290	114	—	—	1,404
Year ended February 1, 2015	743	547	—	—	1,290

Product returns reserve
Year ended January 29, 2017	$1,244	$(156)	$—	$—	$1,088
Year ended January 31, 2016	961	283	—	—	1,244
Year ended February 1, 2015	909	52	—	—	961

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. Based on the evaluation of our disclosure controls and procedures as of January 29, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of January 29, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. Management has concluded that as of January 29, 2017, its internal control over financial reporting is effective based on the criteria set forth in the COSO Report.

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

Information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 annual meeting of shareholders to be held on July 18, 2017 (the "Proxy Statement"). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about May 26, 2017.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have posted the code of business conduct and ethics on our website at http://ir.duluthtrading.com under the tab “Corporate Governance—Documents & Charters—Code of Business Conduct and Ethics.” We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waiver of, any provisions of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and our directors by posting such information to our website.

Our code of business conduct and ethics is available in print for any shareholder who requests it by writing to: Secretary, Duluth Holdings Inc., 170 Countryside Drive, Belleville, Wisconsin, 53508. We are not including the information available on or through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of Duluth Holdings Inc.” as of March 20, 2017 of this Annual Report on Form 10-K.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Audit Committee Report.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements and Financial Statement Schedule

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

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated as part of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DULUTH HOLDINGS INC.

By:	/s/ Stephanie L. Pugliese
Stephanie L. Pugliese
President and Chief Executive Officer

DATE: March 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Stephanie L. Pugliese Stephanie L. Pugliese	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 22, 2017
/s/ Mark M. DeOrio Mark M. DeOrio	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2017

Directors: Stephen L. Schlecht, E. David Coolidge III, Francesca M. Edwardson, William E. Ferry, Thomas G. Folliard, David C. Finch, C. Roger Lewis, and Brenda I. Morris.

By:	/s/ Stephanie L. Pugliese	March 22, 2017
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

10.11+	Summary of Outside Director Compensation Program, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.
10.12+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
10.13+

Form of Restricted Stock Agreement for non-employee directors under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.14

Lease between Schlecht Retail Ventures LLC and Duluth Holdings Inc., dated September 12, 2014 (100 First Street, Mt. Horeb, Wisconsin), incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.15

Commercial Lease between Schlecht Retail Ventures LLC and Duluth Holdings Inc., dated February 14, 2010 (100 West Main Street, Mt. Horeb, Wisconsin), incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.16

Retail Space Lease between LDC-728 Milwaukee, LLC and Duluth Holdings Inc., dated January 23, 2012 (108 North Franklin Street, Port Washington, Wisconsin), incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.17

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

10.20+	Annual Incentive Plan, incorporated by reference to Exhibit 10.33 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 13, 2015.
10.21+	Form of Restricted Stock Agreement for executives under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 1, 2016.
10.22

Second Amended and Restated Loan Agreement, dated October 7, 2016, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 7, 2016.

10.23

Fifth Amended and Restated Revolving Note, dated October 7, 2016, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc. incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated October 7, 2016.

10.24

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