Form 10-Q
period 2017-04-30
DULUTH HOLDINGS INC.
filed 2017-06-07
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of June 5, 2017, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock,  no par value, as of June 5, 2017,  was 29,090,197.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED April 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	April 30, 2017	January 29, 2017
ASSETS
Current Assets:
Cash	$13,584	$24,042
Accounts receivable	31	45
Other receivables	1,100	349
Inventory, less reserve for excess and obsolete items of $1,596 and $1,242, respectively	75,716	70,368
Prepaid expenses	5,060	4,860
Deferred catalog costs	382	1,582
Total current assets	95,873	101,246
Property and equipment, net	62,480	52,432
Restricted cash	768	1,435
Goodwill	402	402
Other assets, net	467	452
Total assets	$159,990	$155,967
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$10,662	$9,330
Accrued expenses and other current liabilities	19,869	19,822
Income taxes payable	5,478	5,225
Current maturities of long-term debt	728	742
Total current liabilities	36,737	35,119
Finance lease obligations under build-to-suit leases	4,772	3,349
Long-term debt, less current maturities	34	35
Deferred rent obligations, less current maturities	2,106	2,109
Deferred tax liabilities	1,545	1,567
Total liabilities	45,194	42,179
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of April 30, 2017 and January 29, 2017	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of April 30, 2017 and January 29, 2017	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,078 and 29,012 shares issued and outstanding as of April 30, 2017 and January 29, 2017, respectively	—	—
Capital stock	86,770	86,446
Retained earnings	25,088	24,733
Total shareholders' equity of Duluth Holdings Inc.	111,858	111,179
Noncontrolling interest	2,938	2,609
Total shareholders' equity	114,796	113,788
Total liabilities and shareholders' equity	$159,990	$155,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	April 30, 2017	May 1, 2016
Net sales	$83,687	$68,632
Cost of goods sold (excluding depreciation and amortization)	35,044	28,941
Gross profit	48,643	39,691
Selling, general and administrative expenses	47,894	34,350
Operating income	749	5,341
Interest expense	166	38
Other income, net	57	70
Income before income taxes	640	5,373
Income tax expense	225	2,061
Net income	415	3,312
Less: Net income attributable to noncontrolling interest	60	71
Net income attributable to controlling interest	$355	$3,241
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,822	31,520
Net income per share attributable to controlling interest	$0.01	$0.10
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,320	32,253
Net income per share attributable to controlling interest	$0.01	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	April 30, 2017	May 1, 2016
Net Income	$415	$3,312
Other comprehensive income:
Change in value of interest rate swap agreement	—	6
Comprehensive income	415	3,318
Comprehensive income attributable to noncontrolling interest	60	71
Comprehensive income attributable to controlling interest	$355	$3,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

				Noncontrolling
				interest in	Total
	Capital stock		Retained	variable interest	shareholders'
	Shares	Amount	earnings	entity	equity
Balance at January 29, 2017	32,376	$86,446	$24,733	$2,609	$113,788
Issuance of common stock	73	—	—	—	—
Restricted stock forfeitures	(7)	—	—	—	—
Amortization of stock-based compensation	—	324	—	—	324
Capital contributions	—	—	—	269	269
Distributions	—	—	—	—	—
Net income	—	—	355	60	415
Balance at April 30, 2017	32,442	$86,770	$25,088	$2,938	$114,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	April 30, 2017	May 1, 2016
Cash flows from operating activities:
Net income	$415	$3,312
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,552	869
Amortization of stock-based compensation	324	280
Deferred income taxes	(22)	(24)
Changes in operating assets and liabilities:
Accounts receivable	14	(25)
Other receivables	(751)	(398)
Inventory	(4,453)	(2,786)
Prepaid expense	189	151
Deferred catalog costs	1,449	1,781
Trade accounts payable	188	(4,574)
Income taxes payable	253	657
Accrued expenses and deferred rent obligations	(2,702)	(3,072)
Net cash used in operating activities	(3,544)	(3,829)
Cash flows from investing activities:
Purchases of property and equipment	(8,327)	(3,476)
Change in restricted cash	667	—
Purchases of other assets	(27)	—
Net cash used in investing activities	(7,687)	(3,476)
Cash flows from financing activities:
Payments on long term debt	(10)	(68)
Payments on capital lease obligations	(5)	(5)
Distributions to shareholders	—	(192)
Proceeds from finance lease obligations	512	—
Capital contributions to variable interest entity	269	—
Other	7	—
Net cash provided by (used in) financing activities	773	(265)
Decrease in cash	(10,458)	(7,570)
Cash at beginning of period	24,042	37,873
Cash at end of period	$13,584	$30,303
Supplemental disclosure of cash flow information
Interest paid	$140	$38
Income taxes paid	$—	$1,310
Property and equipment acquired under build-to-suit leases	$903	$—
Unpaid liability to acquire property and equipment	$2,350	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of April 30, 2017, the Company operated 18 retail stores and two outlet stores across the Midwestern and Eastern United States. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2017 is a 52-week period and ends on January 28, 2018.  Fiscal 2016 was a 52-week period and ended on January 29, 2017. The three months of fiscal 2017 and fiscal 2016 represent the Company’s 13-week periods ended April 30, 2017 and May 1, 2016, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended April 30, 2017 and May 1, 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended April 30, 2017 and May 1, 2016. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2017.

C.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

D.    Restricted Cash

The Company’s restricted cash is held in escrow accounts and is used to pay a portion of the construction loans entered into by third party landlords (the “Landlords”) in connection with the Company’s retail store leases. The restricted cash is disbursed based on the escrow agreements entered into by and among the Landlords, the Company and the escrow agent.

E.    Build-to-Suit Lease

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of April 30, 2017, the Company capitalized $9.6 million in property and equipment and $0.04 million in accumulated depreciation and recorded a $4.8 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes. As of January 29, 2017, the Company capitalized $6.6 million in property and equipment and $0.01 million in accumulated depreciation and recorded a $3.3 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes.

2.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	April 30, 2017	January 29, 2017
(in thousands)
SRV Mortgage Note due September 2017	$717	$727
Capitalized lease obligations	45	50
	$762	$777
Less: current maturities	(728)	(742)
Long-term debt	$34	$35

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

Line of Credit

On October 7, 2016, the Company amended and restated its Amended and Restated Loan Agreement dated as of June 13, 2011, as amended (the “Amended and Restated Agreement”). The Amended and Restated Agreement provides for borrowing availability of up to $40.0 million from October 7, 2016 through July 31, 2017, up to $50.0 million from August 1, 2017 through July 31, 2018, and up to $60.0 million from August 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.2%  at  April 30, 2017). The Amended and Restated Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits.

As of April 30, 2017 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consists of the following:

	April 30, 2017	January 29, 2017
(in thousands)
Salaries and benefits	$1,250	$3,885
Deferred revenue	4,845	5,590
Freight	2,143	1,574
Product returns	514	1,088
Catalog costs	—	556
Unpaid purchases of property & equipment	2,350	3,485
Accrued advertising	5,888	1,060
Other	2,879	2,584
Total accrued expenses and other current liabilities	$19,869	$19,822

4.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of April 30, 2017 and January 29, 2017, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of April 30, 2017 and January 29, 2017:

	April 30, 2017	January 29, 2017
(in thousands)
Cash	$167	$139
Other receivables	10	9
Property and equipment, net	3,533	3,248
Other assets, net	2	5
Total assets	$3,712	$3,401

Other current liabilities	$774	$792
Noncontrolling interest in VIE	2,938	2,609
Total liabilities and shareholders' equity	$3,712	$3,401

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

	Three Months Ended
	April 30, 2017	May 1, 2016
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$355	$3,241
Denominator - weighted average shares (Class A and Class B)
Basic	31,822	31,520
Dilutive shares	498	733
Diluted	32,320	32,253
Earnings per share (Class A and Class B)
Basic	$0.01	$0.10
Diluted	$0.01	$0.10

6.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.3 million for both the three months ended April 30, 2017 and May 1, 2016. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the three months ended April 30, 2017 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 29, 2017	794,712	$4.34
Granted	72,706	19.48
Vested	(246,708)	2.06
Forfeited	(6,841)	22.66
Outstanding at April 30, 2017	613,869	$6.84

At April 30, 2017, the Company had unrecognized compensation expense of $2.9 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.0 years.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 30, 2017	January 29, 2017
(in thousands)
Land and land improvements	$3,055	$2,986
Leasehold improvements	15,522	12,752
Buildings	18,576	16,178
Vehicles	177	177
Warehouse equipment	4,179	3,939
Office equipment and furniture	14,172	11,125
Computer equipment	2,721	2,509
Software	6,849	6,659
	65,251	56,325
Accumulated depreciation and amortization	(17,061)	(15,529)
	48,190	40,796
Construction in progress	14,290	11,636
Property and equipment, net	$62,480	$52,432

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is presented in the following tables:

	Three Months Ended
	April 30, 2017	May 1, 2016
(in thousands)
Net sales
Direct	$63,775	$60,325
Retail	19,912	8,307
Total net sales	$83,687	$68,632
Operating income
Direct	$(157)	$4,191
Retail	906	1,150
Total operating income	749	5,341
Interest expense	166	38
Other income, net	57	70
Income before income taxes	$640	$5,373

Segment total assets

	April 30, 2017	January 29, 2017
(in thousands)
Direct	$108,245	$115,239
Retail	51,745	40,728
Total assets at period end	$159,990	$155,967

9.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 39% for both the three months ended April 30, 2017, and May 1, 2017. The income from SRV was excluded from the calculation of the Company’s effective tax rate, as SRV is an “S” corporation and not subject to income taxes.

10.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-11 as of January 30, 2017, the first day of the Company’s fiscal year 2017 and there was no significant impact to the Company’s consolidated financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 (“2016 Form 10-K”).

The three months of fiscal 2017 and fiscal 2016 represent our 13-week periods ended April 30, 2017 and May 1, 2016, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc. and its subsidiary and affiliates on a consolidated basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017, which factors are incorporated by reference herein. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 76.2% and 87.9% of our consolidated net sales for the three months ended April 30, 2017 and May 1, 2016. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of April 30, 2017, we operated 18 retail stores and two outlet stores. Net sales for our retail segment represented 23.8% and 12.1% of consolidated net sales for the three months ended April 30, 2017 and May 1, 2016.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 29 consecutive quarters through April 30, 2017;
•	Net sales in fiscal 2017 first quarter increased by 21.9% over the prior year first quarter to $83.7 million;
•	Net income in fiscal 2017 first quarter decreased by 89.0% over the prior year first quarter to $0.4 million;
•	Adjusted EBITDA in fiscal 2017 first quarter decreased by 59.1% over the prior year first quarter to $2.7 million; and

•	Our retail stores have achieved an average payback of less than two years.

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

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Direct sales are recognized upon customer receipt of the product, while retail sales are recognized at the point of sale. We also use net sales as one of the key financial metrics we measure against in determining our annual bonus compensation for our employees.

Comparable Store Sales

Comparable store sales are generally calculated based upon retail stores that were open at least twelve full fiscal months as of the end of the reporting period. Our outlet stores are not included in the comparable store sales calculations.

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over-period net sales in stores that have been open for twelve fiscal months or more. Some of our competitors and other retailers calculate comparable store sales differently than we do; as a result, our comparable store sales may not be comparable to similar data made available by other companies. We have excluded comparable store sales data from this Form 10-Q due to the limited number of comparable retail stores as of April 30, 2017. Although retail store expansion is part of our growth strategy, we expect a majority of our net sales to come from our direct segment for the foreseeable future.

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

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure of operating performance, as it provides a clearer picture of operating results by excluding the effects of financing and investing activities by eliminating the effects of interest and depreciation costs and eliminating expenses that are not reflective of underlying business performance. We use Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business. We also use Adjusted EBITDA as one of the key financial metrics we measure against in determining our annual bonus compensation for our employees.

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

	Three Months Ended
	April 30, 2017	May 1, 2016
(in thousands)
Direct net sales	$63,775	$60,325
Retail net sales	19,912	8,307
Net sales	83,687	68,632
Cost of goods sold (excluding depreciation and amortization)	35,044	28,941
Gross profit	48,643	39,691
Selling, general and administrative expenses	47,894	34,350
Operating income	749	5,341
Interest expense	166	38
Other income, net	57	70
Income before income taxes	640	5,373
Income tax expense	225	2,061
Net income	415	3,312
Less: Net income attributable to noncontrolling interest	60	71
Net income attributable to controlling interest	$355	$3,241
Percentage of Net sales:
Direct net sales	76.2%	87.9%
Retail net sales	23.8%	12.1%
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	41.9%	42.2%
Gross profit	58.1%	57.8%
Selling, general and administrative expenses	57.2%	50.0%
Operating income	0.9%	7.8%
Interest expense	0.2%	0.1%
Other income, net	0.1%	0.1%
Income before income taxes	0.8%	7.8%
Income tax expense	0.3%	3.0%
Net income	0.5%	4.8%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%
Net income attributable to controlling interest	0.4%	4.7%

Three Months Ended April 30, 2017 Compared to Three Months Ended May 1, 2016

Net Sales

Net sales increased  $15.1 million, or 21.9%, to $83.7 million in the three months ended April 30, 2017 compared to $68.6 million in the three months ended May 1, 2016, driven by gains in both direct and retail segments of $3.5 million, or 5.7%, and $11.6 million, or 139.7%, respectively, with gains achieved across the majority of product categories. Our website visits increased 16.5% in the three months ended April 30, 2017 compared to the three months ended May 1, 2016.  The increase in retail net sales was primarily due to having 11 more stores during the three months ended April 30, 2017 as compared to the three months ended May 1, 2016.

Gross Profit

Gross profit increased $9.0 million, or 22.6%, to $48.6 million in the three months ended April 30, 2017 compared to $39.7 million in  the three months ended May  1, 2016. As a percentage of net sales, gross margin increased 30 basis points to

58.1% of net sales in the three months ended April 30, 2017, compared to 57.8% of net sales in the three months ended May 1, 2016. The increase in gross profit was primarily driven by an increase in net sales as discussed above. The increase in gross margin rate reflected a strong product margin, due to product mix coupled with strategic promotions, which was partially offset by a decline in shipping revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.5 million, or 39.4%, to $47.9 million in the three months ended April 30, 2017 compared to $34.4 million in the three months ended May 1, 2016.  Selling, general and administrative expenses as a percentage of net sales increased 720 basis points to 57.2% in the three months ended April 30, 2017, compared to 50.0% in the three months ended May 1, 2016.  The increase in selling, general and administrative expenses was  attributable to an increase of $5.9 million in advertising and marketing costs, $4.9 million in general and administrative expenses and $2.7 million in selling expenses.

As a percentage of net sales, advertising and marketing costs increased 320 basis points to 25.2% in the three months ended April 30, 2017, compared to 22.0% in the three months ended May 1, 2016.  The 320 basis point increase in advertising and marketing costs as a percentage of net sales was primarily attributable to launching our women’s television advertising campaign in the first quarter of fiscal 2017, as compared to the second quarter of fiscal 2016.

As a percentage of net sales, general and administrative expenses increased 320 basis points to 17.4% in the three months ended April 30, 2017, compared to 14.2% in the three months ended May 1, 2016. The 320 basis point increase was primarily attributable to an increase of 210 basis points in rent expense and related store opening costs, an increase of 60 basis points in depreciation and an increase of 30 basis points in personnel expense as a result of increase in headcount to support the growth of our business. In the three months ended April 30, 2017, we opened four new stores compared to none in the prior-year three months ended May 1, 2016.

As a percentage of net sales, selling expenses increased 80 basis points to 14.6% in the three months ended April 30, 2017, compared to 13.8% in the three months ended May 1, 2016, primarily due to an increase of 140 basis points in customer service due to growth in retail, offset by a decrease of 50 basis points in shipping expenses due to leverage from increase in retail net sales.

Interest Expense

Interest expense was $0.2 million in the three months ended April 30, 2017, compared to $0.04 million in the three months ended May 1, 2016. The increase in interest expense was primarily attributable to our build-to-suit retail stores.

Provision for Income Taxes

Income tax expense was $0.2 million in the three months ended April 30, 2017, compared to $2.1 million in the three months ended May 1, 2016. Our effective tax rate related to controlling interest was 39%, for both the three months ended April 30, 2017 and May 1, 2016.

Net Income

Net income decreased $2.9 million, or 89.0%, to $0.4 million in the three months ended April 30, 2017, compared to $3.2 million in the three months ended May 1, 2016, primarily due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	April 30, 2017	May 1, 2016
(in thousands)
Net income	$415	$3,312
Depreciation and amortization	1,552	869
Interest expense	166	38
Income tax expense	225	2,061
EBITDA	$2,358	$6,280
Non-cash stock based compensation	324	280
Adjusted EBITDA	$2,682	$6,560

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $3.9 million, or 59.1%, to $2.7 million in the three months ended April 30, 2017 compared to $6.6 million in the three months ended May 1, 2016. As a percentage of net sales, Adjusted EBITDA decreased 640 basis points to 3.2% of net sales in the three months ended April 30, 2017 compared to 9.6% of net sales in the three months ended May 1, 2016.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities as well as cash on hand and a $40.0 million revolving line of credit as our primary sources of liquidity. Effective August 1, 2017, our revolving line of credit increases by $10.0 million allowing borrowings of up to $50.0 million through July 31, 2018. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $31.0 million to $35.0 million in fiscal 2017 on capital expenditures, including a total of approximately $23.0 million to $27.0 million for new retail store expansion. We expect it will take approximately $2.0 million to $2.6 million in capital expenditures and starting inventory to open a new store. At April 30, 2017, our net working capital was $59.1 million, including $13.6 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash balance as of April 30, 2017, combined with cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	April 30, 2017	May 1, 2016
(in thousands)
Net cash used in operating activities	$(3,544)	$(3,829)
Net cash used in investing activities	(7,687)	(3,476)
Net cash provided by (used in) financing activities	773	(265)
Decrease in cash	$(10,458)	$(7,570)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the three months ended April 30, 2017 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2017 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the three months ended April 30, 2017, net cash used in operating activities was $3.5 million, which consisted of net income of $0.4 million, non-cash depreciation and amortization of $1.6 million and stock based compensation of $0.3 million, offset by cash used in operating assets and liabilities of $5.8 million. The cash used in operating assets and liabilities of $5.8 million primarily consisted of $4.5 million increase in inventory, primarily due to sales increase and building up of inventory for the opening of new retail stores during fiscal 2017, which was partially offset by decreases in deferred catalog costs and accrued expenses of $1.4 million and $2.7 million, respectively, primarily due to timing.

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

For the three months ended April 30, 2017, net cash used in investing activities was $7.7 million and was primarily driven by capital expenditures of $8.3 million for the opening of four new retail stores, which was partially offset by a change in restricted cash of $0.7 million.

For the three months ended May 1, 2016, net cash used in investing activities was $3.5 million and was primarily driven by capital expenditures of $1.4 million for the expansion of our Belleville distribution center and $1.7 million for our two new retail stores, which are expected to open during our fiscal second quarter.

Net Cash Provided by (used in) Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to the individuals and entities that were our shareholders prior to our IPO and holders of noncontrolling interest in variable interest entity, proceeds from finance lease obligations and capital contributions to Schlecht Retail Ventures LLC.

For the three months ended April 30, 2017, net cash provided by financing activities was $0.8  million, primarily consisting of proceeds of $0.5 million from our finance lease obligations in connection with our build-to-suit lease transactions and $0.3 million for capital contributions to SRV.

For the three months ended May 1, 2016, net cash used in financing activities was $0.3 million, primarily consisting of the final $0.2 million distributions to our then shareholders due to our “S” corporation status prior to our IPO and $0.1 million payments on long-term debt.

Line of Credit

On October 7, 2016, we amended and restated our Amended and Restated Loan Agreement dated as of June 13, 2011, as amended (the “Amended and Restated Agreement”). The Amended and Restated Agreement provides for borrowing availability of up to $40.0 million from October 7, 2016 through July 31, 2017, up to $50.0 million from August 1, 2017 through July 31, 2018 and up to $60.0 million from August 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.2% at April 30, 2017). The Amended and Restated Agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits. As of April 30, 2017 and for the three months then ended, we were in compliance with all financial and non-financial covenants, and we expect to be in compliance with all financial and non-financial covenants for the remainder of fiscal 2017.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2015-11 as of January 30, 2017, the first day of our fiscal year 2017 and there was no significant impact to our consolidated financial statements.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, an allocation of valuation allowances between current and noncurrent deferred tax assets is not required, because the allowances will be classified as noncurrent. The provisions of ASU 2015-17 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2015-17 as of January 31, 2016 and have reported deferred tax assets and liabilities as noncurrent on the consolidated balance sheets.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to improve the accounting for share-based payment transactions. ASU 2016-09 changes certain aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The provisions of ASU 2016-09 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those years, early adoption is permitted. We adopted ASU 2016-09 as of May 1, 2016 and there was no significant impact to our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Risk Factors

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which bears interest at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.2% at April 30, 2017). As of April 30, 2017, no balance was outstanding under the revolving line of credit. As of April 30, 2017, the undrawn borrowing availability under the revolving line of credit was $40.0 million. Based on the average interest rate on the revolving line of credit during the first three months of fiscal 2017, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended April 30, 2017, which were not registered under the Securities Act.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2017
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