Form 10-Q
period 2017-07-30
DULUTH HOLDINGS INC.
filed 2017-09-06
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2017

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of September 1, 2017, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock,  no par value, as of September 1, 2017,  was 29,094,597.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED July 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	July 30, 2017	January 29, 2017
ASSETS
Current Assets:
Cash	$1,411	$24,042
Accounts receivable	34	45
Other receivables	419	349
Inventory, less reserve for excess and obsolete items of $2,212 and $1,242, respectively	84,734	70,368
Prepaid expenses	8,034	4,860
Deferred catalog costs	1,468	1,582
Total current assets	96,100	101,246
Property and equipment, net	75,746	52,432
Restricted cash	2,469	1,435
Goodwill	402	402
Other assets, net (see Note 11)	6,980	452
Total assets	$181,697	$155,967
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$17,836	$9,330
Accrued expenses and other current liabilities	17,239	19,822
Income taxes payable	301	5,225
Bank overdrafts	2,350	—
Current maturities of long-term debt	81	742
Total current liabilities	37,807	35,119
Long-term line of credit	11,943	—
Finance lease obligations under build-to-suit leases	6,770	3,349
Long-term debt, less current maturities	1,466	35
Deferred rent obligations, less current maturities	2,595	2,109
Deferred tax liabilities	1,149	1,567
Total liabilities	61,730	42,179
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of July 30, 2017 and January 29, 2017	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of July 30, 2017 and January 29, 2017	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,106 and 29,012 shares issued and outstanding as of July 30, 2017 and January 29, 2017, respectively	—	—
Capital stock	87,063	86,446
Retained earnings	29,372	24,733
Total shareholders' equity of Duluth Holdings Inc.	116,435	111,179
Noncontrolling interest	3,532	2,609
Total shareholders' equity	119,967	113,788
Total liabilities and shareholders' equity	$181,697	$155,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net sales	$86,226	$65,823	$169,913	$134,455
Cost of goods sold (excluding depreciation and amortization)	37,303	26,901	72,347	55,842
Gross profit	48,923	38,922	97,566	78,613
Selling, general and administrative expenses	41,534	32,936	89,428	67,286
Operating income	7,389	5,986	8,138	11,327
Interest expense	372	37	538	75
Other income, net	45	60	102	130
Income before income taxes	7,062	6,009	7,702	11,382
Income tax expense	2,709	2,325	2,934	4,386
Net income	4,353	3,684	4,768	6,996
Less: Net income attributable to noncontrolling interest	69	65	129	136
Net income attributable to controlling interest	$4,284	$3,619	$4,639	$6,860
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,828	31,520	31,825	31,520
Net income per share attributable to controlling interest	$0.13	$0.11	$0.15	$0.22
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,318	32,263	32,344	32,265
Net income per share attributable to controlling interest	$0.13	$0.11	$0.14	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net Income	$4,353	$3,684	$4,768	$6,996
Other comprehensive income:
Change in value of interest rate swap agreement	—	6	—	12
Comprehensive income	4,353	3,690	4,768	7,008
Comprehensive income attributable to noncontrolling interest	69	65	129	136
Comprehensive income attributable to controlling interest	$4,284	$3,625	$4,639	$6,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

				Noncontrolling
				interest in	Total
	Capital stock		Retained	variable interest	shareholders'
	Shares	Amount	earnings	entity	equity
Balance at January 29, 2017	32,376	$86,446	$24,733	$2,609	$113,788
Issuance of common stock	102	—	—	—	—
Restricted stock forfeitures	(8)	—	—	—	—
Amortization of stock-based compensation	—	617	—	—	617
Capital contributions	—	—	—	794	794
Net income	—	—	4,639	129	4,768
Balance at July 30, 2017	32,470	$87,063	$29,372	$3,532	$119,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	July 30, 2017	July 31, 2016
Cash flows from operating activities:
Net income	$4,768	$6,996
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,280	1,951
Amortization of stock-based compensation	617	615
Deferred income taxes	(418)	(228)
Changes in operating assets and liabilities:
Accounts receivable	11	(24)
Other receivables	(70)	(325)
Inventory	(12,879)	(10,855)
Prepaid expense	(2,749)	(12)
Deferred catalog costs	1,050	1,067
Trade accounts payable	6,641	5,641
Income taxes payable	(4,924)	(994)
Accrued expenses and deferred rent obligations	(7,495)	(2,760)
Net cash (used in) provided by operating activities	(12,168)	1,072
Cash flows from investing activities:
Purchases of property and equipment	(20,054)	(14,513)
Change in other assets	(6,495)	—
Change in restricted cash	(1,034)	(774)
Purchases of other assets	(68)	(20)
Net cash used in investing activities	(27,651)	(15,307)
Cash flows from financing activities:
Proceeds from line of credit	17,395	—
Payments on line of credit	(5,452)	—
Proceeds from long term debt	800	—
Payments on long term debt	(20)	(135)
Payments on capital lease obligations	(10)	(9)
Change in bank overdrafts	2,350	—
Distributions to shareholders	—	(192)
Proceeds from finance lease obligations	1,310	—
Capital contributions to variable interest entity	794	—
Other	21	—
Net cash provided by (used in) financing activities	17,188	(336)
Decrease in cash	(22,631)	(14,571)
Cash at beginning of period	24,042	37,873
Cash at end of period	$1,411	$23,302
Supplemental disclosure of cash flow information
Interest paid	$472	$75
Income taxes paid	$8,340	$5,544
Supplemental disclosure of non-cash information
Property and equipment acquired under build-to-suit leases	$2,090	$83
Unpaid liability to acquire property and equipment	$4,411	$1,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of July 30, 2017, the Company operated 20 retail stores and three outlet stores across the Midwestern and Eastern United States. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2017 is a 52-week period and ends on January 28, 2018.  Fiscal 2016 was a 52-week period and ended on January 29, 2017. The three and six months of fiscal 2017 and fiscal 2016 represent the Company’s 13 and 26-week periods ended July 30, 2017 and July 31, 2016, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended July 30, 2017 and July 31, 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended July 30, 2017 and July 31, 2016. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2017.

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

E.    Build-to-Suit Lease

The Company may at times be involved in the construction of stores  to be leased by the Company and, depending on the extent to which the Company is involved, the Company may be deemed the owner of the leased premises for accounting purposes during the store construction period. The Company’s headquarters lease, see Note 11 “Subsequent Events,” is treated as a build-to-suit lease transaction for accounting purposes during the construction period. For leases that the Company is

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

deemed the owner of the property during the construction period, upon commencement of the construction project, the Company is required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on the Company’s Condensed Consolidated Balance Sheets. Upon the completion of the construction project, the Company performs an analysis on the lease to determine if the Company qualifies for sale-leaseback treatment. For those qualifying leases, the finance lease obligation and the associated property and equipment are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense. If the lease does not qualify for sale-leaseback treatment, the finance lease obligation is amortized over the lease term based on the rent payments in the lease agreement and the associated property and equipment are depreciated over the estimated useful life.

As of July 30, 2017, the Company capitalized $13.8 million in property and equipment and $0.1 million in accumulated depreciation and recorded a $6.8 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes. As of January 29, 2017, the Company capitalized $6.6 million in property and equipment and $0.01 million in accumulated depreciation and recorded a $3.3 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes.

2.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	July 30, 2017	January 29, 2017
(in thousands)
SRV Mortgage Term A Note	$707	$727
SRV Mortgage Term B Note	800	—
Line of credit	11,943	—
Capitalized lease obligations	40	50
	$13,490	$777
Less: current maturities	(81)	(742)
Long-term debt	$13,409	$35

Schlecht Retail Ventures LLC

SRV entered into a mortgage note (“SRV Term A Note”) with an original balance of $0.8 million. The SRV Term A Note was scheduled to mature in  September 2017 and required monthly payments of $3,300 plus interest at 3.1%, with a final balloon payment due in September 2017. On July 20,  2017, SRV refinanced the SRV Term A Note, which extended the maturity date to September 2022, with a final balloon payment in September 2022, and changed the interest rate to 3.69%. The required monthly payments of $3,300 did not change.

On July 20, 2017, SRV entered into a mortgage note (“SRV Term B Note”) with an original balance of $0.8 million. The SRV Term B Note matures in September 2022 and requires monthly payments of $3,300 plus interest at 3.69%, with a final balloon payment in September 2022.

The SRV Term A Note and SRV Term B Note are guaranteed by the Company’s majority shareholder and collateralized by certain real property owned by SRV in Mt. Horeb, Wisconsin.

Line of Credit

The Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”) provides for borrowing availability of up to $40.0 million from October 7, 2016 through July 31, 2017, up to $50.0 million from August 1, 2017 through July 31, 2018, and up to $60.0 million from August 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.3% at July 30, 2017). The Amended and Restated Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits.

As of July 30, 2017 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 30, 2017	January 29, 2017
(in thousands)
Salaries and benefits	$1,955	$3,885
Deferred revenue	4,906	5,590
Freight	1,085	1,574
Product returns	409	1,088
Catalog costs	558	556
Unpaid purchases of property & equipment	4,411	3,485
Accrued advertising	1,163	1,060
Other	2,752	2,584
Total accrued expenses and other current liabilities	$17,239	$19,822

4.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of July 30, 2017 and January 29, 2017, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of July 30, 2017 and January 29, 2017:

	July 30, 2017	January 29, 2017
(in thousands)
Cash	$1,238	$139
Other receivables	11	9
Property and equipment, net	3,973	3,248
Other assets, net	6	5
Total assets	$5,228	$3,401

Other current liabilities	$263	$792
Long-term debt	1,433	—
Noncontrolling interest in VIE	3,532	2,609
Total liabilities and shareholders' equity	$5,228	$3,401

The Company does not consolidate the developer of the Company’s future headquarters as the Company is not the primary beneficiary, see Note 11 “Subsequent Events.”

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

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$4,284	$3,619	$4,639	$6,860
Denominator - weighted average shares (Class A and Class B)
Basic	31,828	31,520	31,825	31,520
Dilutive shares	490	743	519	745
Diluted	32,318	32,263	32,344	32,265
Earnings per share (Class A and Class B)
Basic	$0.13	$0.11	$0.15	$0.22
Diluted	$0.13	$0.11	$0.14	$0.21

6.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company during the three and six months ended July 30, 2017 was $0.3 million and $0.6 million, respectively, and during the three and six months ended July 31, 2016 was $0.3 million and $0.6 million, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the six months ended July 30, 2017 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 29, 2017	794,712	$4.34
Granted	102,363	19.51
Vested	(246,708)	2.06
Forfeited	(8,289)	22.32
Outstanding at July 30, 2017	642,078	$7.40

At July 30, 2017, the Company had unrecognized compensation expense of $2.9 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 30, 2017	January 29, 2017
(in thousands)
Land and land improvements	$3,055	$2,986
Leasehold improvements	16,774	12,752
Buildings	23,735	16,178
Vehicles	177	177
Warehouse equipment	4,301	3,939
Office equipment and furniture	16,226	11,125
Computer equipment	2,909	2,509
Software	6,849	6,659
	74,026	56,325
Accumulated depreciation and amortization	(18,761)	(15,529)
	55,265	40,796
Construction in progress	20,481	11,636
Property and equipment, net	$75,746	$52,432

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

Income tax expense, and corporate expenses, which include but are not limited to: human resources, legal, finance, information technology, design and other corporate-related expenses are included in the Company’s direct segment. Interest expense, depreciation and amortization, and property and equipment expenditures,  are recognized in each segment. Advertising expenses are generally included in the Company’s direct segment, except for specific store advertising, which is included in the Company’s retail segment.

Net sales by product is not presented because providing the information is impracticable. Net sales outside of the United States were insignificant. Variable allocations of assets are not made for segment reporting. The Company does not have any assets outside of the United States.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is presented in the following tables:

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
(in thousands)
Net sales
Direct	$57,667	$53,841	$121,442	$114,166
Retail	28,559	11,982	48,471	20,289
Total net sales	$86,226	$65,823	$169,913	$134,455
Operating income
Direct	$3,125	$4,587	$2,968	$8,778
Retail	4,264	1,399	5,170	2,549
Total operating income	7,389	5,986	8,138	11,327
Interest expense	372	37	538	75
Other income, net	45	60	102	130
Income before income taxes	$7,062	$6,009	$7,702	$11,382

Segment total assets

	July 30, 2017	January 29, 2017
(in thousands)
Direct	$116,914	$115,239
Retail	64,783	40,728
Total assets at period end	$181,697	$155,967

9.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 39% for both the three and six months ended July 30, 2017, and July 31, 2016. The income from SRV was excluded from the calculation of the Company’s effective tax rate, as SRV is an “S” corporation and not subject to income taxes.

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

11.    SUBSEQUENT EVENTS

The Company evaluated its July 30, 2017 unaudited condensed consolidated financial statements for subsequent events through September 6, 2017, the date the unaudited condensed consolidated financial statements were available to be issued.

On August 18, 2017, the Company entered into a lease agreement for the construction of the Company’s headquarters in Mt. Horeb, Wisconsin (the “HQ Lease”). The HQ Lease is for an initial term of 30 years and is expected to begin on November 1, 2018, with annual lease payments of $1.8 million, increasing at 2.0% each year, through the first 20 years, then beginning in year 21, the annual lease payments reset to $1.3 million, increasing at 2.0% each year until the end of the lease term, with a renewal option to extend for up to two terms of ten years each. The Company is treating the HQ Lease as a build-to-suit lease transaction for accounting purposes during the construction period. The construction completion date of the Company’s headquarters is expected on or before November 1, 2018.

In conjunction with the HQ Lease discussed above, the Company entered into an agreement to purchase a $6.4 million investment in a note (the “Note”) with an interest rate of 4.95% and a 20-year term from a financial services firm through a private placement sale. The Note was issued from the developer of the Company’s planned headquarters in Mt. Horeb, Wisconsin. During the first 13 months of the Note, beginning October 15, 2017, the Company expects to receive interest only payments. From November 15, 2018 through the maturity date of the Note on October 15, 2038, the Company expects to receive principal and interest payments. As of July 30, 2017, the cash available for purchase of the Note was advanced to the developer to begin construction on the Company’s headquarters and is recorded in other assets, net on the Company’s condensed consolidated balance sheet. The Company expects the transaction to close by the end of September 30, 2017. At closing, the Company plans to record the $6.4 million Note as an available-for-sale security on the Company’s balance sheet.

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

The three and six months of fiscal 2017 and fiscal 2016 represent our 13 and 26-week periods ended July 30, 2017 and July 31, 2016, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc. and its subsidiary on a consolidated basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2016 Form 10-K, which factors are incorporated by reference herein. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 66.9% and 71.5% of our consolidated net sales for the three and six months ended July 31, 2017, respectively, and  81.8% and 84.9% of our consolidated net sales for the three and six months ended July 30, 2016, respectively. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of July 30, 2017, we operated 20 retail stores and three outlet stores. Net sales for our retail segment represented 33.1% and 28.5% of consolidated  net sales for the three and six months ended July 30, 2017, respectively, and 18.2% and 15.1% of consolidated net sales for the three and six months ended July 31, 2016, respectively.

We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck NakedTM underwear, Fire Hose® work pants, and No-Yank® Tank, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a heritage in workwear that transcends tradesmen and appeals to a broad demographic for everyday and on-the-job use.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 30 consecutive quarters through July 30, 2017;
•

Net sales in fiscal 2017 second quarter increased by 31.0%  over the prior year second quarter to $86.2 million and net sales in the first six months of fiscal 2017 increased by 26.4% over the first six months of the prior year to $169.9 million;

•

Net income in fiscal 2017 second quarter increased by 18.4% over the prior year second quarter to $4.3 million and net income in the first six months of fiscal 2017 decreased by 32.4% over the first six months of the prior year to $4.6 million;

•

Adjusted EBITDA in fiscal 2017 second quarter increased by 26.7% over the prior year second quarter to $9.5 million and adjusted EBITDA in the first six months of fiscal 2017 decreased by 13.4% over the first six months of the prior year to $12.1 million; and

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

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Direct sales are recognized upon customer receipt of the product, while retail sales are recognized at the point of sale. We also use net sales as one of the key financial metrics in determining our annual bonus compensation for our employees.

Comparable Store Sales

Comparable store sales are generally calculated based upon retail stores that were open at least twelve full fiscal months as of the end of the reporting period. Our outlet stores are not included in the comparable store sales calculations.

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over-period net sales in stores that have been open for twelve fiscal months or more. Some of our competitors and other retailers calculate comparable store sales differently than we do; as a result, our comparable store sales may not be comparable to similar data made available by other companies. We have excluded comparable store sales data from this Form 10-Q due to the limited number of comparable retail stores as of July 30, 2017. Although retail store expansion is part of our growth strategy, we expect a majority of our net sales to come from our direct segment for the foreseeable future.

Gross Profit

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves; inbound freight; and freight from our distribution centers to our retail stores. The primary drivers of the costs of individual goods are raw material costs. We expect gross profit to increase to the extent that we successfully grow our net sales. Given the size of our direct segment sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset shipping and handling expense included in selling, general and administrative expenses. Declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense. Our gross profit may not be comparable to other retailers, as we do not include distribution network and store occupancy expenses in calculating gross profit, but instead we include them in selling, general and administrative expenses.

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

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure of operating performance, as it provides a clearer picture of operating results by excluding the effects of financing and investing activities by eliminating the effects of interest and depreciation costs and eliminating expenses that are not reflective of underlying business performance. We use Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business. We also use Adjusted EBITDA as one of the key financial metrics in determining our annual bonus compensation for our employees.

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

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
(in thousands)
Direct net sales	$57,667	$53,841	$121,442	$114,166
Retail net sales	28,559	11,982	48,471	20,289
Net sales	86,226	65,823	169,913	134,455
Cost of goods sold (excluding depreciation and amortization)	37,303	26,901	72,347	55,842
Gross profit	48,923	38,922	97,566	78,613
Selling, general and administrative expenses	41,534	32,936	89,428	67,286
Operating income	7,389	5,986	8,138	11,327
Interest expense	372	37	538	75
Other income, net	45	60	102	130
Income before income taxes	7,062	6,009	7,702	11,382
Income tax expense	2,709	2,325	2,934	4,386
Net income	4,353	3,684	4,768	6,996
Less: Net income attributable to noncontrolling interest	69	65	129	136
Net income attributable to controlling interest	$4,284	$3,619	$4,639	$6,860
Percentage of Net sales:
Direct net sales	66.9%	81.8%	71.5%	84.9%
Retail net sales	33.1%	18.2%	28.5%	15.1%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	43.3%	40.9%	42.6%	41.5%
Gross profit	56.7%	59.1%	57.4%	58.5%
Selling, general and administrative expenses	48.2%	50.0%	52.6%	50.0%
Operating income	8.6%	9.1%	4.8%	8.4%
Interest expense	0.4%	0.1%	0.3%	0.1%
Other income, net	0.1%	0.1%	0.1%	0.1%
Income before income taxes	8.2%	9.1%	4.5%	8.5%
Income tax expense	3.1%	3.5%	1.7%	3.3%
Net income	5.0%	5.6%	2.8%	5.2%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%	0.1%	0.1%
Net income attributable to controlling interest	5.0%	5.5%	2.7%	5.1%

Three Months Ended July 30, 2017 Compared to Three Months Ended July 31, 2016

Net Sales

Net sales increased  $20.4 million, or 31.0%, to $86.2 million in the three months ended July 30, 2017 compared to $65.8 million in the three months ended July 31,  2016, driven by gains in both direct and retail segments of $3.8 million, or 7.1%, and $16.6 million, or 138.3%, respectively, with gains across all product categories. Our website visits increased 19.8% in the three months ended July 30, 2017 compared to the three months ended July 31, 2016.  The increase in retail net sales was primarily due to having 12 more stores during the three months ended July 30, 2017 as compared to the three months ended July 31, 2016.

Gross Profit

Gross profit increased $10.0 million, or 25.7%, to $48.9 million in the three months ended July 30, 2017 compared to $38.9 million in  the three months ended July 31, 2016. As a percentage of net sales, gross margin decreased 240 basis points to

56.7% of net sales in the three months ended July 30, 2017, compared to 59.1% of net sales in the three months ended July 31, 2016.  The decrease in gross margin rate was primarily attributable to a decline in shipping revenues due to promotions offering more free shipping days, as compared to the prior year three months, coupled with the increase in inventory reserve due to retail growth and an increase in freight cost related to transporting inventory from our Belleville distribution center to our retail stores due to geographic expansion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.6 million, or 26.1%, to $41.5 million in the three months ended July 30, 2017 compared to $32.9 million in the three months ended July 31, 2016.  Selling, general and administrative expenses as a percentage of net sales decreased 180 basis points to 48.2% in the three months ended July 30, 2017, compared to 50.0% in the three months ended July 31, 2016.  The increase in selling, general and administrative expenses was  attributable to an increase of $1.3 million in advertising and marketing costs, $3.5 million in selling expenses and $3.8 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 340 basis points to 17.4% in the three months ended July 30, 2017, compared to 20.8% in the three months ended July 31, 2016.  The 340 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 220 basis points due the shift in our women’s television advertising that occurred in the first quarter of fiscal 2017, as compared to the second quarter of fiscal 2016, coupled with a decrease of 110 basis points due to our planned decrease spend in catalog costs as a percentage of net sales.

As a percentage of net sales, selling expenses increased 100 basis points to 14.1% in the three months ended July 30, 2017, compared to 13.1% in the three months ended July 31, 2016, primarily due to an increase of 130 basis points in customer service due to growth in retail, offset by a decrease of 50 basis points in shipping expenses due to leverage from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 60 basis points to 16.7% in the three months ended July 30, 2017, compared to 16.1% in the three months ended July 31, 2016. The 60 basis point increase was primarily attributable to an increase of 70 basis points in occupancy and equipment cost due to growth in retail, coupled with an increase of 40 basis points in depreciation,  which was partially offset by decrease of 50 basis points in personnel expenses due to operating leverage from higher sales.

Interest Expense

Interest expense was $0.4 million in the three months ended July 30, 2017, compared to $0.04 million in the three months ended July 31, 2016. The increase in interest expense was primarily attributable to our build-to-suit retail stores.

Provision for Income Taxes

Income tax expense was $2.7 million in the three months ended July 30, 2017, compared to $2.3 million in the three months ended July 31, 2016. Our effective tax rate related to controlling interest was 39%, for both the three months ended July 30, 2017 and July 30, 2016.

Net Income

Net income increased $0.7 million, or 18.4%, to $4.3 million in the three months ended July 30, 2017, compared to $3.6 million in the three months ended July 31, 2016, primarily due to the factors discussed above.

Six Months Ended July 30, 2017 Compared to Six Months Ended July 31, 2016

Net Sales

Net sales increased $35.5 million, or 26.4%, to $169.9 million in the six months ended July 30, 2017 compared to $134.5 million in the six months ended July 31, 2016, driven by gains in both direct and retail segments of $7.3 million, or 6.4%, and $28.2 million, or 138.9%, respectively, with gains across all product categories. Our website visits increased 18.0% in the six months ended July 30, 2017 compared to the six months ended July 31, 2016.  The increase in retail net sales was primarily attributable to the same factors discussed above for the three months ended July 30, 2017 compared to the three months ended July 31, 2016.

Gross Profit

Gross profit increased $19.0 million, or 24.1%, to $97.6 million in the six months ended July 30, 2017 compared to $78.6 million in the six months ended July 31, 2016. As a percentage of net sales, gross margin decreased 110 basis points to 57.4% of net sales in the six months ended July 30, 2017, compared to 58.5% of net sales in the six months ended July 31, 2016.  The decrease in gross margin rate was primarily due to the same factors discussed above for the three months ended July 30, 2017 compared to the three months ended July 31, 2016, which was partially offset by an increase in product margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $22.1 million, or 32.9%, to $89.4 million in the six months ended July 30, 2017 compared to $67.3 million in the six months ended July 31, 2016. Selling, general and administrative expenses as a percentage of net sales increased 260 basis points to 52.6% in the six months ended July 30, 2017, compared to 50.0% in the six months ended July 31, 2016. The increase in selling, general and administrative expenses was attributable to an increase of $7.2 million in advertising and marketing costs, $6.2 million in selling expenses and $8.7 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 30 basis points to 21.2% in the six months ended July 30, 2017, compared to 21.5% in the six months ended July 31, 2016. The 30 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 120 basis points in catalog costs due to our planned decrease spend in catalog as a percentage of net sales, which was partially offset by an increase of 80 basis points in television advertising primarily due to increase in women’s television advertising.

As a percentage of net sales, selling expenses increased 90 basis points to 14.3% in the six months ended July 30, 2017, compared to 13.4% in the six months ended July 31, 2016, primarily due to an increase of 140 basis points in customer service due to growth in retail, offset by a decrease of 50 basis points in shipping expenses attributable to the leverage from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 200 basis points to 17.1% in the six months ended July 30, 2017, compared to 15.1% in the six months ended July 31, 2016. The 200 basis point increase was primarily attributable to an increase of 140 basis points in occupancy and equipment costs due to retail growth and an increase of 40 basis points in depreciation.

Interest Expense

Interest expense was $0.5 million in the six months ended July 30, 2017, compared to $0.1 million in the six months ended July 31, 2016. The increase in interest expense was primarily attributable to our build-to-suit retail stores.

Provision for Income Taxes

Income tax expense was $2.9 million in the six months ended July 30, 2017, compared to $4.4 million in the six months ended July 31, 2016. Our effective tax rate related to controlling interest was 39%, for both the six months ended July  30, 2017 and July 31, 2016.

Net Income

Net income decreased $2.2 million, or 32.4%, to $4.6 million in the six months ended July 30, 2017, compared to $6.9 million in the six months ended July 31, 2016, primarily due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
(in thousands)
Net income	$4,353	$3,684	$4,768	$6,996
Depreciation and amortization	1,728	1,082	3,280	1,951
Interest expense	372	37	538	75
Income tax expense	2,709	2,325	2,934	4,386
EBITDA	$9,162	$7,128	$11,520	$13,408
Non-cash stock based compensation	293	335	617	615
Adjusted EBITDA	$9,455	$7,463	$12,137	$14,023

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $2.0 million, or 26.7%, to $9.5 million in the three months ended July 30, 2017 compared to $7.5 million in the three months ended July 31, 2016. As a percentage of net sales, Adjusted EBITDA decreased 30 basis points to 11.0% of net sales in the three months ended July 30, 2017 compared to 11.3% of net sales in the three months ended July 31, 2016.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $1.9 million, or 13.4%, to $12.1 million in the six months ended July 30, 2017 compared to $14.0 million in the six months ended July 31, 2016. As a percentage of net sales, Adjusted EBITDA decreased 330 basis points to 7.1% of net sales in the six months ended July 30, 2017 compared to 10.4% of net sales in the six months ended July 31, 2016.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities, as well as cash on hand and a revolving line of credit as our primary sources of liquidity, which was increased effective August 1, 2017, from $40.0 million to $50.0 million through July 31, 2018. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $38.0 million to $42.0 million in fiscal 2017 on capital expenditures, including a total of approximately $28.0 million to $32.0 million for new retail store expansion. We expect it will take approximately $2.0 million to $2.6 million in capital expenditures and starting inventory to open a new store. At July 30, 2017, our net working capital was $58.3 million, including $1.4 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash balance as of July 30, 2017, combined with cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	July 30, 2017	July 31, 2016
(in thousands)
Net cash (used in) provided by operating activities	$(12,168)	$1,072
Net cash used in investing activities	(27,651)	(15,307)
Net cash provided by (used in) financing activities	17,188	(336)
Decrease in cash	$(22,631)	$(14,571)

Net Cash (used in) provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the six months ended July 31, 2017 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2017 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the six months ended July 30, 2017, net cash used in operating activities was $12.2 million, which consisted of net income of $4.8 million, non-cash depreciation and amortization of $3.3 million and stock based compensation of $0.6 million, offset by cash used in operating assets and liabilities of $20.4 million. The cash used in operating assets and liabilities of $20.4 million primarily consisted of $12.9 million increase in inventory, primarily due to sales increase and building up of inventory for the opening of new retail stores during fiscal 2017 and our peak season, , $7.5 million decrease in accrued expenses and deferred rent obligations and $4.9 million decrease in income taxes payable primarily due to timing of payments, which was partially offset by an increase in trade accounts payable of $6.6 million.

For the six months ended July 31, 2016, net cash provided operating activities was $1.1 million, which primarily consisted of net income of $7.0 million, non-cash depreciation and amortization of $2.0 million and stock based compensation of $0.6 million, offset by cash used in operating assets and liabilities of $8.3 million. The cash used in operating assets and liabilities of $8.3 million primarily consisted of $10.9 million increase in inventory, due to building up of inventory for our peak season, coupled with plans for opening of new retail stores in fiscal 2016, and a $2.8 million decrease in accrued expenses, which was partially offset by an increase of $5.6 in trade accounts payable primarily attributable to the timing.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities, coupled with changes in restricted cash, which is related to our retail store leasing agreements.

For the six months ended July 30, 2017, net cash used in investing activities was $27.7 million and was primarily driven by capital expenditures of $20.1 million for the opening of seven new retail stores and investments in information technology, $6.5 million increase in other assets primarily related to funds advanced to the Company’s developer in connection with building our headquarters, see Note 11 “Subsequent Events,” of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and a change in restricted cash of $1.0 million.

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

For the six months ended July 30, 2017, net cash provided by financing activities was $17.2  million, primarily consisting of proceeds of $11.9 million, net from our revolving line of credit, $0.8 million from long-term debt, $2.3 million in change in bank overdraft, $1.3 million from our finance lease obligations in connection with our build-to-suit lease transactions and $0.8 million for capital contributions to SRV.

For the six months ended July 31, 2016, net cash used in financing activities was $0.3 million, primarily consisting of the final $0.2 million distributions to our pre-IPO shareholders due to the termination of our “S” corporation status and $0.1 million payments on long-term debt.

Line of Credit

The Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”) provides for borrowing availability of up to $40.0 million from October 7, 2016 through July 31, 2017, up to $50.0 million from August 1, 2017 through July 31, 2018 and up to $60.0 million from August 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.3% at July 30, 2017). The Amended and Restated Agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits. As of July 30, 2017 and for the six months then ended, we were in compliance with all financial and non-financial covenants, and we expect to be in compliance with all financial and non-financial covenants for the remainder of fiscal 2017.

Contractual Obligations

Except as discussed in Note 11 “Subsequent Events,” of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2016 Form 10-K. See Note 2 “Debt and Line of Credit,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this Form 10-Q, for disclosure on our interest rate related to our line of credit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended July 30, 2017, which were not registered under the Securities Act.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2017
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
10.1+	Letter Agreement Dated May 30, 2017 by and between Mark M. DeOrio and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 30, 2017.
10.2+	Offer Letter Dated July 14, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.3+	Form of Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 24, 2017.
10.4+	Summary of Outside Director Compensation Program.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

+	Indicates management contract or compensation plan or arrangement.
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”