Form 10-Q
period 2017-10-29
DULUTH HOLDINGS INC.
filed 2017-12-07
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2017

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of December 4, 2017, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock,  no par value, as of December 4, 2017,  was 29,097,107.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED October 29, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	October 29, 2017	January 29, 2017
ASSETS
Current Assets:
Cash	$958	$24,042
Accounts receivable	62	45
Other receivables	1,669	349
Inventory, less reserve for excess and obsolete items of $2,899 and $1,242, respectively	129,475	70,368
Prepaid expenses	8,820	4,860
Deferred catalog costs	4,431	1,582
Total current assets	145,415	101,246
Property and equipment, net	98,151	52,432
Restricted cash	2,169	1,435
Available-for-sale security	6,323	—
Goodwill	402	402
Other assets, net	487	452
Total assets	$252,947	$155,967
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$30,082	$9,330
Accrued expenses and other current liabilities	25,676	19,822
Income taxes payable	—	5,225
Bank overdrafts	2,930	—
Current maturities of long-term debt	84	742
Total current liabilities	58,772	35,119
Long-term line of credit	50,101	—
Finance lease obligations under build-to-suit leases	18,484	3,349
Long-term debt, less current maturities	1,445	35
Deferred rent obligations, less current maturities	3,305	2,109
Deferred tax liabilities	1,507	1,567
Total liabilities	133,614	42,179
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of October 29, 2017 and January 29, 2017	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of October 29, 2017 and January 29, 2017	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,100 shares issued and 29,097 shares outstanding as of October 29, 2017 and 29,012 shares issued and outstanding as of January 29, 2017	—	—
Treasury stock, at cost; 3 and 0 shares as of October 29, 2017 and January 29, 2017, respectively	(57)	—
Capital stock	87,632	86,446
Retained earnings	28,556	24,733
Total shareholders' equity of Duluth Holdings Inc.	116,131	111,179
Noncontrolling interest	3,202	2,609
Total shareholders' equity	119,333	113,788
Total liabilities and shareholders' equity	$252,947	$155,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net sales	$83,729	$67,008	$253,642	$201,463
Cost of goods sold (excluding depreciation and amortization)	36,302	28,260	108,649	84,102
Gross profit	47,427	38,748	144,993	117,361
Selling, general and administrative expenses	48,039	37,929	137,467	105,215
Operating (loss) income	(612)	819	7,526	12,146
Interest expense	661	33	1,199	108
Other income, net	73	33	175	163
(Loss) income before income taxes	(1,200)	819	6,502	12,201
Income tax (benefit) expense	(454)	305	2,480	4,691
Net (loss) income	(746)	514	4,022	7,510
Less: Net income attributable to noncontrolling interest	70	52	199	188
Net (loss) income attributable to controlling interest	$(816)	$462	$3,823	$7,322
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,861	31,520	31,837	31,520
Net (loss) income per share attributable to controlling interest	$(0.03)	$0.01	$0.12	$0.23
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	31,861	32,294	32,297	32,286
Net (loss) income per share attributable to controlling interest	$(0.03)	$0.01	$0.12	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net (loss) income	$(746)	$514	$4,022	$7,510
Other comprehensive income:
Change in value of interest rate swap agreement	—	15	—	27
Comprehensive (loss) income	(746)	529	4,022	7,537
Comprehensive income attributable to noncontrolling interest	70	52	199	188
Comprehensive (loss) income attributable to controlling interest	$(816)	$477	$3,823	$7,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

					Noncontrolling
	Capital stock				interest in	Total
			Treasury	Retained	variable interest	shareholders'
	Shares	Amount	stock	earnings	entity	equity
Balance at January 29, 2017	32,376	$86,446	$—	$24,733	$2,609	$113,788
Issuance of common stock	109	—	—	—	—	—
Restricted stock forfeitures	(21)	—	—	—	—	—
Amortization of stock-based compensation	—	1,186	—	—	—	1,186
Restricted stock surrendered for taxes	(3)	—	(57)	—	—	(57)
Capital contributions	—	—	—	—	794	794
Distributions	—	—	—	—	(400)	(400)
Net income	—	—	—	3,823	199	4,022
Balance at October 29, 2017	32,461	$87,632	$(57)	$28,556	$3,202	$119,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	October 29, 2017	October 30, 2016
Cash flows from operating activities:
Net income	$4,022	$7,510
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,104	3,215
Amortization of stock-based compensation	1,186	969
Deferred income taxes	(60)	151
Loss on disposal of property and equipment	—	3
Changes in operating assets and liabilities:
Accounts receivable	(17)	(10)
Other receivables	(1,320)	(3,007)
Inventory	(57,020)	(40,891)
Prepaid expense	(3,136)	181
Deferred catalog costs	(1,006)	485
Trade accounts payable	18,665	6,713
Income taxes payable	(5,225)	(1,308)
Accrued expenses and deferred rent obligations	3,850	(794)
Net cash used in operating activities	(34,957)	(26,783)
Cash flows from investing activities:
Purchases of property and equipment	(37,501)	(21,026)
Purchase of available-for-sale security	(6,323)	—
Change in restricted cash	(734)	(1,367)
Purchases of other assets	(85)	(80)
Net cash used in investing activities	(44,643)	(22,473)
Cash flows from financing activities:
Proceeds from line of credit	76,476	18,156
Payments on line of credit	(26,375)	(4,947)
Proceeds from long term debt	800	—
Payments on long term debt	(34)	(4,216)
Payments on capital lease obligations	(14)	(14)
Change in bank overdrafts	2,930	2,055
Distributions to shareholders	—	(192)
Distributions to holders of noncontrolling interest in variable interest entity	(400)	(30)
Proceeds from finance lease obligations	2,358	—
Capital contributions to variable interest entity	794	744
Shares withheld for tax payments on vested restricted shares	(57)	—
Other	38	—
Net cash provided by financing activities	56,516	11,556
Decrease in cash	(23,084)	(37,700)
Cash at beginning of period	24,042	37,873
Cash at end of period	$958	$173
Supplemental disclosure of cash flow information
Interest paid	$947	$116
Income taxes paid	$8,950	$7,929
Supplemental disclosure of non-cash information
Property and equipment acquired under build-to-suit leases	$12,739	$1,957
Unpaid liability to acquire property and equipment	$4,144	$3,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of October 29, 2017, the Company operated 23 retail stores and three outlet stores across the Midwestern, Eastern and Western United States. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

B.    Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of the parent, Duluth Holdings Inc., and its wholly-owned subsidiary, Duluth Trading Company, LLC. Effective October 3, 2016, Duluth Trading Company, LLC was dissolved and no longer consolidated,  which did not impact the Company’s consolidated financial statements.  The Company also consolidates Schlecht Retail Ventures LLC (“SRV”) as a variable interest entity (see Note 5 “Variable Interest Entity”). All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2017 is a 52-week period and ends on January 28, 2018.  Fiscal 2016 was a 52-week period and ended on January 29, 2017. The three and nine months of fiscal 2017 and fiscal 2016 represent the Company’s 13-week and 39-week periods ended October 29, 2017 and October 30, 2016, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended October 29, 2017 and October 30, 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended October 29, 2017 and October 30, 2016. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2017.

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

E.    Build-to-Suit Lease

The Company may at times be involved in the construction of stores  to be leased by the Company and, depending on the extent to which the Company is involved, the Company may be deemed the owner of the leased premises for accounting purposes during the store construction period. The Company’s lease for its new headquarters is treated as a build-to-suit lease transaction for accounting purposes during the construction period. For leases that the Company is deemed the owner of the

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

property during the construction period, upon commencement of the construction project, the Company is required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on the Company’s Condensed Consolidated Balance Sheets. Upon the completion of the construction project, the Company performs an analysis on the lease to determine if the Company qualifies for sale-leaseback treatment. For those qualifying leases, the finance lease obligation and the associated property and equipment are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense. If the lease does not qualify for sale-leaseback treatment, the finance lease obligation is amortized over the lease term based on the rent payments in the lease agreement and the associated property and equipment are depreciated over the estimated useful life.

As of October 29, 2017, the Company capitalized $27.5 million in property and equipment and $0.2 million in accumulated depreciation and recorded an $18.5 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes. As of January 29, 2017, the Company capitalized $6.6 million in property and equipment and $0.01 million in accumulated depreciation and recorded a $3.3 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes.

2.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	October 29, 2017	January 29, 2017
(in thousands)
SRV Mortgage Term A Note	$700	$727
SRV Mortgage Term B Note	793	—
Line of credit	50,101	—
Capitalized lease obligations	36	50
	$51,630	$777
Less: current maturities	(84)	(742)
Long-term debt	$51,546	$35

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

Line of Credit

On September 29, 2017, the Company entered into a first amendment to the Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”),  providing for borrowing availability of up to $60.0 million from September 29, 2017 through July 31, 2019. Effective November 1, 2017, the Company entered into a second amendment to the Amended and Restated Agreement, providing for borrowing availability of up to $80.0 million from November 1, 2017 through December 31, 2017 and borrowing availability of up to $60.0 million from January 1, 2018 through July 31, 2019.  The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.5% at October 29, 2017). The Amended and Restated Agreement is secured by essentially all Company assets and requires the Company to

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits.

As of October 29, 2017 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 29, 2017	January 29, 2017
(in thousands)
Salaries and benefits	$1,645	$3,885
Deferred revenue	6,395	5,590
Freight	1,539	1,574
Product returns	642	1,088
Catalog costs	2,399	556
Unpaid purchases of property & equipment	4,144	3,485
Accrued advertising	4,634	1,060
Other	4,278	2,584
Total accrued expenses and other current liabilities	$25,676	$19,822

4.    INVESTMENT

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

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying value of the Company’s available-for-sale security was valued based on a  recent purchase in inactive market (Level 3).

	October 29, 2017				January 29, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Estimated
	Cost	Gains	Losses	Fair Value	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,323	$—	$—	$6,323	$—

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents future receipts related to the Company’s available-for-sale security by contractual maturity as of October 29, 2017. Cost and estimated fair value are equal.

Estimated
Fair Value
(in thousands)
Within one year	$—
After one year through five years	719
After five years through ten years	1,181
After ten years	4,423
Total	$6,323

5.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of October 29, 2017 and January 29, 2017, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of October 29, 2017 and January 29, 2017:

	October 29, 2017	January 29, 2017
(in thousands)
Cash	$656	$139
Other receivables	20	9
Property and equipment, net	4,102	3,248
Other assets, net	14	5
Total assets	$4,792	$3,401

Other current liabilities	$177	$792
Long-term debt	1,413	—
Noncontrolling interest in VIE	3,202	2,609
Total liabilities and shareholders' equity	$4,792	$3,401

On August 18, 2017, the Company entered into a lease agreement with TRI Holdings, LLC (“TRI”), the developer of the Company’s future headquarters in Mt. Horeb, Wisconsin.  The Company expects to take occupancy of the future headquarters on November 1, 2018. The Company determined it had a variable interest in TRI, however, the Company does not consolidate TRI, as the Company is not the primary beneficiary.

During the construction phase of the Company’s future headquarters, the Company is considered the owner for accounting purposes, as noted in footnote one, under build-to-suit lease. As of October 29, 2017, the Company capitalized $8.5 million in property & equipment and recorded $8.5 million non-current liability related to build-to-suit transactions, which are included in the balances disclosed under footnote one.

In conjunction with the headquarters lease, the Company invested $6.3 million in a trust (see Note 4 Investment) that funded the mortgage to TRI for the construction of the Company’s future headquarters. The Company does not consolidate the trust as the Company is not the primary beneficiary.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
(in thousands, except per share data)
Numerator - net (loss) income attributable to controlling interest	$(816)	$462	$3,823	$7,322
Denominator - weighted average shares (Class A and Class B)
Basic	31,861	31,520	31,837	31,520
Dilutive shares	—	774	460	766
Diluted	31,861	32,294	32,297	32,286
(Loss) earnings per share (Class A and Class B)
Basic	$(0.03)	$0.01	$0.12	$0.23
Diluted	$(0.03)	$0.01	$0.12	$0.23

7.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company during the three and nine months ended October 29, 2017 was $0.6 million and $1.2 million, respectively, and during the three and nine months ended October 30, 2016 was $0.4 million and $1.0 million, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the nine months ended October 29, 2017 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 29, 2017	794,712	$4.34
Granted	109,735	19.56
Vested	(311,933)	2.71
Forfeited	(21,294)	22.31
Outstanding at October 29, 2017	571,220	$6.76

At October 29, 2017, the Company had unrecognized compensation expense of $2.5 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 29, 2017	January 29, 2017
(in thousands)
Land and land improvements	$3,055	$2,986
Leasehold improvements	19,938	12,752
Buildings	26,882	16,178
Vehicles	177	177
Warehouse equipment	5,789	3,939
Office equipment and furniture	19,102	11,125
Computer equipment	3,300	2,509
Software	7,219	6,659
	85,462	56,325
Accumulated depreciation and amortization	(20,581)	(15,529)
	64,881	40,796
Construction in progress	33,270	11,636
Property and equipment, net	$98,151	$52,432

9.    SEGMENT REPORTING

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is presented in the following tables:

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
(in thousands)
Net sales
Direct	$54,146	$52,271	$175,588	$166,437
Retail	29,583	14,737	78,054	35,026
Total net sales	$83,729	$67,008	$253,642	$201,463
Operating (loss) income
Direct	$(2,738)	$(84)	$230	$8,694
Retail	2,126	903	7,296	3,452
Total operating (loss) income	(612)	819	7,526	12,146
Interest expense	661	33	1,199	108
Other income, net	73	33	175	163
(Loss) income before income taxes	$(1,200)	$819	$6,502	$12,201

Segment total assets

	October 29, 2017	January 29, 2017
(in thousands)
Direct	$168,865	$115,239
Retail	84,082	40,728
Total assets at period end	$252,947	$155,967

10.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 36% and 39% for the three and nine months ended October 29, 2017, respectively, and 40% and 39% for the three and nine months ended October 30, 2016, respectively. The income from SRV was excluded from the calculation of the Company’s effective tax rate, as SRV is an “S” corporation and not subject to income taxes.

11.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-11 as of January 30, 2017, the first day of the Company’s fiscal year 2017, and there was no significant impact to the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt ASU 2014-09 on January 29, 2018, the first day of the Company’s first quarter for the fiscal year ending February 3, 2019, the Company’s fiscal year 2018. The Company expects to adopt ASU 2014-09 retrospectively with the cumulative effect of initially applying the update recognized at the date of the adoption along with additional disclosures. The Company’s revenue is primarily generated from the sale of finished goods to customers and those sales predominately contain a single performance obligation, revenue is recognized at the point of sale for the retail segment or when the products have been delivered to the customer for the direct segment. The Company’s review is ongoing as it specifically relates to sales returns and gift cards, and the Company has not yet identified any material changes in the timing of revenue recognition. The Company continues to evaluate the new disclosure requirements of ASU 2014-09 on its consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets (right-of-use asset and lease liability), but recognize expenses on the income statements in a manner that is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company expects to early adopt ASU 2016-02 on January 29, 2018, the first day of the Company’s first quarter for the fiscal year ending February 3, 2019, the Company’s fiscal year 2018. The Company conducts its retail operations through leased stores and therefore, the Company expects the adoption of ASU 2016-02 to have a significant impact on its consolidated financial statements.

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

The three and nine months of fiscal 2017 and fiscal 2016 represent our 13 and 39-week periods ended October 29, 2017 and October 30, 2016, respectively.

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

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 64.7% and 69.2% of our consolidated net sales for the three and nine months ended October 29, 2017, respectively, and 78.0% and 82.6% of our consolidated net sales for the three and nine months ended October 30, 2016, respectively. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of October 29, 2017, we operated 23 retail stores and three outlet stores. Net sales for our retail segment represented 35.3% and 30.8% of consolidated  net sales for the three and nine months ended October 29, 2017, and 22.0% and 17.4% of consolidated net sales for the three and nine months ended October 30, 2016, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 31 consecutive quarters through October 29, 2017;
•

Net sales in fiscal 2017 third quarter increased by 25.0%  over the prior year third quarter to $83.7 million and net sales in the fiscal 2017 nine months increased by 25.9% over the prior year nine months to $253.6 million;

•

Net loss of $0.8 million in fiscal 2017  third quarter compared to the prior year third quarter net income of $0.5 million and net income in the fiscal 2017 nine months decreased by 47.8%  over the prior year nine months to $3.8 million;

•

Adjusted EBITDA in fiscal 2017 third quarter decreased by 24.9% over the prior year third quarter to $1.9 million and adjusted EBITDA in the fiscal 2017 nine months decreased by 15.2% over the prior year nine months to $14.0 million; and

•	Our retail stores have achieved and are expected to have an average payback of less than two years.

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

We are pursuing several strategies to continue our growth, including building brand awareness to continue customer acquisition, accelerating retail expansion, selectively broadening assortments in certain men’s product categories and growing our women’s business.

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

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over-period net sales in stores that have been open for twelve fiscal months or more. Some of our competitors and other retailers calculate comparable store sales differently than we do; as a result, our comparable store sales may not be comparable to similar data made available by other companies. We have excluded comparable store sales data from this Form 10-Q due to the limited number of comparable retail stores as of October 29, 2017.

Gross Profit

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves; inbound freight; and freight from our distribution centers to our retail stores. The primary drivers of the costs of individual goods are raw material costs. Depreciation and amortization are excluded from gross profit. We expect gross profit to increase to the extent that we successfully grow our net sales. Given the size of our direct segment sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset shipping and handling expense included in selling, general and administrative expenses. Declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense. Our gross profit may not be comparable to other retailers, as we do not include distribution network and store occupancy expenses in calculating gross profit, but instead we include them in selling, general and administrative expenses.

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

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
(in thousands)
Direct net sales	$54,146	$52,271	$175,588	$166,437
Retail net sales	29,583	14,737	78,054	35,026
Net sales	83,729	67,008	253,642	201,463
Cost of goods sold (excluding depreciation and amortization)	36,302	28,260	108,649	84,102
Gross profit	47,427	38,748	144,993	117,361
Selling, general and administrative expenses	48,039	37,929	137,467	105,215
Operating (loss) income	(612)	819	7,526	12,146
Interest expense	661	33	1,199	108
Other income, net	73	33	175	163
(Loss) income before income taxes	(1,200)	819	6,502	12,201
Income tax (benefit) expense	(454)	305	2,480	4,691
Net (loss) income	(746)	514	4,022	7,510
Less: Net income attributable to noncontrolling interest	70	52	199	188
Net (loss) income attributable to controlling interest	$(816)	$462	$3,823	$7,322
Percentage of Net sales:
Direct net sales	64.7%	78.0%	69.2%	82.6%
Retail net sales	35.3%	22.0%	30.8%	17.4%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	43.4%	42.2%	42.8%	41.7%
Gross profit	56.6%	57.8%	57.2%	58.3%
Selling, general and administrative expenses	57.4%	56.6%	54.2%	52.2%
Operating (loss) income	(0.7)%	1.2%	3.0%	6.0%
Interest expense	0.8%	0.0%	0.5%	0.1%
Other income, net	0.1%	0.0%	0.1%	0.1%
(Loss) income before income taxes	(1.4)%	1.2%	2.6%	6.1%
Income tax (benefit) expense	(0.5)%	0.5%	1.0%	2.3%
Net (loss) income	(0.9)%	0.8%	1.6%	3.7%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%	0.1%	0.1%
Net (loss) income attributable to controlling interest	(1.0)%	0.7%	1.5%	3.6%

Three Months Ended October 29, 2017 Compared to Three Months Ended October 30, 2016

Net Sales

Net sales increased  $16.7 million,  or 25.0%, to $83.7 million in the three months ended October 29, 2017 compared to $67.0 million in the three months ended October 30, 2016, driven by gains in both direct and retail segments of $1.9 million, or 3.6%, and $14.8 million, or 100.7%, respectively, with gains across virtually all product categories and in both men’s and women’s business. Our website visits increased 3.7% in the three months ended October 29, 2017 compared to the three months ended October 30, 2016.  The increase in retail net sales was primarily due to having 12 more stores during the three months ended October 29, 2017 as compared to the three months ended October 30, 2016.

Gross Profit

Gross profit increased $8.7 million, or 22.4%, to $47.4 million in the three months ended October 29, 2017 compared to $38.7 million in  the three months ended October 30, 2016. As a percentage of net sales, gross margin decreased 120 basis points to 56.6% of net sales in the three months ended October 29, 2017, compared to 57.8% of net sales in the three months ended October 30, 2016.  The decrease in gross margin rate was primarily attributable to a continuing decline in shipping revenues, coupled with an increase in freight cost related to transporting inventory from our Belleville distribution center to our retail stores due to geographic expansion, which was partially offset by an increase in product margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.1 million, or 26.7%, to $48.0 million in the three months ended October 29, 2017 compared to $37.9 million in the three months ended October 30, 2016.  Selling, general and administrative expenses as a percentage of net sales increased 80 basis points to 57.4% in the three months ended October 29, 2017, compared to 56.6% in the three months ended October 30, 2016.  The increase in selling, general and administrative expenses was  attributable to an increase of $2.3 million in advertising and marketing costs, $3.0 million in selling expenses and $4.8 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 160 basis points to 20.2% in the three months ended October 29, 2017, compared to 21.8% in the three months ended October 30, 2016.  The 160 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 140 basis points in digital advertising and a decrease of 130 basis points in catalog costs due to leverage gained from increase in retail net sales as discussed above,  which was partially offset by an increase of 90 basis points in television and retail store advertising.

As a percentage of net sales, selling expenses increased 60 basis points to 15.8% in the three months ended October 29, 2017, compared to 15.2% in the three months ended October 30, 2016, primarily due to an increase of 110 basis points in customer service due to our growth in retail, which was partially offset by a decrease of 60 basis points in shipping expenses attributable to the leverage gained from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 170 basis points to 21.4% in the three months ended October 29, 2017, compared to 19.7% in the three months ended October 30,  2016. The 170 basis point increase was primarily attributable to an increase of 70 basis points in occupancy and equipment cost due to growth in retail,  an increase of 70 basis points in personnel expenses primarily due to an  expense in connection with the retirement of a senior management employee and an increase of 30  basis points in depreciation.

Interest Expense

Interest expense was $0.7 million in the three months ended October 29, 2017, compared to $0.03 million in the three months ended October 30, 2016. The increase in interest expense was primarily attributable to our build-to-suit retail stores and an increase in borrowings on our revolving line of credit.

Income Tax (Benefit) Expense

Income tax benefit was $0.5 million  in the three months ended October 29, 2017, compared to income tax expense of $0.3 million in the three months ended October 30, 2016. The decrease was primarily attributable to a net loss in comparison to a net income in the prior year three months ended October 30, 2016. Our effective tax rate related to controlling interest was 36% and 40%, for the three months ended October 29, 2017 and October 30, 2016, respectively.

Net (Loss) Income

Net loss was $0.8 million, in the three months ended October 29, 2017 compared to a net income of $0.5 million in the three months ended October 30, 2016, primarily due to the factors discussed above.

Nine Months Ended October 29, 2017 Compared to Nine Months Ended October 30, 2016

Net Sales

Net sales increased $52.2 million, or 25.9%, to $253.6 million in the nine months ended October 29, 2017 compared to $201.5 million in the nine months ended October 30, 2016, driven by gains in both direct and retail segments of $9.2 million, or 5.5%, and $43.0 million, or 122.8%, respectively, with gains across all product categories. Our website visits increased 13.2%

in the nine months ended October 29, 2017 compared to the nine months ended October 30, 2016.  The increase in retail net sales was primarily attributable to the same factors discussed above for the three months ended October 29, 2017 compared to the three months ended October 30, 2016.

Gross Profit

Gross profit increased $27.6 million, or 23.5%, to $145.0 million in the nine months ended October 29, 2017 compared to $117.4 million in the nine months ended October 30, 2016. As a percentage of net sales, gross margin decreased 110 basis points to 57.2% of net sales in the nine months ended October 29,  2017, compared to 58.3% of net sales in the nine months ended October 30, 2016.  The decrease in gross margin rate was primarily due to the same factors discussed above for the three months ended July 30, 2017 compared to the three months ended July 31, 2016, which was partially offset by an increase in product margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $32.3 million, or 30.7%, to $137.5 million in the nine months ended October 29, 2017 compared to $105.2 million in the nine months ended October 30, 2016. Selling, general and administrative expenses as a percentage of net sales increased 200 basis points to 54.2% in the nine months ended October 29, 2017, compared to 52.2% in the nine months ended October 30, 2016. The increase in selling, general and administrative expenses was attributable to an increase of $9.5 million in advertising and marketing costs, $9.3 million in selling expenses and $13.5 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 70 basis points to 20.9% in the nine months ended October 29, 2017, compared to 21.6% in the nine months ended October 30, 2016. The 70 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 120 basis points in catalog costs and a decrease of 40 basis points in digital advertising, partially offset by an increase of 80 basis points in television advertising.

As a percentage of net sales, selling expenses increased 80 basis points to 14.8% in the nine months ended October 29, 2017, compared to 14.0% in the nine months ended October 30, 2016, primarily due to an increase of 130 basis points in customer service due to growth in retail, offset by a decrease of 50 basis points in shipping expenses attributable to the leverage gained from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 190 basis points to 18.5% in the nine months ended October 29, 2017, compared to 16.6% in the nine months ended October 30, 2016. The 190 basis point increase was primarily attributable to an increase of 120 basis points in occupancy and equipment costs due to retail growth and an increase of 40 basis points in depreciation.

Interest Expense

Interest expense was $1.2 million in the nine months ended October 29, 2017, compared to $0.1 million in the nine months ended July 31, 2016. The increase in interest expense was due to the same factors discussed above for the three months ended October 29, 2017 compared to the three months ended October 30, 2016.

Income Tax Expense

Income tax expense was $2.5 million in the nine months ended October 29, 2017, compared to $4.7 million in the nine months ended October 30, 2016. Our effective tax rate related to controlling interest was 39%, for both the nine months ended October 29, 2017 and October 30, 2016.

Net Income

Net income decreased $3.5 million, or 47.8%, to $3.8 million in the nine months ended October 29, 2017, compared to $7.3 million in the nine months ended October 30, 2016, primarily due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
(in thousands)
Net (loss) income	$(746)	$514	$4,022	$7,510
Depreciation and amortization	1,824	1,264	5,104	3,215
Interest expense	661	33	1,199	108
Income tax (benefit) expense	(454)	305	2,480	4,691
EBITDA	$1,285	$2,116	$12,805	$15,524
Non-cash stock based compensation	569	354	1,186	969
Adjusted EBITDA	$1,854	$2,470	$13,991	$16,493

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $0.6 million, or 24.9%, to $1.9 million in the three months ended October 29, 2017 compared to $2.5 million in the three months ended October 30, 2016. As a percentage of net sales, Adjusted EBITDA decreased 150 basis points to 2.2% of net sales in the three months ended October 29, 2017 compared to 3.7% of net sales in the three months ended October 30, 2016.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $2.5 million, or 15.2%, to $14.0 million in the nine months ended October 29, 2017 compared to $16.5 million in the nine months ended October 30, 2016. As a percentage of net sales, Adjusted EBITDA decreased 270 basis points to 5.5% of net sales in the nine months ended October 29, 2017 compared to 8.2% of net sales in the nine months ended October 30, 2016.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities, as well as cash on hand and a revolving line of credit as our primary sources of liquidity, which was increased effective November 1, 2017,  to $80.0 million through December 31, 2017 and then to $60.0 million from January 1, 2018 through July 31, 2019.  Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $42.0 million to $44.0 million in fiscal 2017 on capital expenditures, net of proceeds from finance lease obligations, including a total of approximately $31.0 million to $33.0 million for new retail store expansion and remodels. We expect capital expenditures of approximately $2.0 million and starting inventory of $0.6 million to open a new store. At October 29, 2017, our net working capital was $86.6 million, including $1.0 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash balance as of October 29, 2017, combined with cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	October 29, 2017	October 30, 2016
(in thousands)
Net cash used in operating activities	$(34,957)	$(26,783)
Net cash used in investing activities	(44,643)	(22,473)
Net cash provided by financing activities	56,516	11,556
Decrease in cash	$(23,084)	$(37,700)

Net Cash used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the nine months ended October 29, 2017 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2017 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the nine months ended October 29, 2017, net cash used in operating activities was $35.0 million, which consisted of net income of $4.0 million, non-cash depreciation and amortization of $5.1 million and stock based compensation of $1.2 million, offset by cash used in operating assets and liabilities of $45.2 million. The cash used in operating assets and liabilities of $45.2 million primarily consisted of $57.0 million increase in inventory, primarily due to the increase in the number of our retail stores and building up our inventory for the peak holiday season,  which was partially offset by an increase in trade accounts payable of $18.7 million primarily due to timing of payments.

For the nine months ended October 30, 2016, net cash used in operating activities was $26.8 million, which primarily consisted of net income of $7.5 million, non-cash depreciation and amortization of $3.2 million and stock based compensation of $1.0 million, offset by cash used in operating assets and liabilities of $38.6 million. The cash used in operating assets and liabilities of $38.6 million primarily consisted of $40.9 million increase in inventory, due to building up of inventory for our peak season, coupled with the increase in the number of our retail stores during fiscal 2016, and $3.0 million increase in other receivables primarily due to refunds for excess income tax payments, which was partially offset by a $6.7 million increase in trade accounts payable, primarily due to seasonality and timing of payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities, coupled with changes in restricted cash, which is related to our retail store leasing agreements.

For the nine months ended October 29, 2017, net cash used in investing activities was $44.6 million and was primarily driven by capital expenditures of $37.5 million for the opening of ten new retail stores and investments in information technology, $6.3 million purchase of available-for-sale security, and a change in restricted cash of $0.7 million.

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

For the nine months ended October 29, 2017, net cash provided by financing activities was $56.5  million, primarily consisting of proceeds of $50.1 million, net from our revolving line of credit, $0.8 million from long-term debt, $2.9 million in change in bank overdraft, $2.4 million from finance lease obligations in connection with our build-to-suit lease transactions and $0.8 million for capital contributions to SRV.

For the nine months ended October 30, 2016, net cash provided by financing activities was $11.6 million, primarily consisting of proceeds of $13.2 million, net from our revolving line of credit, $2.1 million in change in bank overdraft, and $0.7 million for capital contributions to SRV, offset by uses of $4.2 million for payments on long-term debt.

Line of Credit

On September 29, 2017, we entered into a first amendment to the Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”), providing for borrowing availability of up to $60.0 million from September 29, 2017 through July 31, 2019. Effective November 1, 2017, we entered into a second amendment to the Amended and Restated Agreement, providing for borrowing availability of up to $80.0 million from November 1, 2017 through December 31, 2017 and borrowing availability of up to $60.0 million from January 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.5% at October 29, 2017). The Amended and Restated Agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits. As of October 29, 2017 and for the nine months then ended, we were in compliance with all financial and non-financial covenants, and we expect to be in compliance with all financial and non-financial covenants for the remainder of fiscal 2017.

Contractual Obligations

On August 18, 2017, we entered into a lease agreement for the construction of our headquarters in Mt. Horeb, Wisconsin (the “HQ Lease”). The HQ Lease is for an initial term of 30 years and is expected to begin on November 1, 2018, with annual lease payments of $1.8 million, increasing 2.0% each year through the first 20 years, then beginning in year 21, the annual lease payments reset to $1.3 million, increasing 2.0% each year until the end of the lease term, with a renewal option to extend for up to two terms of ten years each. The construction completion date of our headquarters is expected on or before November 1, 2018.

Except as discussed above, there have been no significant changes to our contractual obligations as described in our 2016 Form 10-K.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2016 Form 10-K.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Accordingly, we will adopt ASU 2014-09 on January 29, 2018, the first day of our first quarter for the fiscal year ending February 3, 2019, our fiscal year 2018. We expect to adopt ASU 2014-09 retrospectively with the cumulative effect of initially applying the update recognized at the date of the adoption along with additional disclosures. Our revenue is primarily generated from the sale of finished goods to customers and those sales predominately contain a single performance obligation, revenue is recognized at the point of sale for our retail segment or when the products have been delivered to the customer for our direct segment. Our review is ongoing as it specifically relates to sales returns and gift cards, and we not yet identified any material changes in the timing of revenue recognition. We continue to evaluate the new disclosure requirements of ASU 2014-09 on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2016 Form 10-K. See Note 2 “Debt and Line of Credit,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to our line of credit.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2016 Form 10-K. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended October 29, 2017, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the quarter ended October 29, 2017.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
July 31 - August 27, 2017	—	$—	—	$—
August 28 - October 1, 2017	2,890	19.75	—	—
October 2 - October 29, 2017	—	—	—	—
Total	2,890	$19.75	—	$—

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2017
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
10.1

Amended and Restated Loan Agreement, dated October 7, 2016, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc., as amended by the First Amendment to the Amended and Restated Loan Agreement dated September 9, 2017, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 1, 2017.

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