Form 10-K
period 2018-01-28
DULUTH HOLDINGS INC.
filed 2018-03-21
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $183.5 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (July 30, 2017).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of March 15, 2018, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of March 15, 2018 was 29,219,249.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of January 28, 2018 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to maintain and enhance a strong brand image;
•	our ability to successfully open new stores;
•	effectively adapting to new challenges associated with our expansion into new geographic markets;
•	generating adequate cash from our existing stores to support our growth;
•	the impact of changes in corporate tax regulations;
•	identifying and responding to new and changing customer preferences;
•	containing the increase in the cost of mailing catalogs, paper and printing;
•	the success of the locations in which our stores are located;
•	our ability to attract customers in the various retail venues and locations in which our stores are located;
•	adapting to declines in consumer confidence and decreases in consumer spending;
•	competing effectively in an environment of intense competition;
•	our ability to adapt to significant changes in sales due to the seasonality of our business;
•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;
•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•	increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment;
•	the susceptibility of the price and availability of our merchandise to international trade conditions;
•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;
•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;
•	disruptions in our supply chain and distribution centers;
•	our inability to protect our trademarks or other intellectual property rights;
•	infringement on the intellectual property of third parties;
•	acts of war, terrorism or civil unrest;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;
•	our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry; and
•	our failure to maintain adequate internal controls over our financial and management systems.

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

The following discussion contains references to fiscal years 2017, 2016 and 2015, which refer to our fiscal years ended January 28, 2018, January 29, 2017, and January 31, 2016, respectively. Fiscal years 2017, 2016 and 2015 were 52-week periods.

In fiscal 2017, we opened our first store in the Western United States in Thornton, CO. In fiscal 2017, we  opened a total of 14 retail stores and one outlet store, and added approximately 233,000 gross square feet to our stores.

Duluth Trading is a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own channels. We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck NakedTM underwear and Fire Hose® work pants, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a  heritage in workwear that transcends tradesmen and appeals to a broad demographic of men and women for everyday and on-the-job use. More than 90% of our fiscal 2017 net sales consisted of proprietary products sold under our Duluth Trading brand name. We believe the foundation of our success is our culture of “poking average in the eye” by seeing things for what they could be and should be and finding a way to make them exactly that, and we like to do it all with a big, toothy grin.

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

To protect the integrity of the Duluth Trading brand, we offer our products exclusively through our omnichannel distribution network, consisting of our website, catalogs and retail stores. This model creates multiple touch points with our customers and enables us to control both our Duluth Trading brand expression and the pricing of our products. Our distribution strategy eliminates the need to sell through third-party retailers, allowing us to focus on our core competencies of product development, storytelling and serving customers. Our direct segment, consisting of our website and catalogs, offers products nationwide and represented approximately 70% of our fiscal 2017 net sales. In 2010, we added retail to our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and, as of January 28, 2018, we operated 28 retail stores and three outlet stores. Our retail segment represented approximately 30% of our fiscal 2017 net sales.

Duluth Trading was founded in 1989 when two brothers in the home construction industry were tired of dragging tools from job to job using discarded five-gallon drywall compound buckets. The two brothers were never satisfied with the status quo and believed “there’s gotta be a better way.” So they invented the Bucket Boss® - a ruggedly durable canvas tool organizer that fits around a drywall bucket and transformed the way construction workers organized their tools. Capitalizing on their initial success, these brothers launched a catalog that later became known as Duluth Trading Company. Under the initial philosophy of “Job Tough, Job Smart,” this catalog was dedicated to improving and expanding on existing methods of tool storage, organization and transport. In December 2000, GEMPLER’S Inc., a Wisconsin corporation and an agricultural and horticultural supply catalog business founded and owned by Stephen L. Schlecht, acquired Duluth Trading and brought the two mail order companies together. Both catalogs had customers who worked outside and embraced the spirit of hands-on, self-reliant Americans. In February 2003, the GEMPLER’s catalog business was sold to W.W. Grainger (NYSE:GWW) and proceeds from that sale were used to fund the growth of Duluth Trading. With that transaction, GEMPLER’S changed its corporate name to Duluth Holdings Inc.

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

Our Growth Strategies

Our goal is to expand the reach of the Duluth Trading brand, using strategies that will further drive growth and profitability:

•

Building Brand Awareness to Continue Customer Acquisition. We are a rapidly growing lifestyle brand and have built strong brand awareness and successfully acquired customers over the past years. As a relatively young brand, we believe that we have a significant opportunity to build even greater brand awareness. We plan to introduce potential customers to our brand through our national television and digital advertising campaigns, retail store expansion and catalogs. We have made significant investments in marketing to build brand awareness among our potential customers and expect to achieve leverage from these investments as our business continues to grow.

•

Accelerating Retail Expansion. We believe our customers’ purchasing decisions are heavily influenced by the availability of our retail stores. We believe that our customers’ desire to shop in stores, combined with the number of potential markets for our retail stores and the compelling unit economics of our existing retail stores, provide us with a significant opportunity to grow our U.S. retail presence. We have identified markets with the potential for approximately 100 U.S. store locations that feature high concentrations of existing Duluth Trading customers and potential customers that fit our brand demographics. We anticipate opening 15 stores during fiscal 2018. Our existing retail stores have been profitable in both metropolitan and rural locations across multiple markets and have achieved an average payback of less than two years. We plan to continue building our organization and investing in software systems and operational infrastructure to support the growth in our retail segment. Based on our experience to date, we believe the combination of our direct and retail channels in an individual geographic market substantially increases the net sales and customer acquisition potential in that market. For example, since opening our retail stores in the Minneapolis-St. Paul metropolitan area, our direct segment net sales in that area have continued to grow. Additionally, we believe our retail stores provide ancillary marketing benefits by giving new and existing customers a destination to experience our brand.

•

Selectively Broadening Assortments in Certain Men’s Product Categories. We believe there is an opportunity to grow our men’s business by selectively broadening our assortment in certain product categories that exhibit high growth potential and resonate with the lifestyle of our core men’s customers, such as our Duluth-built business wear, outerwear and footwear. Through product introductions that expand seasonality and occasions for wear, we believe we can grow our share of closet with new and existing men’s customers.

•

Growing Our Women’s Business. Since launching in 2005, our women’s business has grown significantly to represent approximately 23% of our net sales in fiscal 2017. We believe that we have a significant opportunity to continue to grow our women’s business through customer acquisition, and we plan to continue to leverage all of our marketing channels, including national television and digital advertising, retail stores and our catalogs to do so. We expect that our women’s business will continue to represent an increasing portion of our net sales, and accordingly, we are allocating a higher percentage of our total advertising budget to the women’s business. We believe that as our retail footprint expands, our women’s business will continue to grow based on our current customers’ shopping patterns. While the core of our women’s product assortment will continue to consist of solution-based apparel that fits the Modern, Self-Reliant American Lifestyle, we plan to selectively expand our product offering to appeal to a wider range of female customers.

Our Sales Channels

We sell our products exclusively through our direct and retail channels, giving us complete control of our brand presentation as well as direct interaction with the consumer. Our omnichannel business strategy allows our sales channels to work in synergy to seamlessly deliver a consistent brand experience, including consistent marketing, pricing and product presentation.

Direct Segment

Our direct channel, which comprised approximately 70% of our fiscal 2017 net sales, reaches customers nationwide through our website and catalogs.

•

e-Commerce. Our website, www.duluthtrading.com, serves as a storefront for our product assortment and provides an interactive, user-friendly, content-rich customer experience. In fiscal 2017, our website accounted for approximately 86% of our direct segment net sales. Our website’s homepage and category content, including pricing, seasonal promotions and products, are updated frequently in order to keep them current and seasonally appropriate, which coincides with updates to our catalogs and retail store displays. Our entire product offering is available on our website with certain new products offered exclusively online during their initial introduction, as well as out-of-season but in-stock products. Our website features humorous product videos and customer testimonials that educate our customers on the features and benefits of our products, which we believe enhances our visitors’ shopping experience. We believe our e-commerce experience has been successful in converting website visitors into customers. We offer our new and existing customers the ability to shop across multiple platforms and devices, including mobile devices, tablets and desktop computers. During fiscal 2017, we sold merchandise to customers through our website in all 50 states and had approximately 46.5 million website visits, an increase of approximately 18% from fiscal 2016.

•

Catalog. Our catalog business is an important part of our heritage and a key differentiator in our market. Our catalogs serve as a tangible vehicle for our authentic and humorous storytelling and drive customers to visit our website and retail stores. In fiscal 2017, our catalogs accounted for approximately 14% of  our direct segment net sales, which were primarily transacted via our call center.  During fiscal 2017, we published 36 catalog issues and distributed over 58.5 million copies, approximately 16.2 million of which were mailed to prospective customers. Our catalogs reflect our tailored approach to marketing and include particular expressions of our brand that resonate with our target customers. We produce separate catalogs for our men’s and women’s product offerings, showcasing illustrations in our men’s catalogs and featuring women of “grit and substance” in our women’s catalogs. In addition to generating a portion of our direct net sales, we believe our catalogs are clever, informative and eye catching and are a vital part of building the Duluth Trading brand.

Retail Segment

In 2010, we opened our first retail store and have since expanded our retail presence, operating 28 retail stores and three outlet stores as of January 28,  2018. In fiscal 2017, our retail stores produced $140.5 million in net sales, representing approximately 30% of total net sales, compared to $66.4 million in net sales in fiscal 2016, representing 18% of total net sales. Our existing stores have been profitable in both metropolitan and rural locations. During fiscal 2017, our retail store customer visits increased by 113% to approximately 4.1 million visits, compared to approximately 1.9 million visits in fiscal 2016. Our retail stores allow us to reach customers who prefer to shop in a brick and mortar setting and give new and existing customers the opportunity to touch and feel our innovative products before making a purchase decision. Our stores range in size from approximately 6,000 to 14,000 selling square feet and are designed to bring our brand to life by creating a unique and entertaining experience, including engaging sales associates, a compelling and complete product assortment, custom made fixtures to fit our brand, free wireless Internet and complimentary coffee and water. We also showcase unique attractions at each retail store that celebrate the heritage of the local area, such as the tool museum in our Mt. Horeb, Wisconsin store and the “Exploded Tractor” exhibit in our Ankeny, Iowa store. We believe these local community elements help promote customer loyalty and drive repeat purchases.

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

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	$ Change	% Change
(in thousands)
Men's	$333,536	$273,017	$60,519	22.2%
Women's	110,343	80,762	29,581	36.6%
Hard goods/other	27,568	22,337	5,231	23.4%
Total net sales	$471,447	$376,116	$95,331	25.3%

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

•

Catalogs. Our catalogs are an important part of our heritage and represent a tangible vehicle for our authentic and humorous storytelling. In fiscal 2017, we published 36 catalog issues and distributed over 58.5 million catalogs, approximately 16.2 million of which were mailed to prospective customers. Our catalogs support both sales channels, and we believe serve as an important customer acquisition tool by driving visits to our website and retail stores.

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

•

Event Sponsorship. We sponsor both national and local events, including the STIHL TIMBERSPORTS Series, a competition of the world’s top lumberjack athletes, with a national airing on the ABC television network. In 2017, we secured a five-year partnership as the “Official Off-Sled Outfitter” of USA Luge, providing vests, pants, socks, boots and other cold-weather gear and were featured at the 2018 Winter Olympic Games in Pyeongchang, South Korea.

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

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors.  In fiscal 2017,  50% of our purchases came from our largest supplier, an agent partner in Hong Kong who manages multiple factories across Asia, including Cambodia, China, Indonesia and Vietnam. Approximately 18% of our purchases in fiscal 2017 came from our second largest supplier, which is based in Thailand. We believe sourcing inventory through this agent allows us to leverage the agent’s purchasing power with multiple factories, as well as transportation and logistics capabilities, allowing our internal team to focus on our core competencies of product development, storytelling and serving customers, rather than factory and mill management or logistics.

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

Distribution Centers

Our distribution centers are currently located across the United States in order to minimize transit times to our customers. We own and operate a distribution center in Belleville, Wisconsin, that is approximately 190,000 square feet of production and warehouse space,  of which 75,000 square feet was added in July 2016. Our Belleville distribution center stocks and replenishes products in our retail stores and handles our direct segment distribution needs for the Midwest. We also contract with two third-party logistics (“3PLs”) centers in Sparks, Nevada and Carlisle, Pennsylvania. Orders are generally assigned to the distribution center closest to the customer’s ship-to location. We believe our current distribution network will allow us to substantially improve delivery times to key customer concentrations in the Eastern and Western United States and is well-positioned to provide sufficient capacity to support our planned continued growth for the foreseeable future.

Returns Center

We currently lease approximately 30,000 square feet of warehouse space located in Verona, Wisconsin, which is approximately ten minutes north of our corporate headquarters. Our returns center handles the majority of direct sales returns.

Information Technology

We use technology to provide customer service, business process support and business intelligence across our sales channels. We continually aim to have more efficient supply chain and distribution systems operations. Our Distributed Order Management systems provide us with omnichannel capabilities that have a global view of available-to-promise inventory management and also process direct orders from our retail stores. Our Belleville distribution center implemented a new warehouse management system in July 2015. Our Product Lifecycle Management System, which launched in June 2015, systematically coordinates efforts across our product development teams, allowing these teams to dedicate their time to building and executing solution-based product introductions. Our Vendor Portal is a web-based system that allows us to interface with key partners. In the first half of fiscal 2018, we plan on implementing a new Order Management System (“OMS”). Our new OMS will allow us to manage inventory cost and pricing, and seamlessly process customer orders across all channels. It will also provide us with flexible pricing and promotions to satisfy our customers’ needs. We also plan on implementing a new E-commerce system shortly after we implement OMS, which will allow us to provide our customers with a reliable and secure channel to shop our products. This system will allow us to comfortably scale to meet our anticipated customer demands.

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

Intellectual Property

Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office, trademark offices in other jurisdictions, or exist under common law in the United States and other jurisdictions. The “Duluth Trading Co” trade name and trademark is used both in the United States and internationally, and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are Alaskan Hardgear®, Armachillo®, Ballroom®, Bucket Master®, Cab Commander®, Crouch Gusset®, Dry on the Fly®, Duluth Trading Co®, Duluthflex®, Fire Hose®, Longtail T®, No Polo Shirt® and Wild Boar Mocs®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including “duluthtrading.com.”

Employees

As of January 28, 2018, we employed 589 full-time and 1,583 part-time and flexible part-time employees, 1,115 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

Our business experiences seasonal fluctuations. Our net sales and net income are generally highest in the fourth fiscal quarter, which includes the holiday sales period. The following table presents net sales and net income for the fourth quarter as a percentage of the fiscal year.

	4Q	4Q Net Sales	4Q	4Q Net Income
Fiscal Year	Net Sales	% of Fiscal year	Net Income	% of Fiscal Year
(in thousands)
2017	$217,805	46.2%	$19,528	83.6%
2016	$174,653	46.4%	$13,993	65.6%
2015	$140,377	46.2%	$17,540	63.9%

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

Retail store expansion could reduce the revenue of our direct channel and adversely affect the operating results of our retail channel.

The growth in the number of our retail stores may draw customers away from our website and catalogs, which could materially adversely affect net sales from our direct channel. As we increase the number of our retail stores, our stores may become more highly concentrated in the geographic regions we serve. As a result, the number of customers and related net sales at individual stores may decline and the payback period may be increased. In addition, as we open more retail stores, and if our competitors open stores with similar formats, our retail store format may become less unique and may be less attractive to customers as a shopping destination. If either of these events occurs, the operating results of our retail channel could be materially adversely affected.

If we cannot successfully implement future retail store expansion, our growth and profitability could be adversely impacted.

We plan to open approximately 15 new retail stores in fiscal 2018. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We may not be able to grow the number of our retail stores, achieve the net sales growth and payback periods historically achieved by our retail stores or maintain consistent levels of profitability in our retail stores, particularly as we expand into markets now served by other apparel chains, outdoor specialty stores, apparel catalog businesses and online apparel businesses. In addition, the substantial management time and resources which our retail store expansion strategy requires may result in disruption to our existing business operations which may decrease our profitability.

We may face risks and new challenges associated with our geographic expansion.

We have recently expanded into the Western region of the United States during our third quarter of fiscal 2017.  As we expand our retail store locations, we may face new challenges that are different from those we currently encounter. Our expansion into new geographic markets could result in increased competitive, merchandising, distribution and other challenges. We may encounter difficulties in attracting customers in our new retail locations due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, competition with new competitors or with existing competitors with a large, established market presence and seasonal differences in the market. Our ability to expand successfully into other geographic markets will depend on acceptance of our retail store experience by customers in those markets, including our ability to design our stores in a manner that resonates locally and to offer the correct product assortment to appeal to consumers in such markets. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business, results of operations and growth prospects may be materially adversely affected.

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

Given the size of our direct segment net sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset our shipping and handling expense included in selling, general and administrative expenses. Online and omnichannel retailers are increasing their focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. To remain competitive, we have been required to offer discounted, free or other more competitive shipping options to our customers, which has resulted in declines in our shipping and handling revenue and increased shipping and handling expense. We expect further declines in shipping and handling revenues as compared to prior years. Further declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as our Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense.

We may be subject to additional tax liabilities or may be subject to changes in our effective tax rate that may have a negative impact on our earnings.

H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) makes broad and complex changes to U.S. law, and in certain instances, lacks clarity and is subject to interpretation until additional Internal Revenue Service guidance is issued. The ultimate impact of the Tax Reform Act may differ from the Company’s estimates due to changes in the interpretations and assumptions made as well as any forthcoming regulatory guidance, and any negative impact may be material. The Company will continue to assess the provisions of the Tax Reform Act and the anticipated impact to its income tax expense and will disclose the anticipated impact on its consolidated financial statements in future financial filings until the final impact is determined.

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

The level of customer traffic and volume of customer purchases through our direct channel, which accounted for approximately 70% of our net sales in fiscal 2017, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our products. If we are unable to maintain and increase customers’ use of our e-commerce platform, including our website, which accounted for approximately 86% of our direct channel net sales in fiscal 2017, and the volume of purchases decline, our business and results of operations could be adversely affected.

Customer response to our catalogs and digital marketing is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom our catalogs are sent and to whom our digital marketing is directed, changes in mailing strategies and the size of our mailings. Our maintenance of a robust customer list, which we believe includes desirable demographic characteristics for the products we offer, has also been a key component of our overall strategy. If the performance of our website, catalogs and email declines, or if our overall marketing strategy is not successful, our business, results of operations and stock price could be adversely affected.

Dependence on our e-commerce sales channel subjects us to numerous risks that could have a material adverse effect on our business, financial condition and results of operations.

Sales through our e-commerce business accounted for approximately 61% of our total net sales in fiscal 2017. Our results of operations and financial condition are dependent on maintaining our e-commerce business and expanding our e-commerce business is an important part of our growth strategy. Dependence on our e-commerce business and its continued growth subjects us to certain risks, including:

•	diversion of traffic from our stores;
•	liability for online content;
•	the need to keep pace with rapid technological change;
•	government regulation of the Internet, including taxation; and
•

threats to the computer systems that operate our website and related support systems, including viruses, malware and other malicious code, systems failure or inadequacy, compromise or unauthorized access and similar disruptions.

Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our business, financial condition and results of operations.

We are subject to payment-related risks.

We accept payments using a variety of methods, including credit cards, debit cards, gift cards and physical bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers suffer a data breach, or become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our systems containing payment information are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments, and our business and operating results could be adversely affected.

We rely on third-party service providers, such as UPS and the United States Postal Service, (“USPS”) to deliver products purchased through our direct channel to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.

Relying on third-party service providers puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their inability to meet our shipping demands. If we are forced to use other delivery service providers, our costs could increase and we may be unable to meet shipment deadlines. Moreover, we may be unable to obtain terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. In addition, if our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. We may be subject to shipping surcharges during the peak holiday shopping season, which may have a negative impact on our earnings. These factors may negatively impact our financial condition and results of operations.

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

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people, information systems and facilities and expand, train and manage our employee base. We have rapidly increased employee headcount to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 89 full-time employees and 220 part-time and flexible part-time employees as of December 31, 2009 to 589 full-time employees and 1,583 part-time and flexible part-time employees as of January 28, 2018, and we expect to add a significant number of employees in fiscal 2018. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. Failure to manage our hiring needs effectively or successfully integrate new employees may have a material adverse effect on our business, financial condition and operating results.

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

In addition, as we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, purchase inventory, pay personnel and invest in our infrastructure and facilities. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations and will require interest payments that would create additional cash demands and financial risk for us.

We maintain debt that could adversely affect our operating flexibility and put us at a competitive disadvantage.

The borrowings under our revolving credit facility typically peak during our third or fourth fiscal quarter, and reached a peak of $58.0 million in November of fiscal 2017.

Our level of debt and the limitations imposed on us by our credit agreement could have important consequences for investors, including the following:

•

we may not be able to obtain additional debt financing for future working capital, capital expenditures, to support our growth plans, or other corporate purposes or may have to pay more for such financing;

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

During fiscal 2017, approximately 50% of our products were sourced through a third-party purchasing agent and another 18% of our products were sourced through another vendor. The remaining products were sourced from a variety of domestic and international suppliers. If these suppliers are unable or unwilling to provide the products or services that we require or materially increase their costs, our ability to offer and deliver our products on a timely and profitable basis could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. We do not have written agreements with our top suppliers, and we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect. Furthermore, if any of our significant suppliers were to become subject to bankruptcy, receivership or similar proceedings, customs actions, or other legal actions, we may be unable to arrange for alternate or replacement relationships on terms as favorable as our current terms, which could adversely affect our sales and operating results.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Wisconsin, Nevada and Pennsylvania. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center or at points of export or import, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

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

In the normal course of business we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information. Consumers and employees continue to have significant concerns about the security of personal information transmitted over the Internet, the possibility of identity theft, and measures to ensure user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to ever increasing security threats, and we and our customers could suffer harm if sensitive and confidential customer information were accessed by an unauthorized third party due to a vulnerability or security flaw in our systems or those of our third-party service providers. Any security incident or breach could require significant expenditures and time to remediate, severely damage our reputation and our relationships with customers and expose us to risks of litigation, regulatory enforcement, and other liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more complex and uncertain. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of sensitive and confidential customer information. We continually work to install new and/or upgrade our information technology systems to combat the ever evolving security risks and to comply with our legal and regulatory obligations, and we provide employee awareness training around phishing, social engineering, and other cyber risks to ensure we are protected, to the extent possible, against cyber risks and security breaches.

We rely significantly on information technology, and any inadequacy, interruption, integration failure or security failure of this technology could harm our ability to effectively operate our business.

Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce and catalog operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage or interruption. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach of security of these systems could adversely impact the operations of our business, including disruption of our ability to accept and fulfill customer orders, effective management of inventory, inefficient ordering and replenishment of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media.

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

Our failure to comply with the restrictive covenants under our revolving credit facility and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

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

Our Class A common stock has ten votes per share, and our Class B common stock has one vote per share. Given the greater number of votes per share attributed to our Class A common stock, our Executive Chairman, Stephen L. Schlecht, who is our only Class A shareholder, beneficially owns shares representing approximately 67.2% of the voting power of our outstanding capital stock. As a result of our dual class ownership structure, Mr. Schlecht will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. Mr. Schlecht owns shares representing approximately 36.6% of the economic interest of our outstanding capital stock and, together with our other executive officers, directors and their affiliates, owns shares representing approximately 43.5% of the economic interest and 70.8% of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, these shareholders will be able to control elections of directors, amendments of our articles of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class B common stock.

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

The market price of our Class B common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations, particularly in our segment growth rates and margins;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

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

We remain an emerging growth company and may continue to take advantage of these provisions until the earliest to occur of: (i) the last day of our fiscal year following the fifth anniversary of our IPO, which will occur on the last day of fiscal 2020; (ii) the date on which we are deemed to be a “large accelerated filer” (which means (a) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (b) we have filed at least one annual report on Form 10-K, and (c) we have been subject to the reporting requirements of the Exchange Act for at least twelve months); (iii) the last day of our fiscal year during which our annual gross revenue exceeds $1.0 billion; and (iv) the date on which we issue more than $1.0 billion of non-convertible debt during the previous three-year period.

We cannot predict if investors will find our Class B common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. If some investors find our Class B common stock less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our Class B common stock, and our stock price may be more volatile. We also cannot predict if the lack of an independent auditor’s attestation of our internal control over financial reporting pursuant to Section 404 would allow any material design or operating effectiveness in control deficiencies to go undetected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of January 28, 2018 (except as noted):

			Gross
			Square	Leased /
Location	Segment	Primary Use	Footage	Owned
Belleville, WI	Direct	Corporate headquarters and distribution center	220,000	Owned
Mt. Horeb, WI	Direct	Innovation center	24,000	Leased
Verona, WI	Direct	Returns center	30,000	Leased
Mt. Horeb, WI	Retail	Flagship store	13,126	Leased
Port Washington, WI	Retail	Store	9,984	Leased
Bloomington, MN	Retail	Store	15,068	Leased
Duluth, MN	Retail	Store	16,800	Leased
Fridley, MN	Retail	Store	15,082	Leased
Ankeny, IA	Retail	Store	12,249	Leased
Sioux Falls, SD	Retail	Store	9,166	Leased
Omaha, NE	Retail	Store and call center	20,801	Leased
LaCrosse, WI	Retail	Store and call center	15,000	Leased
Hoffman Estates, IL	Retail	Store	14,525	Leased
Downers Grove, IL	Retail	Store	13,885	Leased
King of Prussia, PA	Retail	Store	20,388	Leased
Manassas, VA	Retail	Store	15,000	Leased
Independence, MO	Retail	Store	14,732	Leased
Noblesville, IN	Retail	Store	14,557	Leased
Burlington, MA	Retail	Store	16,360	Leased
Macomb, MI	Retail	Store	16,474	Leased
Warwick, RI	Retail	Store	14,528	Leased
West Chester, OH	Retail	Store	14,557	Leased
Pittsburgh, PA	Retail	Store	14,557	Leased
St. Charles, MO	Retail	Store	12,960	Leased
Thornton, CO	Retail	Store	20,015	Leased
Avon, OH	Retail	Store	14,557	Leased
Louisville, KY	Retail	Store	15,456	Leased
Woodbury, MN	Retail	Store	14,950	Leased
Grandville, MI	Retail	Store	14,557	Leased
Waukesha, WI	Retail	Store	15,536	Leased
Wixom, MI	Retail	Store	14,557	Leased
Anchorage, AK	Retail	Store(1)	25,409	Leased
West Fargo, ND	Retail	Store(2)	14,557	Leased
Portland, OR	Retail	Store(2)	19,075	Leased
Colorado Springs, CO	Retail	Store(2)	12,410	Leased
Lubbock, TX	Retail	Store(2)	15,536	Leased
Denton, TX	Retail	Store(2)	14,557	Leased
Columbus, OH	Retail	Store(2)	14,749	Leased
Arlington, TX	Retail	Store(2)	15,536	Leased
Oklahoma City, OK	Retail	Store(2)	15,536	Leased
South Portland, ME	Retail	Store(2)	12,951	Leased
Canton, OH	Retail	Store(2)	14,557	Leased
Golden, CO	Retail	Store(2)	20,218	Leased
Belleville, WI	Direct/Retail	Outlet store and call center	17,890	Owned
Oshkosh, WI	Direct/Retail	Outlet store and call center(3)	12,777	Leased
Redwing, MN	Retail	Outlet store and call center	15,560	Leased

_____________________________

(1)	Opened March 1, 2018.
(2)	Leased to open new store.
(3)	Oshkosh gross square footage includes remodel in fiscal 2018.

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

Executive Officers of Duluth Holdings Inc.

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The information presented below is as of March 20, 2018.

Name	Age	Office
Stephen L. Schlecht	70

Mr. Schlecht is the founder of our Company and has served as Executive Chairman of the Board since February 2015. Mr. Schlecht has served on our board of directors since our founding in 1986. Mr. Schlecht previously served as our Chief Executive Officer from February 2003 to February 2015, as President from February 2003 to February 2012 and as President and Chief Executive Officer of GEMPLER’S, Inc., which he founded in 1986, until February 2003. Mr. Schlecht holds a B.S.B.A. degree and an M.B.A. from Northwestern University. Mr. Schlecht has over 47 years of experience in the direct marketing and retail industries and has extensive leadership experience and strategic vision.

Stephanie L. Pugliese	47

Ms. Pugliese has served as President of the Company since February 2012 and as Chief Executive Officer since February 2015 and a director since September 2015. Ms. Pugliese has previously served as our Chief Operating Officer from February 2014 to February 2015, as our Senior Vice President and Chief Merchandising Officer from July 2010 to February 2012, and as our Vice President of Product Development from November 2008 to July 2010. Ms. Pugliese previously served as a senior executive in several positions with Lands’ End, Inc. from November 2005 to October 2008, including General Merchandising Manager of Women’s Apparel, Men’s Apparel, and the Home Division. She also previously held the position of Vice President of Merchandising at Ann Inc. from March 2000 to May 2003. Ms. Pugliese holds a B.A. degree in marketing from New York University Stern School of Business. Ms. Pugliese is a seasoned executive with over 26 years of experience in the retail apparel industry.

David Loretta	50

Mr. Loretta has been our Chief Financial Officer since July 2017. Mr. Loretta previously served four years as President and Chief Financial Officer of Nordstrom Bank and led all financial and operating functions of their proprietary card operations. During his tenure, Mr. Loretta was responsible for financial reporting, budgeting, forecasting and long-range strategic planning as well as operational leadership. Previously at Nordstrom, Inc., he served as corporate Vice President and Treasurer overseeing treasury, investor relations and corporate development. Before his 13 years with Nordstrom, Mr. Loretta was Director of Planning and Analysis for Restoration Hardware, Inc., where he developed a companywide budgeting, forecasting and reporting process for the retail stores, catalog direct mail and e-commerce. Following his time at Nordstrom, Mr. Loretta launched and operated his own company, Pacific Time, LLC, a unique food and beverage business, from 2014 to 2016.  Mr. Loretta earned an MBA from San Diego State University and a B.A. in Business Economics from the University of California, Riverside.

Allen L. Dittrich	63

Mr. Dittrich has served as our Senior Vice President of Omnichannel Customer Experience and Operations since February 2015. He has previously served as Senior Vice President of Retail at Allen-Edmonds Shoe Corporation from November 2009 until February 2015 and Chief Executive Officer of Retail Associates Ltd. from February 2006 to October 2008. Mr. Dittrich has also previously served as Executive Vice President and Chief Operating Officer of Gander Mountain from 2003 to August 2005 and Chief Merchandising and Marketing Officer from April 1998 to 2003. Prior thereto, Mr. Dittrich served as a senior executive in several positions with the Department Store Division at Dayton Hudson where he was employed from 1977 to 1998, including Senior Vice President General Merchandising Manager Home and Cosmetics and Senior Vice President General Merchandising Manager of Men’s and Children’s. Mr. Dittrich also served on our advisory board for fiscal 2014. Mr. Dittrich holds a B.A. degree in Business Administration and Marketing from Winona State University. Mr. Dittrich has held multiple senior executive roles and has over 40 years of experience in the direct marketing and retail industries.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class B common stock is traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015. The following table sets forth the reported high and low sales prices of our Class B common stock as reported by the NASDAQ Global Select Market,  for the fiscal period indicated. On March 20, 2018, the last reported sale price of our Class B common stock was $16.82.

Fiscal 2017 quarter ended:	High	Low
January 28, 2018	$20.70	$15.13
October 29, 2017	21.76	18.29
July 30, 2017	22.49	16.01
April 30, 2017	23.76	18.25

Fiscal 2016 quarter ended:
January 29, 2017	$38.19	$22.58
October 30, 2016	31.79	24.23
July 31, 2016	27.21	21.13
May 1, 2016	25.65	14.00

Our Class A common stock is neither listed nor traded on an exchange.

As of March 15, 2018, there were approximately 15 holders of record based upon data provided by our transfer agent, one of whom is the sole holder of our Class A common stock and 14 of whom are holders of our Class B common stock. We believe the number of beneficial holders of the Company’s Class B common stock is in excess of this amount.

Dividends

Our Class B common stock began trading on November 20, 2015, since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Prior to our initial public offering, as an “S” corporation, we distributed annually to our shareholders amounts sufficient to cover their tax liabilities, due to income that flowed through the shareholders’ tax returns. During the first quarter of 2016, we paid the remaining balance of our final “S” corporation distribution, which resulted in a total final distribution of $46.6 million. The final “S” corporation distribution includes an amount of income based on our results of operations for the full 2015 calendar year, which is our 2015 tax year, prorated from January 1, 2015 through the date of our conversion to a “C” corporation.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Stock Performance Graph

The following graph compares the cumulative total return to shareholders on Duluth Holdings Inc. Class B common stock from November 20, 2015, the first day our Class B common stock began trading on the NASDAQ Global Select Market, through January 28, 2018, the last day of fiscal 2017, for which trading occurred, with the NASDAQ Global Select Market Index and the NASDAQ Global Retail Index for the same period. The graph assumes an initial investment of $100 on November 20, 2015 in our Class B common stock, the NASDAQ Global Select Market and the NASDAQ Global Retail Index. The graph also assumes that the initial prices of our Class B common stock, the NASDAQ Global Select Market and the NASDAQ Global Retail Index on November 20, 2015 were the closing prices on that trading day.

$200.00
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
11/20/15
1/29/16
4/29/16
7/29/16
10/28/16
1/27/17
4/30/17
7/30/17
10/29/17
1/28/17
DLTH
NASDAQ Global Select Market
NASDAQ Global Retail Index

Company/Market/Peer Group	11/20/15	01/29/16	04/29/16	07/29/16	10/28/16	01/27/17	04/30/17	07/30/17	10/29/17	01/28/18
DLTH	$ 100.00	$ 120.95	$ 174.29	$ 181.68	$ 195.53	$ 168.28	$ 162.27	$ 143.30	$ 148.28	$ 136.85
NASDAQ Global Select Market	$ 100.00	$ 90.57	$ 93.68	$ 101.31	$ 101.89	$ 111.06	$ 118.73	$ 125.16	$ 131.64	$ 147.42
NASDAQ Global Retail Index	$ 100.00	$ 98.18	$ 103.51	$ 107.69	$ 102.99	$ 105.32	$ 112.03	$ 112.98	$ 115.82	$ 139.48

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from Duluth Trading’s audited consolidated financial statements, with the exception of the information presented in the pro forma net income lines, which was unaudited, and should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8. Financial Statements and Supplementary Data, and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014
(in thousands, except per share and number of stores data)
Consolidated Statements of Operations:
Net sales	$471,447	$376,116	$304,157	$231,867	$163,089
Net income attributable to controlling interest	$23,351	$21,315	$27,439	$23,647	$15,516
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,853	31,527	25,250	23,815	23,632
Net income per share attributable to controlling interest	$0.73	$0.68	$1.09	$0.99	$0.66
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,285	32,249	25,978	24,002	23,703
Net income per share attributable to controlling interest	$0.72	$0.66	$1.06	$0.99	$0.65
Pro forma net income information (Unaudited)(1):
Pro forma net income attributable to controlling interest	$—	$—	$17,267	$14,188	$9,310
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)	$—	$—	$0.68	$0.60	$0.39
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)	$—	$—	$0.66	$0.59	$0.39
Consolidated Balance Sheets:
Cash	$2,865	$24,042	$37,873	$7,881	$7,500
Total assets	$223,102	$155,967	$120,620	$70,949	$55,463
Total debt, including current portion	$1,508	$777	$5,023	$5,683	$5,103
Working capital	$51,530	$66,127	$73,700	$25,714	$22,035
Operating Data:
Number of stores(2)	31	16	9	6	4
Total store gross square footage	438,912	205,826	96,939	68,080	36,198
Capital expenditures	$46,464	$28,672	$7,306	$5,269	$3,952
EBITDA(3)	$44,823	$39,946	$32,168	$26,269	$17,548
Adjusted EBITDA(3)	$46,420	$41,170	$34,003	$26,661	$17,624

_____________________________

(1)

The unaudited pro forma net income information gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximate our statutory income tax rate, of 40%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to “C” corporation. The Company was a “C” corporation for the entire fiscal year ended January 28, 2018 and January 29, 2017, therefore pro forma net income information is not applicable for these periods.

(2)	Includes three outlet stores as of January 28, 2018, two outlet stores as of January 29, 2017 and January 31, 2016 and one outlet store as of February 1, 2015 and February 2, 2014.
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

The following discussion contains references to fiscal years 2017, 2016 and 2015, which refer to our fiscal years ended January 28, 2017, January 29, 2017, and January 31, 2016, respectively. Fiscal years 2017, 2016 and 2015 were 52-week periods.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 70.2% of our fiscal 2017 consolidated net sales, compared to 82.3% in fiscal 2016. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 28, 2017, we operated 28 retail stores and three outlet stores. Net sales for our retail segment represented 29.8% of our fiscal 2017 consolidated net sales, compared to 17.7% in fiscal 2016. In fiscal 2017, we opened our first store in the Western United States in Thornton, Colorado. We opened a total of 14 retail stores and one outlet store, adding a total of approximately 233,000 gross square feet.

We offer a comprehensive line of innovative, durable and functional product, such as our Longtail T® shirts, Buck NakedTM underwear, Fire Hose® work pants and No-Yank™ Tank, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a heritage in workwear that transcends tradesmen and appeals to a broad demographic for everyday and on-the-job use.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 32 consecutive quarters through January 28, 2018;
•	Net sales in fiscal 2017 increased by 25.3% over the prior year to $471.4 million;
•	Net income in fiscal 2017 increased by 9.6% over the prior year to $23.4 million; excluding the impact of the U.S. Tax Cuts and Jobs Act, net income increased by 0.8% to $21.5 million;
•	Adjusted EBITDA in fiscal 2017 increased by 12.8% over the prior year to $46.4 million;
•	Our retail stores have achieved an average payback of less than two years.

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

Gross Profit

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or market reserves; inbound freight; and freight from our distribution centers to our retail stores. Depreciation and amortization is excluded from gross profit. The primary drivers of the costs of individual goods are raw material costs. We expect gross profit to increase to the extent that we successfully grow our net sales. Given the size of our direct segment sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset shipping and handling expense included in selling, general and administrative expenses. We have experienced declines in shipping and handling revenues, and this trend is expected to continue. Declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense. Our gross profit may not be comparable to other retailers, as we do not include distribution network and store occupancy expenses in calculating gross profit, but instead we include them in selling, general and administrative expenses.

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

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
(in thousands)
Direct net sales	$330,940	$309,674	$266,341
Retail net sales	140,507	66,442	37,816
Net sales	471,447	376,116	304,157
Cost of goods sold (excluding depreciation and amortization)	210,428	161,970	130,636
Gross profit	261,019	214,146	173,521
Selling, general and administrative expenses	223,947	179,145	144,371
Operating income	37,072	35,001	29,150
Interest expense	1,988	194	306
Other income, net	421	247	181
Income before income taxes	35,505	35,054	29,025
Income tax expense	11,878	13,525	1,339
Net income	23,627	21,529	27,686
Less: Net income attributable to noncontrolling interest	276	214	247
Net income attributable to controlling interest	$23,351	$21,315	$27,439
Percentage of Net sales:
Direct net sales	70.2%	82.3%	87.6%
Retail net sales	29.8%	17.7%	12.4%
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	44.6%	43.1%	43.0%
Gross profit	55.4%	56.9%	57.0%
Selling, general and administrative expenses	47.5%	47.6%	47.5%
Operating income	7.9%	9.3%	9.6%
Interest expense	0.4%	0.1%	0.1%
Other income, net	0.1%	0.1%	0.1%
Income before income taxes	7.5%	9.3%	9.5%
Income tax expense	2.5%	3.6%	0.4%
Net income	5.0%	5.7%	9.1%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%	0.1%
Net income attributable to controlling interest	5.0%	5.7%	9.0%
Pro Forma Net Income Information(1):
Income attributable to controlling interest before provision for income taxes			$28,778
Pro forma provision for income taxes			11,511
Pro forma net income attributable to controlling interest			$17,267

_____________________________

(1)

The unaudited pro forma net income information for fiscal 2015 presented gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximate our statutory income tax rate, of 40%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a  “C” corporation.

Fiscal 2017 Compared to Fiscal 2016

Net Sales

Net sales increased $95.3 million, or 25.3%, to $471.4 million in fiscal 2017 compared to $376.1 million in fiscal 2016, driven by gains in both direct and retail segments of $21.3 million, or 6.9%, and $74.1 million, or 111.5%, respectively, across all product categories and in both our men’s and women’s business. The $74.1 million increase in retail net sales was primarily attributable to the opening of 15 new stores during fiscal 2017, coupled with an entire full year of net sales from our seven stores we opened in fiscal 2016.

Gross Profit

Gross profit increased $46.9 million, or 21.9%, to $261.0 million in fiscal 2017 compared to $214.1 million in fiscal 2016. As a percentage of net sales, gross margin decreased 150 basis points to 55.4% of net sales in fiscal 2017 compared to 56.9% of net sales in fiscal 2016. The decrease in gross margin rate was primarily due to a decline in shipping revenues, a  slight increase in global promotions, including flash sales during our fiscal fourth quarter, and an increase in freight cost for transporting inventory from our Belleville distribution center to our stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $44.8 million, or 25.0%, to $223.9 million in fiscal 2017 compared to $179.1 million in fiscal 2016. Selling, general and administrative expenses as percentage of net sales decreased 10 basis points to 47.5%  in fiscal 2017, compared to 47.6% in fiscal 2016. The increase in selling, general and administrative expenses of $44.8 million was primarily attributable to increases of $10.1 million in advertising and marketing costs, $16.0 million in selling expenses and $18.7 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 210 basis points to 18.8% in fiscal 2017, compared to 20.9% in fiscal 2016.  The 210 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 140 basis points in catalog costs, a decrease of 40 basis points in digital advertising, and a decrease of 30 basis points in national television advertising as a result of leverage gained from the increase in retail net sales as discussed above.

As a percentage of net sales, selling expenses increased 60 basis points to 14.5% in fiscal 2017, compared to 13.9% in fiscal 2016.  The increase in selling expenses as a percentage of net sales was primarily due an increase of 100 basis points in customer service due to the growth in retail, partially offset by a decline in shipping expenses attributable to the leverage gained from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 140 basis points to 14.2% in fiscal 2017, compared to 12.8% in fiscal 2016.  The 140 basis point increase in general and administrative expenses as a percentage of net sales was primarily due to an increase of 80 basis points in occupancy and equipment cost due to retail growth, an increase of 30 basis points in depreciation expense primarily due to the increase in stores and infrastructure and technology investments, coupled with an increase of 20 basis points in personnel due to an increase in headcount to support the growth of the business.

Segment Operating Income

Direct segment operating income decreased $11.2 million, or 45.8%, to $13.2 million in fiscal 2017 compared to $24.5 million in fiscal 2016. Direct segment operating income as a percentage of net sales decreased 390 basis points to 4.0% in fiscal 2017, compared to 7.9% in fiscal 2016. The 390 basis point decrease in direct segment operating income was primarily due to a decline of 160 basis points in direct gross margins, based on the factors discussed above in gross profit, coupled with a decline of 70 basis points  due to an increase in headcount to support the growth of the business, a decline of 30 basis points in advertising and marketing, and a decline of 30 basis points  due to hosting fees.

Retail segment operating income increased $13.3 million, or 126.0%, to $23.8 million in fiscal 2017 compared to $10.5 million in fiscal 2016. Retail segment operating income as a percentage of net sales increased 110 basis points to 17.0% in fiscal 2017, compared to 15.9% in fiscal 2016. The 110 basis points increased in retail segment operating income was primarily due to a decline of 30 basis point in advertising and marketing costs, and a 140 basis point decline in personnel expenses primarily due to leveraged gained from higher retail sales, which was partially offset by a decline in gross margin of 80 basis point due to the factors discussed above in gross profit.

Interest Expense

Interest expense increased $1.8 million to $2.0 million in fiscal 2017 compared to $0.2 million in fiscal 2016. The increase in interest expense was primarily attributable to an increase in our build-to-suit retail stores and an increase in borrowings on our revolving line of credit during fiscal 2017 as compared to the prior year.

Income Taxes

Income tax expense was $11.9 million in fiscal 2017 compared to $13.5 million in fiscal 2016. Our effective tax rate related to controlling interest was 33.7% and 38.9% in fiscal 2017 and fiscal 2016, respectively.

The decrease in the year-over-year effective tax rate for the year ended January 28, 2018 was primarily attributable to the $1.5 million benefit related to remeasurement of net deferred tax liabilities resulting from the enactment of An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) and the benefit attributable to the reduction in the U.S. federal statutory rate in fiscal 2017 pursuant to the Tax Act.

As a result of the Tax Act, we have calculated a U.S. federal statutory corporate income tax rate of 33.9% for the fiscal year ending January 28, 2018, and we expect the U.S. federal statutory rate to be 21% for fiscal years beginning after January 28, 2018. Overall, we anticipate the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have favorable impact on our future U.S. tax expense and operating cash flows.

Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions. The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. For example, we anticipate that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the annual effective tax rate. Any adjustment to these amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which we expect will be no later than the fourth quarter of fiscal 2018.

Net Income

Net income increased $2.0 million, or 9.6%, to $23.4 million in fiscal 2017 compared to $21.3 million in fiscal 2016, primarily due to the factors discussed above. Excluding the impact from the Tax Act discussed above, net income increased $0.2 million, or 0.8% to $21.5 million in fiscal 2017.

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

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
(in thousands)
Net income	$23,627	$21,529	$27,686
Depreciation and amortization	7,330	4,698	2,837
Interest expense	1,988	194	306
Income tax expense	11,878	13,525	1,339
EBITDA	44,823	39,946	32,168
Non-cash stock based compensation	1,597	1,224	720
Payment of grantees' tax liabilities associated with grant of restricted stock awards	—	—	1,115
Adjusted EBITDA	$46,420	$41,170	$34,003

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $5.3 million, or 12.8%, to $46.4 million in fiscal 2017 compared to $41.2 million in fiscal 2016. As a percentage of net sales, Adjusted EBITDA decreased 110 basis points to 9.8% of net sales in fiscal 2017 compared to 10.9% of net sales in fiscal 2016.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $7.2 million, or 21.1%, to $41.2 million in fiscal 2016 compared to $34.0 million in fiscal 2015. As a percentage of net sales, Adjusted EBITDA decreased 30 basis points to 10.9% of net sales in fiscal 2016 compared to 11.2% of net sales in fiscal 2015.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities as well as cash on hand and a $60 million revolving line of credit as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. Based on our growth plans and capital expenditures discussed below, we expect that our current $60.0 million revolving line of credit will not be sufficient to support our growth strategy. In the first half of fiscal 2018, we plan to refinance our current $60 million revolving line of credit that locks in longer-term commitments and allows us to increase our borrowing capacity.

We expect to spend approximately $45.0 million to $55.0 million in fiscal 2018 on capital expenditures, net of proceeds from finance lease obligations, including a total of approximately $27.0 million to $32.0 million  for new retail store expansion. We expect capital expenditures of $2.0 million and starting inventory of $0.5 million to open a new store. We anticipate opening 15 stores in fiscal 2018. At January 28, 2018, our working capital was $51.5 million, which includes cash of $2.9 million. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
(in thousands)
Net cash provided by operating activities	$29,868	$20,253	$14,214
Net cash used in investing activities	(55,805)	(30,341)	(7,362)
Net cash provided by (used in) financing activities	4,760	(3,743)	23,140
Increase (Decrease) in cash	$(21,177)	$(13,831)	$29,992

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2017, net cash provided by operating activities was $29.9 million, which consisted of net income of $23.6 million, non-cash depreciation and amortization of $7.3 million, amortization of stock-based compensation of $1.6 million and deferred income taxes of $0.5 million, offset by cash used in operating assets and liabilities of $3.2 million. The cash used in operating assets and liabilities of $3.2 million primarily consisted of a $17.6 million increase in inventory due to growth and supply of inventory for our new retail stores in the first quarter of fiscal 2018 and $2.3 million increase in prepaid expense, partially offset by increases in trade accounts payable and accrued expenses and deferred rent obligations of $6.4 million and $7.4 million, respectively, coupled with an increase in income taxes payable of $2.4 million. The increase in trade accounts payable and accrued expenses were primarily due to an increase in inventory and timing of payments.

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

For fiscal 2017, net cash used in investing activities was $55.8 million, primarily driven by capital expenditures of $46.5 million, due mainly to the opening of 15 new stores, and investments in information technology related to our order management system and e-commerce platform,  a  $6.3 million purchase of an available-for-sale security, and change in restricted cash of $2.8 million.

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

For fiscal 2017, net cash provided by financing activities was $4.8 million, which includes borrowings of $88.9 million on our revolving line of credit to support our capital expenditures discussed above and working capital needs, offset by payments of $88.9 million on our revolving line of credit,  proceeds of $3.9 from finance lease obligations in connection with our build-to-suit lease transactions, $0.8 million in proceeds from long-term debt, and $0.8 million for capital contributions to SRV.

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

Line of Credit

On September 29, 2017, we entered into a first amendment to the Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”), providing for borrowing availability of up to $60.0 million from September 29, 2017 through July 31, 2019. Effective November 1, 2017, we entered into a second amendment to the Amended and Restated Agreement, providing for borrowing availability of up to $80.0 million from November 1, 2017 through December 31, 2017 and borrowing availability of up to $60.0 million from January 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.8% at January 28, 2018). The Amended and Restated Agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits. As of and for the fiscal year ended January 28, 2018, we were in compliance with all financial and non-financial covenants.

Contractual Obligations

We enter into long term contractual obligations and commitments in the normal course of business. As of January 28, 2017, our contractual cash obligations were as follows:

	Maturing in:
			2019	2021	2023
			to	to	and
	Total	2018	2020	2022	after
(in thousands)
Debt(1)	$1,473	$80	$160	$160	$1,073
Capital lease obligations(2)	43	7	13	13	10
Operating leases(3)	142,024	10,163	23,805	22,092	85,964
Total	$143,540	$10,250	$23,978	$22,265	$87,047

_____________________________

(1)	Consists of mortgage notes.
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

Revenue Recognition

For fiscal 2017 and prior periods, we recognized revenue from direct sales generally upon customer receipt of the product and from retail sales at the point of sale. This represents the point at which all risks and rewards of ownership of the product are passed, there is persuasive evidence that an arrangement exists, title has passed to the customer, the price to the buyer is fixed or determinable and collectability is reasonably assured.

For fiscal 2017 and prior periods, we recognized shipping and handling fees as revenue included in net sales when generated from a customer order upon customer receipt of the product. Costs of shipping and handling are included in selling, general and administrative expenses.

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

Inventories

Our inventories are composed of finished goods and are stated at the lower of cost and net realizable value, with cost determined using the first-in, first-out method. Net realizable value is defined as the ‘estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” To determine if the value of inventory should be marked down below original cost, we consider current and anticipated demand, customer preference and the inventory’s age. The inventory value is adjusted periodically to reflect current market conditions, which requires our judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

Stock-Based Compensation – Private Company Equity Grants

We have issued restricted shares of our Class B common stock to key employees, executives and board members under restricted stock agreements. These issuances generally vest evenly over a period ranging from two to five years from the grant date and become fully vested on the applicable anniversary date of each restricted stock agreement, unless otherwise stated in the terms of each individual award. Prior to November 19, 2015, we were a private company with no active public market for our Class B common stock. The fair value of our Class B common stock was measured on September 30, 2014, December 31, 2013 and December 31, 2012 for our fiscal years 2015, 2014 and 2013, respectively. The restricted stock value was based on the estimated fair value of our Class B common stock on the grant date, which may differ from the fair value measure dates above. In the absence of a public trading market, we considered numerous objective and subjective factors to determine our best estimate of the fair value of the restricted shares of our Class B common stock on the grant date. Our estimate of this stock-based compensation was equivalent to the fair value of our Class B common stock that was ultimately expected to vest. The stock-based compensation is recognized as compensation expense over the requisite service period or a sale or change in control of our Company if such event occurs prior to the completion of the service period.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

See Note 8 “Income Taxes,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either on a retrospective basis to each prior reporting period presented or a modified retrospective basis with the cumulative effect of initial adoption reflected as an adjustment to open retained earnings. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Accordingly, we adopted ASU 2014-09 on January 29, 2018, the first day of our first quarter for the fiscal year ending February 3, 2019, our fiscal year 2018. We adopted ASU 2014-09 on a modified retrospective basis.  Based on our analysis to date, we expect a change in revenue recognition for our direct sales, such that, revenues on direct sales will be recognized upon shipment as opposed to current recognition upon delivery. Revenue recognition relative to retail sales is not expected to vary from current recognition. We expect to expense the cost of catalogs upon mailing as opposed to deferring the cost and amortizing the expense over a three to five month period. Finally, we expect our balance sheet will be grossed up to present an asset for recovery, separately from inventory and a refund liability related to sales returns. We continue to evaluate the new disclosure requirements of ASU 2014-09 on our consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued Accounting Standards Update No. 2016-01,  Financial Instruments (Subtopic 825-10)  (“ASU 2016-01”), which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The most significant impact relates to the accounting for equity investments. ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017, accordingly, we adopted ASU 2016-01 on January 29, 2018. We currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

Statement of Cash Flows

In November 2016, the FASB issued Accounting Standards Update No. 2016-18,  Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for public entities with fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We adopted ASU 2016-18 on January 29, 2018, the first day of our first quarter for the fiscal year ending February 3, 2019, our fiscal year 2018, and expect to include restricted cash in total cash and cash equivalents on the Company’s statement of cash flows.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02,  Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets, but recognize expenses on the income statements in a manner which is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We expect to adopt ASU 2016-02 on February 4, 2019, the first day of our first quarter for the fiscal year ending February 2, 2020, our fiscal year 2019.  We conduct our retail operations through leased stores and therefore, we expect the adoption of ASU 2016-02 to result in an increase in assets and liabilities on the Company’s Consolidated Balance Sheets, due to recording of right-to-use assets and the corresponding lease liabilities, which is expected to be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk Factors

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which bears interest at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.8% at January 28, 2018). As of January 28, 2018,  there was no balance outstanding under the revolving line of credit. Based on the average interest rate on the revolving line of credit during fiscal 2017, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Duluth Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc. a Wisconsin corporation and subsidiary and affiliate (the “Company”) as of January 28, 2018 and January 29, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2018 and January 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois

March 21, 2018

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	January 28, 2018	January 29, 2017
ASSETS
Current Assets:
Cash	$2,865	$24,042
Accounts receivable	52	45
Other receivables	273	349
Inventory, less reserve for excess and obsolete items of $1,866 and $1,242, respectively	89,548	70,368
Prepaid expenses	7,642	4,860
Deferred catalog costs	1,446	1,582
Total current assets	101,826	101,246
Property and equipment, net	109,705	52,432
Restricted cash	4,218	1,435
Available-for-sale security	6,323	—
Goodwill	402	402
Other assets, net	628	452
Total assets	$223,102	$155,967
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$17,320	$9,330
Accrued expenses and other current liabilities	25,261	19,822
Income taxes payable	7,631	5,225
Current maturities of long-term debt	84	742
Total current liabilities	50,296	35,119
Finance lease obligations under build-to-suit leases	26,578	3,349
Long-term debt, less current maturities	1,424	35
Deferred rent obligations, less current maturities	3,355	2,109
Deferred tax liabilities	2,100	1,567
Total liabilities	83,753	42,179
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of January 28, 2018 and January 29, 2017	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of January 28, 2018 and January 29, 2017	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,101 shares issued and 29,098 shares outstanding as of January 28, 2018 and 29,012 shares issued and outstanding as of January 29, 2017	—	—
Treasury stock, at cost; 3 and 0 shares as of January 28, 2018 and January 29, 2017, respectively	(57)	—
Capital stock	88,043	86,446
Retained earnings	48,084	24,733
Total shareholders' equity of Duluth Holdings Inc.	136,070	111,179
Noncontrolling interest	3,279	2,609
Total shareholders' equity	139,349	113,788
Total liabilities and shareholders' equity	$223,102	$155,967

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Net sales	$471,447	$376,116	$304,157
Cost of goods sold (excluding depreciation and amortization)	210,428	161,970	130,636
Gross profit	261,019	214,146	173,521
Selling, general and administrative expenses	223,947	179,145	144,371
Operating income	37,072	35,001	29,150
Interest expense	1,988	194	306
Other income, net	421	247	181
Income before income taxes	35,505	35,054	29,025
Income tax expense	11,878	13,525	1,339
Net income	23,627	21,529	27,686
Less: Net income attributable to noncontrolling interest	276	214	247
Net income attributable to controlling interest	$23,351	$21,315	$27,439
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	31,853	31,527	25,250
Net income per share attributable to controlling interest	$0.73	$0.68	$1.09
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,285	32,249	25,978
Net income per share attributable to controlling interest	$0.72	$0.66	$1.06
Pro forma net income information (Unaudited) (Note 1):
Income attributable to controlling interest before provision for income taxes			$28,778
Pro forma provision for income taxes			11,511
Pro forma net income attributable to controlling interest			$17,267
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)			$0.68
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)			$0.66

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Net income	$23,627	$21,529	$27,686
Other comprehensive income
Change in value of interest rate swap agreement	—	27	18
Comprehensive income	23,627	21,556	27,704
Comprehensive income attributable to noncontrolling interest	276	214	247
Comprehensive income attributable to controlling interest	$23,351	$21,342	$27,457

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entities	equity
Balance at February 1, 2015	24,062	$802	$—	$36,025	$(45)	$1,480	$38,262
Issuance of common stock	587	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of costs	7,667	83,923	—	—	—	—	83,923
Amortization of stock-based compensation	—	664	—	56	—	—	720
Capital contributions	—	—	—	—	—	344	344
Distributions	—	—	—	(60,077)	—	(390)	(60,467)
Net income	—	—	—	27,439	—	247	27,686
Change in value of interest rate swap agreement	—	—	—	—	18	—	18
Balance at January 31, 2016	32,316	$85,389	$—	$3,443	$(27)	$1,681	$90,486
Issuance of common stock	60	—	—	—	—	—	—
Amortization of stock-based compensation	—	1,057	—	167	—	—	1,224
Capital contributions	—	—	—	—	—	744	744
Distributions	—	—	—	(192)	—	(30)	(222)
Net income	—	—	—	21,315	—	214	21,529
Change in value of interest rate swap agreement	—	—	—	—	27	—	27
Balance at January 29, 2017	32,376	$86,446	$—	$24,733	$—	$2,609	$113,788
Issuance of common stock	110	—	—	—	—	—	—
Restricted stock forfeitures	(21)	—	—	—	—	—	—
Amortization of stock-based compensation	—	1,597	—	—	—	—	1,597
Restricted stock surrendered for taxes	(3)	—	(57)	—	—	—	(57)
Capital contributions	—	—	—	—	—	794	794
Distributions	—	—	—	—	—	(400)	(400)
Net income	—	—	—	23,351	—	276	23,627
Balance at January 28, 2018	32,462	$88,043	$(57)	$48,084	$—	$3,279	$139,349

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Cash flows from operating activities:
Net income	$23,627	$21,529	$27,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,330	4,698	2,837
Amortization of stock-based compensation	1,597	1,224	720
Deferred income taxes	533	1,536	31
Loss on disposal of property and equipment	2	3	5
Changes in operating assets and liabilities:
Accounts receivable	(7)	(25)	(3)
Other receivables	76	(273)	(2)
Inventory	(17,553)	(14,446)	(13,623)
Prepaid expense	(2,320)	(1,177)	(967)
Deferred catalog costs	419	1,472	1,502
Trade accounts payable	6,363	(2,962)	(5,544)
Income taxes payable	2,406	3,917	1,308
Accrued expenses and deferred rent obligations	7,395	4,757	264
Net cash provided by operating activities	29,868	20,253	14,214
Cash flows from investing activities:
Purchases of property and equipment	(46,464)	(28,672)	(7,306)
Purchase of available-for-sale security	(6,323)	—	—
Change in restricted cash	(2,783)	(1,435)	—
Purchases of other assets	(235)	(234)	(56)
Net cash used in investing activities	(55,805)	(30,341)	(7,362)
Cash flows from financing activities:
Net proceeds from initial public offering	—	—	83,923
Proceeds from line of credit	88,898	25,385	102,862
Payments on line of credit	(88,898)	(25,385)	(103,462)
Proceeds from long term debt	800	—	47,100
Payments on long term debt	(54)	(4,226)	(46,899)
Payments on capital lease obligations	(15)	(20)	(261)
Proceeds from finance lease obligations	3,949	—	—
Payments on finance lease obligations under build-to-suit leases	(321)	(19)	—
Distributions to shareholders	—	(192)	(60,077)
Shares withheld for tax payments on vested restricted stock	(57)	—	—
Distributions to holders of noncontrolling interest in variable interest entities	(400)	(30)	(390)
Capital contributions to variable interest entities	794	744	344
Other	64	—	—
Net cash provided by (used in) financing activities	4,760	(3,743)	23,140
Increase (Decrease) in cash	(21,177)	(13,831)	29,992
Cash at beginning of period	24,042	37,873	7,881
Cash at end of period	$2,865	$24,042	$37,873
Supplemental disclosure of cash flow information
Interest paid	$1,848	$185	$301
Income taxes paid	$9,002	$6,698	$—
Property and equipment acquired under build-to-suit leases	$19,537	$3,369	$—
Unpaid liability to acquire property and equipment	$2,028	$3,485	$112

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of January 28, 2018, the Company operated 28 retail stores and three outlet stores.  The Company’s products are marketed under the Duluth Trading Company brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2017, 2016 and 2015 ended on January 28, 2018, January 29, 2017, and January 31, 2016, respectively, and were all 52-week periods.

Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

Unaudited Pro Forma Net Income Information

For the year ended January 31, 2016, the unaudited pro forma net income information gives effect to the conversion of the Company to a “C” corporation on November 25, 2015. Prior to such conversion, the Company was an “S” corporation and generally not subject to income taxes. The pro forma net income, therefore, includes an adjustment for income tax expense on the income attributable to controlling interest as if the Company had been a “C” corporation as of February 4, 2013 at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory rate for each period. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to a “C” corporation.

For the year ended January 31, 2016, the unaudited pro forma basic and diluted net income per share of Class A and Class B common stock is computed using the unaudited pro forma net income, as discussed above.

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold		Selling, General and Administrative Expenses
•	Direct cost of purchased merchandise	•	Payroll and payroll-related expenses
•	Inventory shrinkage and inventory adjustments due to obsolescence	•	Third party logistics ("3PL")
•	Inbound freight	•	Occupancy expenses related to stores and operations at the Company's headquarters, including utilities
•	Freight from the Company's distribution centers to its stores	•	Depreciation and amortization
		•	Advertising expenses, including television advertising, catalog production and mailing and print advertising costs
		•	Freight associated with shipping product to customers
		•	Consulting and professional fees

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

Catalog and advertising expenses were $88.6 million, $78.5 million and $65.2 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $28.1 million, $24.3 million and $20.4 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Income Taxes

Prior to November 25, 2015, the Company was taxed as an “S” corporation for income tax purposes under section 1362 of the Code, and therefore was not subject to federal and state income taxes. On November 25, 2015, the Company’s “S” corporation status terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

As a result of the conversion, effective November 25, 2015, the Company accounts for income taxes and related accounts using the liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between U.S. GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment. A valuation allowance is established if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company establishes assets and liabilities for uncertain tax positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company recognizes penalties and interest related to uncertain tax positions as income tax expense. See Note 8 “Income Taxes,” of these Notes to Consolidated Financial Statements for further discussion.

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

Significant Suppliers

The Company’s principal supplier of inventory accounted for 50%,  51% and 54% of total inventory expenditures in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The Company also had a second supplier that accounted for 18%,  21% and 17% of total inventory expenditures in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Inventory Valuation

Inventory, consisting of purchased product, is valued at the lower of cost and net realizable value, under the first-in, first-out method.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment consist of the following:

	January 28, 2018	January 29, 2017
(in thousands)
Land and land improvements	$3,055	$2,986
Leasehold improvements	20,985	12,752
Buildings	33,906	16,178
Vehicles	177	177
Warehouse equipment	5,850	3,939
Office equipment and furniture	22,161	11,125
Computer equipment	3,573	2,509
Software	7,540	6,659
	97,247	56,325
Accumulated depreciation and amortization	(22,739)	(15,529)
	74,508	40,796
Construction in progress	35,197	11,636
Property and equipment, net	$109,705	$52,432

The Company recorded depreciation expense of $7.3 million, $4.6 million and $2.8 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The Company expenses all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

Property and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life. Depreciable lives by major classification are as follows:

	Years
Land improvements	15	-	40
Leasehold improvements	3	-	15
Buildings			39
Vehicles	5	-	10
Warehouse equipment	5	-	15
Office equipment and furniture	3	-	10
Computer equipment	3	-	5
Software	3	-	5

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

As of January 28, 2018, and January 29, 2017, the Company capitalized $36.5 million and $6.6 million in property and equipment, respectively, and $0.3 million and $0.01 million in accumulated depreciation, respectively, and recorded a $26.6 million and a $3.3 million non-current liability, respectively, related to build-to-suit lease transactions in which the Company is considered the owner for accounting purposes.

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

Total goodwill is reported in the Company’s direct segment. Management performed a qualitative assessment of goodwill as of December 31, 2017, 2016 and 2015, and determined that it was more likely than not that the fair value of the Company was greater than its carrying amount; as such, no further evaluation of goodwill was deemed necessary. No impairment was recognized for the years ended January 28, 2018, January 29, 2017, or January 31, 2016.

Other Assets

Other assets include loan origination fees, trade names and other non-current assets which are amortized over their estimated useful lives ranging from three to fifteen years. Other assets also include security deposits required by certain of the Company’s lease agreements and prepaid expenses which are not expected to be amortized within the next 12 months. Amortization expense was $0.1 million for each fiscal 2017, fiscal 2016 and fiscal 2015. Accumulated amortization was $0.3 million and $0.2 million as of January 28, 2018 and January 29, 2017, respectively.

Scheduled future amortization of amortizable other assets are as follows as of January 28, 2018:

Fiscal year
(in thousands)
2018	$29
2019	26
2020	22
2021	21
2022	20
Thereafter	80
$198

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

For fiscal 2017, fiscal 2016 and fiscal 2015, management did not identify any events or changes in circumstances that indicated the potential impairment of long-lived assets.

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

Store Pre-opening Costs

Store pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses.

Stock-Based Compensation

In connection with the IPO, the Company adopted the 2015 Equity Incentive Plan of Duluth Holdings Inc. (“2015 Plan”), which provides compensation alternatives such as stock options, shares, restricted stock, restricted stock units, deferred stock

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

and performance share units, using or based on the Company’s Class B common stock. At the time of adoption, the Company reserved 1,614,631 shares of Class B common stock for the issuance of awards under the 2015 Plan. On the first day of the first four fiscal years following the IPO, the number of shares reserved for future issuance under the 2015 Plan will increase by 1.25% of the number of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year. On January 29, 2018, the number of Class B common stock available for future issuance under the 2015 Plan was 2,653,439 shares.

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

Total stock compensation expense associated with restricted stock recognized by the Company was $1.6 million, $1.2 million and $0.7 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following is a summary of the activity in the Company’s non-vested restricted stock during the years ended January 28, 2018, January, 29, 2017, and January 31, 2016:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at February 1, 2015	246,708	$1.67
Granted	587,769	3.78
Vested	(38,124)	3.35
Outstanding at January 31, 2016	796,353	3.15
Granted	59,814	23.41
Vested	(61,455)	7.52
Outstanding at January 29, 2017	794,712	4.34
Granted	110,878	19.54
Vested	(347,825)	3.04
Forfeited	(21,294)	22.31
Outstanding at January 28, 2018	536,471	$7.60

At January 28, 2018, the Company had unrecognized compensation expense of $2.1 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years.

Taxes Collected from Customers

The Company presents all non-income government-assessed taxes (sales, use and value-added taxes) collected from its customers and remitted to governmental agencies on a net basis (excluded from revenue) in its consolidated financial statements.

Other Comprehensive Income or Loss

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2016 and fiscal 2015, other comprehensive income or loss consists of changes in the fair value of the Company’s interest rate swap agreements.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

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

The carrying values of cash, accounts receivable, accounts payable and long-term obligations approximate fair value. The carrying value of goodwill and intangible assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). The carrying value of the Company's available-for-sale security was valued based on a discounted cash flow method (Level 3).

	January 28, 2018				January 29, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Estimated
	Cost	Gains	Losses	Fair Value	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,323	$—	$—	$6,323	$—

The following table presents the future receipts related to the Company’s available-for-sale security by contractual maturity as of January 28, 2018. Cost and estimated fair value are equal.

Estimated
Fair Value
(in thousands)
Within one year	$28
After one year through five years	739
After five years through ten years	1,208
After ten years	4,348
Total	$6,323

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

3.  DEBT AND LINES OF CREDIT

Debt consists of the following:

	January 28, 2018	January 29, 2017
(in thousands)
SRV Mortgage Term A Note	$690	$727
SRV Mortgage Term B Note	783	—
Capitalized lease obligations	35	50
	$1,508	$777
Less: current maturities	(84)	(742)
Long-term debt	$1,424	$35

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

Line of Credit

On September 29, 2017, the Company entered into a first amendment to the Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”), providing for borrowing availability of up to $60.0 million from September 29, 2017 through July 31, 2019. Effective November 1, 2017, the Company entered into a second amendment to the Amended and Restated Agreement, providing for borrowing availability of up to $80.0 million from November 1, 2017 through December 31, 2017 and borrowing availability of up to $60.0 million from January 1, 2018 through July 31, 2019. The Amended and Restated Agreement matures on July 31, 2019, and bears interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 2.8% at January 28, 2018). The Amended and Restated Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement does not contain borrowing base limits.

As of January 28, 2018 and for the fiscal year then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

Future principal maturities of all debt including capital leases are as follows as of January 28, 2018:

Fiscal year
(in thousands)
2018	$84
2019	86
2020	86
2021	86
2022	86
Thereafter	1,080
$1,508

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 28, 2018	January 29, 2017
(in thousands)
Salaries and benefits	$5,370	$3,885
Deferred revenue	7,285	5,590
Freight	4,062	1,574
Product returns	1,080	1,088
Catalog costs	839	556
Unpaid purchases of property & equipment	2,028	3,485
Accrued advertising	1,011	1,060
Other	3,586	2,584
Total accrued expenses and other current liabilities	$25,261	$19,822

5.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of January 28, 2018 and January 29, 2017, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

The consolidated balance sheets include the following amounts as a result of the consolidation of SRV:

	January 28, 2018	January 29, 2017
(in thousands)
Cash	$655	$139
Other receivables	10	9
Property and equipment, net	4,114	3,248
Other assets, net	53	5
Total assets	$4,832	$3,401

Other current liabilities	$160	$792
Long-term debt	1,393	—
Noncontrolling interest in VIE	3,279	2,609
Total liabilities and shareholders' equity	$4,832	$3,401

The real property owned by SRV is collateral for SRV’s 2017 Notes (see Note 3 “Debt and Lines of Credit”).

On August 18, 2017, the Company entered into a lease agreement with TRI Holdings, LLC (“TRI”), the developer of the Company’s future headquarters in Mt. Horeb, Wisconsin. The Company expects to take occupancy of the future headquarters on November 1, 2018. The Company determined it had a variable interest in TRI, however, the Company does not consolidate TRI, as the Company is not the primary beneficiary. In conjunction with the lease, the Company invested $6.3 million in a trust (see Note 2 Summary of Significant Accounting Policies under the header Fair Value Measurements) that loaned funds to TRI for the construction of the Company’s future headquarters. The Company does not consolidate the trust as the Company is not the primary beneficiary.

The Company does not consolidate Schlecht Port Washington LLC (“SPW”) because the Company is not the primary beneficiary.

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

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$23,351	$21,315	$27,439
Denominator - weighted average shares (Class A and Class B)
Basic	31,853	31,527	25,250
Dilutive shares	432	722	728
Diluted	32,285	32,249	25,978
Earnings per share (Class A and Class B)
Basic	$0.73	$0.68	$1.09
Diluted	$0.72	$0.66	$1.06

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

Segment information is presented in the following tables:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
(in thousands)
Net sales
Direct	$330,940	$309,674	$266,341
Retail	140,507	66,442	37,816
Total net sales	$471,447	$376,116	$304,157
Operating income
Direct	$13,247	$24,458	$21,031
Retail	23,825	10,543	8,119
Total operating income	37,072	35,001	29,150
Interest expense	1,988	194	306
Other income, net	421	247	181
Income before income taxes	$35,505	$35,054	$29,025

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Segment total assets

	January 28, 2018	January 29, 2017
(in thousands)
Direct	$133,866	$115,239
Retail	89,236	40,728
Total assets at period end	$223,102	$155,967

Segment depreciation and amortization

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
(in thousands)
Direct	$2,855	$2,763	$1,786
Retail	4,475	1,935	1,051
Total depreciation and amortization	$7,330	$4,698	$2,837

Segment capital expenditures

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
(in thousands)
Direct	$10,813	$13,307	$3,550
Retail	35,651	15,365	3,756
Total capital expenditures	$46,464	$28,672	$7,306

8.  INCOME TAXES

On November 25, 2015, the Company’s “S” corporation status terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21%.

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”). When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of the Tax Act, the Company has calculated a U.S. federal statutory corporate income tax rate of 33.9% for the fiscal year 2017. The U.S. federal statutory corporate income tax rate of 33.9% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to the Company’s current fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable from January 1 to January 28 of 2018. The Company expects the U.S. federal statutory rate to be 21% for fiscal years beginning after January 28, 2018.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”). SAB 118 expresses views of the staff of the SEC regarding ASC Topic 740, Income Taxes (“ASC 740”) in the reporting period that includes the enactment date of the Tax Act. The SEC staff issuing SAB 118 (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. The Staff’s view of the enactment of the Tax Act has been developed considering the principles of ASC Topic 805, Business Combinations, which addresses the accounting for certain items in a business combination for which the accounting is incomplete upon issuance of the financial statements that include the reporting period in which the business combination occurs. Specifically, the Staff provides that the accounting guidance in ASC Topic 805 may be analogized to the accounting for impacts of the Tax Act. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. For the year

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

ended January 28, 2018, the Company has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2017. Future adjustments will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Accordingly, the Company’s income tax provision as of January 28, 2018 reflects (i) the current year impacts of the Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail. The net benefit on U.S. deferred tax assets and liabilities for the year ended January 28, 2018 was $1.5 million.

The components of income tax expense were as follows:

	Fiscal Year Ended

	January 28, 2018	January 29, 2017	January 31, 2016
(in thousands)
Current:
Federal	$9,118	$10,009	$1,114
State	2,227	1,980	194
	11,345	11,989	1,308
Deferred:
Federal	658	1,496	100
State	(125)	40	(69)
	533	1,536	31
Total income tax expense	$11,878	$13,525	$1,339

The reconciliation of income tax expense to the amount computed at the federal statutory rate was as follows:

	Fiscal Year Ended

	January 28, 2018		January 29, 2017		January 31, 2016
(in thousands)
Federal taxes at statutory rate	$11,939	33.9%	$12,194	35.0%	$10,073	35.0%
Tax effect of earnings not subject to federal income tax due to "S" corporation status	—	—%	—	—%	(8,952)	(31.1)%
Statutory rate change	(1,510)	(4.3)%	—	—%	—	—%
State and local income taxes, net of federal benefit	1,410	4.0%	1,315	3.8%	124	0.4%
Impact of change in tax status	—	—%	—	—%	94	0.3%
Other	39	0.1%	16	0.1%	—	—%
Total income tax expense	$11,878	33.7%	$13,525	38.9%	$1,339	4.6%

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	January 28, 2018	January 29, 2017
(in thousands)
Deferred tax assets:
Returns allowance	$281	$424
Uniform capitalization	723	754
Inventory	485	484
Deferred rent	935	902
Accruals	7,902	2,128
Stock-based compensation	158	—
Advance payments	386	267
Total deferred tax assets	10,870	4,959

Deferred tax liabilities:
Property and equipment	12,174	5,130
Stock-based compensation	—	227
Prepaid expenses	734	1,069
Goodwill and intangibles	62	100
Total deferred tax liabilities	12,970	6,526
Net deferred tax liabilities	$2,100	$1,567

Uncertain Tax Positions

As of January 28, 2018 and January 29, 2017, there were no material unrecognized tax benefits. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no amounts recorded as tax expense for interest or penalties for the years ended January 28, 2018, January 29, 2017, and January 31, 2016.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax years beginning January 1, 2014, and state tax returns for tax years beginning January 1, 2013, are open for examination.

9.  LEASES

The Company is party to non-cancellable operating leases. Store leases generally have initial lease terms ranging from five to fifteen years with renewal options on substantially the same terms and conditions as the original leases.

The Company leases retail space in Port Washington, Wisconsin,  from SPW, which is owned by the majority shareholder of the Company. The lease expires in December 2023 and is accounted for as an operating lease. The Company has the option to renew the lease for one additional five-year period under substantially the same terms. The lease provides for base monthly payments of $10,600 beginning in October 2013 and effective January 2015, monthly payments increase by 2% annually. As of January 28, 2017, the base monthly payment was $11,500. Rental expense was $0.1 million for fiscal 2017, fiscal 2016 and fiscal 2015.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Future minimum lease payments under the non-cancellable operating leases are as follows as of January 28, 2017:

	Related
Fiscal year	party	Other	Total
(in thousands)
2018	$133	$10,030	$10,163
2019	147	11,988	12,135
2020	144	11,526	11,670
2021	147	10,840	10,987
2022	149	10,956	11,105
Thereafter	136	85,828	85,964
Total future minimum lease payments	$856	$141,168	$142,024

Total rent expense under non-cancellable operating leases was  $5.5 million,  $3.5 million and $1.7 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

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

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2017,  2016 and 2015.

The Company’s total expenses under the Plan were $0.8 million, $0.6 million and $0.5 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2017
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per share)
Net sales	$83,687	100.0%	$86,226	100.0%	$83,729	100.0%	$217,805	100.0%
Gross profit	48,643	58.1%	48,923	56.7%	47,427	56.6%	116,026	53.3%
Operating income (loss)	749	0.9%	7,389	8.6%	(612)	-0.7%	29,546	13.6%
Net income (loss) attributable to controlling interest	355	0.4%	4,284	5.0%	(816)	-1.0%	19,528	9.0%
Basic earnings (loss) per share attributable to controlling interest (Class A and Class B)	0.01		0.13		(0.03)		0.61
Diluted earnings (loss) per share attributable to controlling interest (Class A and Class B)	0.01		0.13		(0.03)		0.60

	Fiscal 2016
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per share)
Net sales	$68,632	100.0%	$65,823	100.0%	$67,008	100.0%	$174,653	100.0%
Gross profit	39,691	57.8%	38,922	59.1%	38,748	57.8%	96,785	55.4%
Operating income	5,341	7.8%	5,986	9.1%	819	1.2%	22,855	13.1%
Net income attributable to controlling interest	3,241	4.7%	3,619	5.5%	462	0.7%	13,993	8.0%
Basic earnings per share attributable to controlling interest (Class A and Class B)	0.10		0.11		0.01		0.44
Diluted earnings per share attributable to controlling interest (Class A and Class B)	0.10		0.11		0.01		0.43

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either on a retrospective basis to each prior reporting period presented or a modified retrospective basis with the cumulative effect of initial adoption reflected as an adjustment to open retained earnings. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company adopted ASU 2014-09 on January 29, 2018, the first day of the Company’s first quarter for the fiscal year ending February 3, 2019, the Company’s fiscal year 2018. The Company adopted ASU 2014-09 on a modified retrospective basis. Based on the Company’s analysis to date, the Company expects a change in revenue recognition for its direct sales, such that, revenues on direct sales will be recognized upon shipment as opposed to current recognition upon delivery. Revenue recognition relative to retail sales is not expected to vary from current recognition. The Company expects to expense the cost of catalogs upon mailing as opposed to deferring the cost and amortizing the expense over a three to five month period. Finally, the Company expects its balance sheet will be grossed up to present an asset for recovery, separately from inventory and a refund liability related to sales returns. The Company continues to evaluate the new disclosure requirements of ASU 2014-09 on its consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued Accounting Standards Update No. 2016-01,  Financial Instruments (Subtopic 825-10)  (“ASU 2016-01”), which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The most significant impact relates to the accounting for equity investments. ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017, accordingly, the Company adopted ASU 2016-01 on January 29, 2018. The Company is currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets (right-of-use asset and lease liability), but recognize expenses on the income statements in a manner which is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company expects to adopt ASU 2016-02 on February 4, 2019, the first day of the Company’s first quarter for the fiscal year ending February 2, 2020, the Company’s fiscal year 2019.  The Company conducts its retail operations through leased stores and therefore, the Company expects the adoption of ASU 2016-02 to have an increase in assets and liabilities on the Company’s Consolidated Balance Sheets, due to recording of right-to-use assets and the corresponding lease liabilities, which is expected to be material.

Statement of Cash Flows

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for public entities with fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company expects to adopt ASU 2016-18 on January 29, 2018, the first day of the Company’s first quarter for the fiscal year ending February 3, 2019, the Company’s fiscal year 2018. Upon adoption, the Company expects to include restricted cash in total cash and cash equivalents on the Company’s statement of cash flows.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

15.  SUBSEQUENT EVENTS

Management of the Company evaluated its January 28, 2018 consolidated financial statements for subsequent events through March 21, 2018, the date the financial statements were available to be issued. Management is not aware of any subsequent events which would require recognition or additional disclosure in the financial statements.

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 28, 2018, January 29, 2017 and January 31, 2016

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended January 28, 2018	$1,242	$624	$—	$—	$1,866
Year ended January 29, 2017	1,404	(162)	—	—	1,242
Year ended January 31, 2016	1,290	114	—	—	1,404

Product returns reserve
Year ended January 28, 2018	$1,088	$(8)	$—	$—	$1,080
Year ended January 29, 2017	1,244	(156)	—	—	1,088
Year ended January 31, 2016	961	283	—	—	1,244

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. The Company carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the reasonable assurance level pursuant to Rule 13a-15 of the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of January 28, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of January 28, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. Management has concluded that as of January 28, 2018, its internal control over financial reporting is effective based on the criteria set forth in the COSO Report.

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

Information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 annual meeting of shareholders to be held on May 24, 2018 (the "Proxy Statement"). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 13, 2018.

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

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of Duluth Holdings Inc.” as of March 20, 2018 in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners”  and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions” and “Proposal One: Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Audit Committee Report.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

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

DATE: March 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Stephanie L. Pugliese Stephanie L. Pugliese	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 21, 2018
/s/ David Loretta David Loretta	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2018

Directors: Stephen L. Schlecht, E. David Coolidge III, Francesca M. Edwardson, William E. Ferry, Thomas G. Folliard, David C. Finch, C. Roger Lewis, and Brenda I. Morris.

By:	/s/ Stephanie L. Pugliese	March 21, 2018
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

10.11+	Summary of Outside Director Compensation Program, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed September 6, 2017.
10.12+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
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

10.25+	Offer Letter Dated July 14, 2017 by and between Dave Loretta and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.26+	Form of Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.27

Amended and Restated Loan Agreement, dated October 7, 2016, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc., as amended by the First Amendment to the Amended and Restated Loan Agreement dated September 29, 2017, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 1, 2017.

10.28

Amended and Restated Loan Agreement, dated October 7, 2016, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc., as amended by the Second Amendment to the Amended and Restated Loan Agreement dated November 1, 2017, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 1, 2017.

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