Form 10-Q
period 2018-04-29
DULUTH HOLDINGS INC.
filed 2018-06-06
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2018

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of June 4, 2018, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of June 4, 2018, was 29,219,063.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED April 29, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	April 29, 2018	January 28, 2018
ASSETS
Current Assets:
Cash	$1,179	$2,865
Accounts receivable	30	52
Other receivables	581	273
Inventory, less reserve for excess and obsolete items of $2,569 and $1,866, respectively	97,997	89,548
Prepaid expenses & other current assets	9,707	7,642
Deferred catalog costs	67	1,446
Total current assets	109,561	101,826
Property and equipment, net	129,221	109,705
Restricted cash	2,923	4,218
Available-for-sale security	6,323	6,323
Goodwill	402	402
Other assets, net	579	628
Total assets	$249,009	$223,102
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$14,595	$17,320
Accrued expenses and other current liabilities	25,800	25,261
Income taxes payable	7,359	7,631
Line of credit	21,250	—
Bank overdrafts	478	—
Current maturities of long-term debt	85	84
Total current liabilities	69,567	50,296
Finance lease obligations under build-to-suit leases	34,204	26,578
Long-term debt, less current maturities	1,403	1,424
Deferred rent obligations, less current maturities	3,680	3,355
Deferred tax liabilities	1,763	2,100
Total liabilities	110,617	83,753
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of April 29, 2018 and January 28, 2018	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of April 29, 2018 and January 28, 2018	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,207 shares issued and 29,202 shares outstanding as of April 29, 2018 and 29,101 shares issued and 29,098 shares outstanding as of January 28, 2018	—	—
Treasury stock, at cost; 5 and 3 shares as of April 29, 2018 and January 28, 2018, respectively	(92)	(57)
Capital stock	88,452	88,043
Retained earnings	46,745	48,084
Total shareholders' equity of Duluth Holdings Inc.	135,105	136,070
Noncontrolling interest	3,287	3,279
Total shareholders' equity	138,392	139,349
Total liabilities and shareholders' equity	$249,009	$223,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	April 29, 2018	April 30, 2017
Net sales	$100,207	$83,687
Cost of goods sold (excluding depreciation and amortization)	44,267	35,044
Gross profit	55,940	48,643
Selling, general and administrative expenses	56,197	47,894
Operating (loss) income	(257)	749
Interest expense	821	166
Other income, net	163	57
(Loss) income before income taxes	(915)	640
Income tax (benefit) expense	(232)	225
Net (loss) income	(683)	415
Less: Net income attributable to noncontrolling interest	8	60
Net (loss) income attributable to controlling interest	$(691)	$355
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,046	31,822
Net (loss) income per share attributable to controlling interest	$(0.02)	$0.01
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,046	32,320
Net (loss) income per share attributable to controlling interest	$(0.02)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	April 29, 2018	April 30, 2017
Net (loss) income	$(683)	$415
Other comprehensive income:
Comprehensive (loss) income	(683)	415
Comprehensive income attributable to noncontrolling interest	8	60
Comprehensive (loss) income attributable to controlling interest	$(691)	$355

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

					Noncontrolling
	Capital stock				interest in	Total
			Treasury	Retained	variable interest	shareholders'
	Shares	Amount	stock	earnings	entity	equity
Balance at January 28, 2018	32,462	$88,043	$(57)	$48,084	$3,279	$139,349
Cumulative effect from adoption of ASC 606 (Footnote 1)	—	—	—	(648)	—	(648)
Balance at January 29, 2018	32,462	$88,043	$(57)	$47,436	$3,279	$138,701
Issuance of common stock	106	—	—	—	—	—
Amortization of stock-based compensation	—	409	—	—	—	409
Restricted stock surrendered for taxes	(2)	—	(35)	—	—	(35)
Net income	—	—	—	(691)	8	(683)
Balance at April 29, 2018	32,566	$88,452	$(92)	$46,745	$3,287	$138,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	April 29, 2018	April 30, 2017
Cash flows from operating activities:
Net (loss) income	$(683)	$415
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,309	1,552
Amortization of stock-based compensation	409	324
Deferred income taxes	40	(22)
Changes in operating assets and liabilities:
Accounts receivable	22	14
Other receivables	(308)	(751)
Inventory	(10,363)	(4,453)
Prepaid expense & other current assets	(1,527)	189
Deferred catalog costs	(814)	1,449
Trade accounts payable	(1,441)	188
Income taxes payable	(421)	253
Accrued expenses and deferred rent obligations	1,790	(2,702)
Net cash used in operating activities	(10,987)	(3,544)
Cash flows from investing activities:
Purchases of property and equipment	(14,000)	(8,327)
Change in other assets	43	(27)
Net cash used in investing activities	(13,957)	(8,354)
Cash flows from financing activities:
Proceeds from line of credit	37,464	—
Payments on line of credit	(16,214)	—
Payments on long term debt	(19)	(10)
Payments on capital lease obligations	(1)	(5)
Change in bank overdrafts	478	—
Proceeds from finance lease obligations	266	512
Capital contributions to variable interest entity	—	269
Shares withheld for tax payments on vested restricted shares	(35)	—
Other	24	7
Net cash provided by financing activities	21,963	773
Decrease in cash and restricted cash	(2,981)	(11,125)
Cash and restricted cash at beginning of period	7,083	25,477
Cash and restricted cash at end of period	$4,102	$14,352
Supplemental disclosure of cash flow information:
Interest paid	$737	$140
Income taxes paid	$149	$—
Supplemental disclosure of non-cash information:
Property and equipment acquired under build-to-suit leases	$7,331	$903
Unpaid liability to acquire property and equipment	$2,507	$2,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of April 29, 2018, the Company operated 30 retail stores and three outlet stores. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

B.    Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Company consolidates Schlecht Retail Ventures LLC (“SRV”) as a variable interest entity (see Note 6 “Variable Interest Entity”). All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2018 is a 53-week period and ends on February 3, 2019.  Fiscal 2017 was a 52-week period and ended on January 28, 2018.  The three months of fiscal 2018 and fiscal 2017 represent the Company’s 13-week periods ended April 29, 2018 and April 30, 2017, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended April 29, 2018 and April 30, 2017 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended April 29, 2018 and April 30, 2017. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2018.

C.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

D.   Restricted Cash and Reconciliation of cash and restricted cash to the condensed statement of cash flows

The Company’s restricted cash is held in escrow accounts and is used to pay a portion of the construction loans entered into by third party landlords (the “Landlords”) in connection with the Company’s retail store leases. The restricted cash is disbursed based on the escrow agreements entered into by and among the Landlords, the Company and the escrow agent.

The following table provides a reconciliation of cash and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

April 29, 2018
(in thousands)
Cash	$1,179
Restricted cash	2,923
Total cash and restricted cash shown in the condensed statement of cash flows	$4,102

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

E.    Build-to-Suit Lease

The Company may at times be involved in the construction of stores  to be leased by the Company and, depending on the extent to which the Company is involved, the Company may be deemed the owner of the leased premises for accounting purposes during the store construction period. Similarly, the Company’s lease for its new headquarters is also treated as a build-to-suit lease transaction for accounting purposes during the construction period. For leases that the Company is deemed the owner of the property during the construction period, upon commencement of the construction project, the Company is required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on the Company’s Condensed Consolidated Balance Sheets. Upon the completion of the construction project, the Company performs an analysis on the lease to determine if the Company qualifies for sale-leaseback treatment. For those qualifying leases, the finance lease obligation and the associated property and equipment are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense. If the lease does not qualify for sale-leaseback treatment, the finance lease obligation is amortized over the lease term based on the rent payments in the lease agreement and the associated property and equipment are depreciated over the estimated useful life.

As of April 29, 2018, the Company capitalized $46.6 million in property and equipment and $0.4 million in accumulated depreciation and recorded a $34.2 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes. As of January 28, 2018, the Company capitalized $36.5 million in property and equipment and $0.3 million in accumulated depreciation and recorded a $26.6 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes.

F.    Significant Accounting Policies

Except as disclosed below, there have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended January 28, 2018.

Recently Adopted Accounting Pronouncements

On January 29, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASC 606 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.    ASC 606 also requires disclosure of the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings. As such, the comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 had the following effect beginning with the Company’s January 29, 2018 financial statements: (1) revenues on direct sales are recognized upon shipment, which is when the customer obtains control of the product and reflects the consideration the Company expects to be entitled to in exchange for the product; (2) catalog costs are expensed upon receipt by customers; and (3) the estimated cost of inventory associated with sales returns reserve is presented within prepaid expense and other current assets rather than netted in product returns reserve within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated financial statements.

On January 29, 2018, the Company adopted ASU No. 2016-08, Statement of Cash Flows (Topic 230): Restricted Cash (“ASC 230”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. As a result of the adoption of ASC 230, the Company no longer discloses changes in restricted cash on the statement of cash flows and discloses a reconciliation to the total cash and restricted cash balances on the condensed consolidated balance sheets (see item D above).

On January 29, 2018, the Company adopted ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASC 825-10”), which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The most significant impact relates to the accounting for equity instruments. The adoption of ASC 825-10 did not have a material impact on the Company’s condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

G.    Reclassifications

As discussed above in the significant accounting policies section, with the adoption of ASC 230, the prior year cash flows from investing activities have been reclassified:

April 30, 2017
(in thousands)
Net cash used in investing activities:
As previously reported	$(7,687)
Reclassification based on adoption of ASC 230	(667)
As reclassified	$(8,354)

2.    REVENUES

Effective January 29, 2018, the Company adopted ASC 606 using the modified retrospective method. The comparative information presented in the condensed consolidated financial statements is not restated and is reported under the accounting standards in effect for those periods presented. See Note 1 under “Significant Accounting Policies” for a discussion of the significant changes resulting from the adoption of ASC 606.

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods. For the Company’s direct segment, revenues are recognized upon shipment, which is when the customer obtains control of the product and has the ability to direct the use of the product, including, among other options, the ability to redirect the product to a different shipping destination. For the Company’s retail segment, revenues are recognized at the point of sale. The Company provides the customer the right of return on the product and revenue is adjusted based on an estimate of the expected returns based on historical rates as well as events that may cause changes to historical rates. The Company considers the sale of products in either the direct or retail segment as a single performance obligation. Shipping and processing revenue generated from customer orders are included as a component of net sales and shipping and processing expense, including handling expense, is included as a component of selling, general and administrative expenses. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses.

The Company’s contract liabilities primarily consist of gift card liabilities and are recorded in accrued expenses and other current liabilities under deferred revenue (see Note 4 “Accrued Expenses and Other Current Liabilities”) on the Company’s condensed consolidated balance sheets. Upon the issuance of a gift card, a liability is established for its cash value. The gift card liability is relieved and revenues on gift cards are recorded at the time of redemption by the customer. Based on historical redemption patterns, gift cards are generally redeemed within one year and gift card breakage is not material.

The following table presents the impact of the adoption of ASC 606 on the Company’s condensed consolidated balance sheets as of January 29, 2018, the first day of fiscal 2018:

	January 28, 2018	Adjustments due to ASC 606	January 29, 2018
(in thousands)
Inventory, net	$89,548	$(629)	$88,919
Prepaid expenses & other current assets	7,642	1,073	8,715
Deferred catalog costs	1,446	(1,365)	81
Total current assets	101,826	(921)	100,905
Total assets	223,102	(921)	222,181

Accrued expenses and other current liabilities	25,261	(45)	25,216
Income taxes payable	7,631	149	7,780
Total current liabilities	50,296	104	50,400
Deferred tax liabilities	2,100	(377)	1,723
Total liabilities	83,753	(273)	83,480
Total shareholders' equity	139,349	(648)	138,701
Total liabilities and shareholders' equity	223,102	(921)	222,181

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present  the effects of the adoption of ASC 606 on the Company’s condensed consolidated balance sheets as of April 29, 2018 and the Company’s condensed consolidated statements of operations for the three months ended April 29, 2018:

	April 29, 2018
	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
(in thousands)
Inventory, net	$97,997	$1,156	$99,153
Prepaid expenses & other current assets	9,707	(425)	9,282
Deferred catalog costs	67	268	335
Total current assets	109,561	999	110,560
Total assets	249,009	999	250,008

Accrued expenses and other current liabilities	25,800	2,117	27,917
Total current liabilities	69,567	2,117	71,684
Deferred tax liabilities	1,763	(290)	1,473
Total liabilities	110,617	1,827	112,444
Total shareholders' equity	138,392	(828)	137,564
Total liabilities and shareholders' equity	249,009	999	250,008

	Three Months Ended April 29, 2018
	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
(in thousands)
Net sales	$100,207	$(1,832)	$98,375
Cost of goods sold (excluding depreciation and amortization)	44,267	(833)	43,434
Gross profit	55,940	(999)	54,941
Selling, general and administrative expenses	56,197	996	57,193
Operating (loss) income	(257)	(1,995)	(2,252)
Interest expense	821	—	821
Other income, net	163	—	163
(Loss) income before income taxes	(915)	(1,995)	(2,910)
Income tax (benefit) expense	(232)	(519)	(751)
Net (loss) income	(683)	(1,476)	(2,159)
Less: Net income attributable to noncontrolling interest	8	—	8
Net (loss) income attributable to controlling interest	$(691)	$(1,476)	$(2,167)

3.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	April 29, 2018	January 28, 2018
(in thousands)
SRV Mortgage Term A Note	$681	$690
SRV Mortgage Term B Note	773	783
Line of credit	21,250	—
Capitalized lease obligations	34	35
	$22,738	$1,508
Less: current maturities	(21,335)	(84)
Long-term debt	$1,403	$1,424

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Line of Credit

On September 29, 2017, the Company entered into a first amendment to the Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”),  providing for borrowing availability of up to $60.0 million from September 29, 2017 through July 31, 2019. Effective November 1, 2017, the Company entered into a second amendment to the Amended and Restated Agreement, providing for borrowing availability of up to $80.0 million from November 1, 2017 through December 31, 2017 and borrowing availability of up to $60.0 million from January 1, 2018 through July 31, 2019.  The Amended and Restated Agreement was scheduled to mature on July 31, 2019, and bore interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 3.1% at April 29, 2018). The Amended and Restated Agreement was secured by essentially all Company assets and required the Company to maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement did not contain borrowing base limits.

Effective May 17, 2018, the Company entered into a new credit agreement and subsequently terminated its Amended and Restated Agreement. The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the new credit agreement. See Note 13 “Subsequent Events,” for further information.

As of April 29, 2018 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 29, 2018	January 28, 2018
(in thousands)
Salaries and benefits	$2,142	$5,370
Deferred revenue	4,746	7,285
Freight	2,092	4,062
Product returns	1,315	1,080
Catalog costs	10	839
Unpaid purchases of property & equipment	2,507	2,028
Accrued advertising	7,537	1,011
Other	5,451	3,586
Total accrued expenses and other current liabilities	$25,800	$25,261

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.    INVESTMENT

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

The carrying value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3).

	April 29, 2018				January 28, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Estimated
	Cost	Gains	Losses	Fair Value	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,323	$—	$—	$6,323	$6,323

The following table presents future receipts related to the Company’s available-for-sale security by contractual maturity as of April 29, 2018. Cost and estimated fair value are equal.

Estimated
Fair Value
(in thousands)
Within one year	$56
After one year through five years	759
After five years through ten years	1,236
After ten years	4,272
Total	$6,323

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of April 29, 2018 and January 28, 2018, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of April 29, 2018 and January 28, 2018:

	April 29, 2018	January 28, 2018
(in thousands)
Cash	$695	$655
Other receivables	17	10
Property and equipment, net	4,085	4,114
Other assets, net	13	53
Total assets	$4,810	$4,832

Other current liabilities	$150	$160
Long-term debt	1,373	1,393
Noncontrolling interest in VIE	3,287	3,279
Total liabilities and shareholders' equity	$4,810	$4,832

On August 18, 2017, the Company entered into a lease agreement with TRI Holdings, LLC (“TRI”), the developer of the Company’s future headquarters in Mt. Horeb, Wisconsin.  The Company expects to take occupancy of the future headquarters on November 1, 2018. The Company determined it had a variable interest in TRI, however, the Company does not consolidate TRI, as the Company is not the primary beneficiary. In conjunction with the lease, the Company invested $6.3 million in a trust (see Note 5 “Investment”) that loaned funds to TRI for the construction of the Company’s future headquarters. The Company does not consolidate the trust as the Company is not the primary beneficiary.

7.    EARNINGS PER SHARE

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

	Three Months Ended
	April 29, 2018	April 30, 2017
(in thousands, except per share data)
Numerator - net (loss) income attributable to controlling interest	$(691)	$355
Denominator - weighted average shares (Class A and Class B)
Basic	32,046	31,822
Dilutive shares	—	498
Diluted	32,046	32,320
(Loss) earnings per share (Class A and Class B)
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

The computation of diluted earnings per share for the three months ended April 29, 2018, excludes 0.4 million shares of unvested restricted stock because their inclusion would be anti-dilutive due to a net loss.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.4 million and $0.3 million for the three months ended April 29, 2018 and April 30, 2017, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the three months ended April 29, 2018 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 28, 2018	536,471	$7.60
Granted	106,196	18.15
Vested	(130,310)	4.38
Outstanding at April 29, 2018	512,357	$10.32

At April 29, 2018, the Company had unrecognized compensation expense of $3.6 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.6 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 29, 2018	January 28, 2018
(in thousands)
Land and land improvements	$3,055	$3,055
Leasehold improvements	26,310	20,985
Buildings	36,638	33,906
Vehicles	161	177
Warehouse equipment	5,877	5,850
Office equipment and furniture	25,392	22,161
Computer equipment	3,885	3,573
Software	7,631	7,540
	108,949	97,247
Accumulated depreciation and amortization	(25,008)	(22,739)
	83,941	74,508
Construction in progress	45,280	35,197
Property and equipment, net	$129,221	$109,705

10.    SEGMENT REPORTING

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Segment information is presented in the following table:

	Three Months Ended
	April 29, 2018	April 30, 2017
(in thousands)
Net sales
Direct	$66,212	$63,775
Retail	33,995	19,912
Total net sales	$100,207	$83,687
Operating (loss) income
Direct	$(2,128)	$(157)
Retail	1,871	906
Total operating (loss) income	(257)	749
Interest expense	821	166
Other income, net	163	57
(Loss) income before income taxes	$(915)	$640

Net sales by business is presented in the following table:

	Three Months Ended

	April 29, 2018	April 30, 2017
(in thousands)
Net sales
Men's	$67,919	$58,634
Women's	27,161	20,806
Hard goods/other	5,127	4,247
Total net sales	$100,207	$83,687

Segment total assets is presented in the following table:

	April 29, 2018	January 28, 2018
(in thousands)
Direct	$141,651	$133,866
Retail	107,358	89,236
Total assets at period end	$249,009	$223,102

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 25% and 39% for the three months ended April 29, 2018 and April 30, 2017, respectively.  The decrease in the Company’s effective tax rate was primarily due to U.S. tax reform, which was effective January 1, 2018. The income from SRV was excluded from the calculation of the Company’s effective tax rate, as SRV is an “S” corporation and not subject to income taxes.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets (right-of-use asset and lease liability), but recognize expenses on the income statements in a manner that is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company will adopt ASU 2016-02 on February 4, 2019, the first day of the Company’s first quarter for the fiscal year ending February 2, 2020, the Company’s fiscal year 2019. The Company conducts its retail operations through leased stores and therefore, the Company expects the adoption of ASU 2016-02 to have an increase in assets and liabilities on its consolidated financial statements, due to recording of right-to-use assets and the corresponding lease liabilities, which is expected to be material.

13.    SUBSEQUENT EVENTS

Management of the Company evaluated its April 29, 2018 unaudited condensed consolidated financial statements for subsequent events through June 6, 2018, the date the financial statements were available to be issued. Management is not aware of any subsequent events which would require recognition or additional disclosure in the financial statements, except as noted below.

Effective May 17, 2018, the Company terminated its Amended and Restated Agreement and entered into a new credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit (the “Revolver”), and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL is available to draw upon in differing amounts through May 17, 2020, and matures on May 17, 2023.  The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the Credit Agreement. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement. At the Company’s option, the interest rate applicable to the Revolver or DDTL will be a floating rate equal to: (i) the base rate plus a margin of 25 to 100 basis points (“bps”), based upon the Company’s rent adjusted leverage ratio, or (ii) a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR for such interest period plus a margin of 125 to 200 bps, based upon the Company’s rent adjusted leverage ratio. In addition, outstanding balances under the DDTL requires quarterly principal payments with a final balloon payment at maturity.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 (“2017 Form 10-K”).

The three months of fiscal 2018 and fiscal 2017 represent our 13-week periods ended April 29, 2018 and April 30, 2017, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2017 Form 10-K, which factors are incorporated by reference herein. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 66.1% and 76.2% of our consolidated net sales for the three months ended April 29, 2018 and April 30, 2017, respectively. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of April 29, 2018, we operated 30 retail stores and three outlet stores. Net sales for our retail segment represented 33.9% and 23.8% of our consolidated  net sales for the three months ended April 29, 2018 and April 30, 2017, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 33 consecutive quarters through April 29, 2018;
•	Net sales in fiscal 2018 first quarter increased by 19.7% over the prior year first quarter to $100.2 million;
•	Net loss of $0.7 million in fiscal 2018 first quarter compared to the prior year first quarter net income of $0.4 million;
•	Adjusted EBITDA in fiscal 2018 first quarter decreased by 2.2% over the prior year first quarter to $2.6 million;

•	We opened 2 new stores in fiscal 2018 first quarter, adding approximately 40,000 gross square footage; and
•	Our retail stores have achieved and are expected to have an average payback of less than two years.

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

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Direct sales are recognized upon shipment of the product and retail sales are recognized at the point of sale. We also use net sales as one of the key financial metrics in determining our annual bonus compensation for our employees.

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

	Three Months Ended
	April 29, 2018	April 30, 2017
(in thousands)
Direct net sales	$66,212	$63,775
Retail net sales	33,995	19,912
Net sales	100,207	83,687
Cost of goods sold (excluding depreciation and amortization)	44,267	35,044
Gross profit	55,940	48,643
Selling, general and administrative expenses	56,197	47,894
Operating (loss) income	(257)	749
Interest expense	821	166
Other income, net	163	57
(Loss) income before income taxes	(915)	640
Income tax (benefit) expense	(232)	225
Net (loss) income	(683)	415
Less: Net income attributable to noncontrolling interest	8	60
Net (loss) income attributable to controlling interest	$(691)	$355
Percentage of Net sales:
Direct net sales	66.1%	76.2%
Retail net sales	33.9%	23.8%
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	44.2%	41.9%
Gross profit	55.8%	58.1%
Selling, general and administrative expenses	56.1%	57.2%
Operating (loss) income	(0.3)%	0.9%
Interest expense	0.8%	0.2%
Other income, net	0.2%	0.1%
(Loss) income before income taxes	(0.9)%	0.8%
Income tax (benefit) expense	(0.2)%	0.3%
Net (loss) income	(0.7)%	0.5%
Less: Net income attributable to noncontrolling interest	0.0%	0.1%
Net (loss) income attributable to controlling interest	(0.7)%	0.4%

Three Months Ended April 29, 2018 Compared to Three Months Ended April 30, 2017

Net Sales

Net sales increased  $16.5 million, or 19.7%, to $100.2 million in the three months ended April 29, 2018 compared to $83.7 million in the three months ended April 30, 2017, driven by gains in both direct and retail segments of $2.4 million, or 3.8%, and $14.1 million, or 70.7%, respectively,  with gains across virtually all product categories and in both men’s and women’s business. Our website visits increased 14% in the three months ended April 29, 2018 compared to the three months ended April 30, 2017.  The increase in retail net sales was primarily due to having 13 more stores during the three months ended April 28, 2018 as compared to the three months ended April 30, 2017.

Gross Profit

Gross profit increased $7.3 million, or 15.0%, to $55.9 million in the three months ended April 29, 2018 compared to $48.6 million in  the three months ended April 30, 2017. As a percentage of net sales, gross margin decreased 230 basis points to 55.8% of net sales in the three months ended April 29, 2018, compared to 58.1% of net sales in the three months ended April 30, 2017.  The decrease in gross margin rate was primarily attributable to a decrease in product margins due to product mix, increase in inventory reserve and higher freight cost as a result of retail growth, coupled with a slight decrease in shipping revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.3 million, or 17.3%, to $56.2 million in the three  months ended April 29, 2018 compared to $47.9 million in the three months ended April 30, 2017.  Selling, general and administrative expenses as a percentage of net sales decreased 110 basis points to 56.1% in the three months ended April 29, 2018, compared to 57.2% in the three months ended April 30, 2017.  The increase in selling, general and administrative expenses was attributable to an increase of $0.6 million in advertising and marketing costs, $3.8 million in selling expenses and $3.9 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 360 basis points to 21.6% in the three months ended April 29, 2018, compared to 25.2% in the three months ended April 30, 2017.  The 360 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 300 basis points in catalog costs due to the adoption of the new revenue standard which provides for catalog costs expensed upon customer receipt and a planned decrease in catalog spend as a percentage of net sales, coupled with advertising leverage gained from a higher mix of retail sales as compared to the three months ended April 30, 2017.

As a percentage of net sales, selling expenses increased 150 basis points to 16.1% in the three months ended April 29, 2018, compared to 14.6% in the three months ended April 30, 2017, primarily due to an increase of 140 basis points in customer service due to our growth in retail and an increase of 60 basis points in distribution labor,  which was partially offset by a decrease of 60 basis points in shipping expenses attributable to the leverage gained from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 100 basis points to 18.4% in the three months ended April 29, 2018,  compared to 17.4% in the three months ended April 30,  2017.  The 110 basis point increase was primarily attributable to an increase of 50 basis points in depreciation as a result of more stores, 30 basis points in information technology hosting fees and outside services, and 20 basis points in personnel expense due to increase headcount to support the growth of our business.

Segment Operating (Loss) Income

Corporate expenses are included in our direct segment and the majority of advertising costs are included in our direct segment, with the exception of retail-specific advertising. As such, our direct segment is generally burdened with higher overhead and advertising expenses.

Direct segment operating loss of $2.1 million in the three months ended April 29, 2018 compared to a loss of $0.2 million in the three months ended April 30, 2017. Direct segment operating loss as a percentage of direct net sales decreased 300 basis points to 3.2% in the three months ended April 29, 2018 compared to 0.2% in the three months ended April 30, 2017. The 300 basis point decline was primarily due to a decline of 230 basis points in direct gross margins, based on the factors discussed above in gross profit, coupled with an increase in selling expenses of 90 basis points due to increased distribution costs and an increase of 150 basis points in general and administrative expenses due to an increase in personnel costs and information technology hosting fees and outside services to support the growth of our direct business, partially offset by a decline of 180 basis points in advertising and marketing. The decrease of 180 basis points in advertising and marketing costs was primarily due to a decrease in catalog costs due to the adoption of the new revenue standard as discussed above, partially offset by increase in basis points in web and television advertising as a percentage of net sales.

Retail segment operating income increased $1.0 million to $1.9 million in the three months ended April 29, 2018 compared to $0.9 million in the three months ended April 30, 2017. Retail segment operating income as a percentage of retail net sales increased 90 basis points to 5.5% in the three months ended April 29, 2018 compared to 4.6% in the three months ended April 30, 2017. The 90 basis point increase was primarily due to a decline of 180 basis points in retail gross margins, primarily due to product mix and an increase in retail shrink reserve, coupled with an increase of 160 basis points in selling expenses due to growth of retail, which was more than offset by a decrease of 410 basis points in general and administrative expenses primarily due to leverage gained from higher retail net sales and a decrease of 40 basis points in advertising.

Interest Expense

Interest expense was $0.8 million in the three months ended April 29, 2018, compared to $0.2 million in the three months ended April 29, 2017. The increase in interest expense was primarily attributable to an increase in our build-to-suit retail stores.

Income Tax (Benefit) Expense

Income tax benefit was $0.2 million  in the three months ended April 29, 2018, compared to income tax expense of $0.2 million in the three months ended April 30, 2017.  The decrease was primarily attributable to a net loss in comparison to a net income in the prior year three months ended April 30, 2017.  Our effective tax rate related to controlling interest was 25% and 39%, for the three months ended April 29, 2018 and April 30, 2017, respectively. The decrease in our effective tax rate was primarily due to the U.S. tax reform, which was effective January 1, 2018.

Net (Loss) Income

Net loss was $0.7 million, in the three months ended April 29, 2018 compared to a net income of $0.4 million in the three months ended April 30, 2017, primarily due to the factors discussed above.

Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	April 29, 2018	April 30, 2017
(in thousands)
Net (loss) income	$(683)	$415
Depreciation and amortization	2,309	1,552
Interest expense	821	166
Income tax (benefit) expense	(232)	225
EBITDA	$2,215	$2,358
Non-cash stock based compensation	409	324
Adjusted EBITDA	$2,624	$2,682

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $0.1 million, or 2.2%, to $2.6 million in the three months ended April 29, 2018 compared to $2.7 million in the three months ended April 30, 2017. As a percentage of net sales, Adjusted EBITDA decreased 60 basis points to 2.6% of net sales in the three months ended April 29, 2018 compared to 3.2% of net sales in the three months ended April 30, 2017.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Effective May 17, 2018, we entered into a new credit facility which provides for borrowing of up to $80.0 million on a revolving line of credit and an additional $50.0 million delayed draw term loan. The $80.0 million revolving line of credit matures on May 17, 2023 and we have the option to draw in various amounts on the $50.0 million term loan through May 17, 2020, with  a maturity on May 17, 2023. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $45.0 million to $55.0 million in fiscal 2018 on capital expenditures, net of proceeds from finance lease obligations, including a total of approximately $27.0 million to $32.0 million for new retail store expansion and remodels. We expect capital expenditures of approximately $2.0 million and starting inventory of $0.5 million to open a new store. At April 29, 2018, our net working capital was $40.0 million, including $1.2 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	April 29, 2018	April 30, 2017
(in thousands)
Net cash used in operating activities	$(10,987)	$(3,544)
Net cash used in investing activities	(13,957)	(8,354)
Net cash provided by financing activities	21,963	773
Decrease in cash and restricted cash	$(2,981)	$(11,125)

Net Cash used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization,  stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the three months ended April 29, 2018 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2018 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the three months ended April 29, 2018, net cash used in operating activities was $11.0 million, which consisted of net loss of $0.7 million, non-cash depreciation and amortization of $2.3 million and stock based compensation of $0.4 million, offset by cash used in operating assets and liabilities of $13.1 million. The cash used in operating assets and liabilities of $13.1 million primarily consisted of $10.4 million increase in inventory, primarily due to the increase in the number of our retail stores,  $1.5 million increase in prepaid expenses and other current assets due to growth and adoption of the new revenue standard as a result of the increase in estimated expected inventory returns, and $1.4 million decrease in trade accounts payable primarily due to timing of payments.

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

For the three months ended April 29, 2018, net cash used in investing activities was $14.0 million and was primarily driven by capital expenditures of $14.0 million for new retail stores and retail store build-out, as well as investments in information technology.

For the three months ended April 30, 2017, net cash used in investing activities was $8.4 million and was primarily driven by capital expenditures of $8.3 million for the opening of four new retail stores.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to holders of the noncontrolling interest in our variable interest entity Schlecht Retail Ventures LLC (“SRV”), proceeds from finance lease obligations and capital contributions to SRV.

For the three months ended April 29, 2018, net cash provided by financing activities was $22.0  million, primarily consisting of proceeds of $21.3 million, net from our revolving line of credit to fund working capital and capital expenditures,

$0.5 million in change in bank overdraft, and $0.3 million from finance lease obligations in connection with our build-to-suit lease transactions.

For the three months ended April 30, 2017, net cash provided by financing activities was $0.8 million, primarily consisting of proceeds of $0.5 million from our finance lease obligations in connection with our build-to-suit lease transactions and $0.3 million for capital contributions to SRV.

Line of Credit

On September 29, 2017, we entered into a first amendment to the Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”), providing for borrowing availability of up to $60.0 million from September 29, 2017 through July 31, 2019. Effective November 1, 2017, the Company entered into a second amendment to the Amended and Restated Agreement, providing for borrowing availability of up to $80.0 million from November 1, 2017 through December 31, 2017 and borrowing availability of up to $60.0 million from January 1, 2018 through July 31, 2019. The Amended and Restated Agreement was scheduled to mature on July 31, 2019, and bore interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 3.1% at April 29, 2018). The Amended and Restated Agreement was secured by essentially all Company assets and required the Company to maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement did not contain borrowing base limits.

Effective May 17, 2018, we entered into a new credit agreement and subsequently terminated our Amended and Restated Agreement. The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the new credit agreement. The new credit agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including a trailing twelve month maximum rent adjusted leverage ratio and minimum fixed charge coverage ratio.  See Note 13 “Subsequent Events,” included in this Quarterly Report on Form 10-Q for further information.

As of April 29, 2018 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2017 Form 10-K, except as discussed below.

Recently Adopted Accounting Pronouncements

On January 29, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASC 606 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASC 606 also requires disclosure of the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings. As such, the comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 had the following effect beginning with our January 29, 2018 financial statements: (1) revenues on direct sales are recognized upon shipment, which is when the customer obtains control of the product and reflects the consideration we expect to be entitled to in exchange for the product; (2) catalog costs are expensed upon receipt by customers; and (3) the estimated cost of inventory associated with sales returns reserve is now presented within prepaid and other current assets rather than netted in product returns reserve within accrued expenses. The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated financial statements.

On January 29, 2018, we adopted ASU No. 2016-08, Statement of Cash Flows (Topic 230): Restricted Cash (“ASC 230”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. As a result of the adoption of ASC 230, we no longer disclose the changes in restricted cash on the statement of cash flows and disclose a reconciliation to the total cash and restricted cash balances on the condensed consolidated balance sheets.

On January 29, 2018, we adopted ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASC 825-10”), which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The most significant impact relates to the accounting for equity instruments. The adoption of ASC 825-10 did not have a material impact on our condensed consolidated financial statements.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets, but recognize expenses on the income statements in a manner which is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We expect to early adopt ASU 2016-02 on January 29, 2018, the first day of our first quarter for the fiscal year ending February 3, 2019, our fiscal year 2018. We conduct our retail operations through leased stores and therefore, we expect the adoption of ASU 2016-02 to have an increase in assets and liabilities on our consolidated balance sheets, due to recording of right-to-use assets and the corresponding lease liabilities, which is expected to be material.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2017 Form 10-K. See Note 3 “Debt and Line of Credit,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to our line of credit.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2017 Form 10-K. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended April 29, 2018, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the quarter ended April 29, 2018.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
January 29 - February 25, 2018	—	$—	—	$—
February 26 - April 1, 2018	—	—	—	—
April 2 - April 29, 2018	1,823	19.47	—	—
Total	1,823	$19.47	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

+	Indicates management contract or compensation plan or arrangement
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2018
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial Officer and Principal Accounting Officer)