Form 10-Q
period 2018-07-29
DULUTH HOLDINGS INC.
filed 2018-09-06
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2018

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of September 4, 2018, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of September 4, 2018, was 29,224,207.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED July 29, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	July 29, 2018	January 28, 2018
ASSETS
Current Assets:
Cash	$2,423	$2,865
Accounts receivable	46	52
Other receivables	336	273
Inventory, less reserve for excess and obsolete items of $2,124 and $1,866, respectively	102,365	89,548
Prepaid expenses & other current assets	10,256	7,642
Deferred catalog costs	1,213	1,446
Total current assets	116,639	101,826
Property and equipment, net	144,800	109,705
Restricted cash	1,154	4,218
Available-for-sale security	6,323	6,323
Goodwill	402	402
Other assets, net	1,120	628
Total assets	$270,438	$223,102
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$19,455	$17,320
Accrued expenses and other current liabilities	20,522	25,261
Income taxes payable	2,236	7,631
Bank overdrafts	481	—
Current maturities of long-term debt	85	84
Total current liabilities	42,779	50,296
Finance lease obligations under build-to-suit leases	40,485	26,578
Long-term debt, less current maturities	36,382	1,424
Deferred rent obligations, less current maturities	4,099	3,355
Deferred tax liabilities	1,400	2,100
Total liabilities	125,145	83,753
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of July 29, 2018 and January 28, 2018	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of July 29, 2018 and January 28, 2018	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,227 shares issued and 29,222 shares outstanding as of July 29, 2018 and 29,101 shares issued and 29,098 shares outstanding as of January 28, 2018	—	—
Treasury stock, at cost; 5 and 3 shares as of July 29, 2018 and January 28, 2018, respectively	(92)	(57)
Capital stock	88,901	88,043
Retained earnings	53,122	48,084
Total shareholders' equity of Duluth Holdings Inc.	141,931	136,070
Noncontrolling interest	3,362	3,279
Total shareholders' equity	145,293	139,349
Total liabilities and shareholders' equity	$270,438	$223,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net sales	$110,653	$86,226	$210,860	$169,913
Cost of goods sold (excluding depreciation and amortization)	48,413	37,303	92,680	72,347
Gross profit	62,240	48,923	118,180	97,566
Selling, general and administrative expenses	52,344	41,534	108,541	89,428
Operating income	9,896	7,389	9,639	8,138
Interest expense	1,234	372	2,055	538
Other income, net	2	45	165	102
Income before income taxes	8,664	7,062	7,749	7,702
Income tax expense	2,212	2,709	1,980	2,934
Net income	6,452	4,353	5,769	4,768
Less: Net income attributable to noncontrolling interest	75	69	83	129
Net income attributable to controlling interest	$6,377	$4,284	$5,686	$4,639
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,065	31,828	32,056	31,825
Net income per share attributable to controlling interest	$0.20	$0.13	$0.18	$0.15
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,414	32,318	32,439	32,344
Net income per share attributable to controlling interest	$0.20	$0.13	$0.18	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net income	$6,452	$4,353	$5,769	$4,768
Other comprehensive income	—	—	—	—
Comprehensive income	6,452	4,353	5,769	4,768
Comprehensive income attributable to noncontrolling interest	75	69	83	129
Comprehensive income attributable to controlling interest	$6,377	$4,284	$5,686	$4,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

					Noncontrolling
	Capital stock				interest in	Total
			Treasury	Retained	variable interest	shareholders'
	Shares	Amount	stock	earnings	entity	equity
Balance at January 28, 2018	32,462	$88,043	$(57)	$48,084	$3,279	$139,349
Cumulative effect from adoption of ASC 606 (Footnote 1)	—	—	—	(648)	—	(648)
Balance at January 29, 2018	32,462	$88,043	$(57)	$47,436	$3,279	$138,701
Issuance of common stock	126	—	—	—	—	—
Amortization of stock-based compensation	—	858	—	—	—	858
Restricted stock surrendered for taxes	(2)	—	(35)	—	—	(35)
Net income	—	—	—	5,686	83	5,769
Balance at July 29, 2018	32,586	$88,901	$(92)	$53,122	$3,362	$145,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	July 29, 2018	July 30, 2017
Cash flows from operating activities:
Net income	$5,769	$4,768
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,069	3,280
Amortization of stock-based compensation	858	617
Deferred income taxes	(323)	(418)
Changes in operating assets and liabilities:
Accounts receivable	6	11
Other receivables	(63)	(70)
Inventory	(12,130)	(12,879)
Prepaid expense & other current assets	(2,265)	(2,749)
Deferred catalog costs	(1,483)	1,050
Trade accounts payable	818	6,641
Income taxes payable	(5,544)	(4,924)
Accrued expenses and deferred rent obligations	(3,297)	(7,495)
Net cash used in operating activities	(12,585)	(12,168)
Cash flows from investing activities:
Purchases of property and equipment	(26,798)	(20,054)
Change in other assets	(527)	(6,495)
Purchases of other assets	—	(68)
Net cash used in investing activities	(27,325)	(26,617)
Cash flows from financing activities:
Proceeds from line of credit	57,093	17,395
Payments on line of credit	(22,093)	(5,452)
Proceeds from long term debt	—	800
Payments on long term debt	(39)	(20)
Payments on capital lease obligations	(2)	(10)
Change in bank overdrafts	481	2,350
Proceeds from finance lease obligations	941	1,310
Capital contributions to variable interest entity	—	794
Shares withheld for tax payments on vested restricted shares	(35)	—
Other	58	21
Net cash provided by financing activities	36,404	17,188
Decrease in cash and restricted cash	(3,506)	(21,597)
Cash and restricted cash at beginning of period	7,083	25,477
Cash and restricted cash at end of period	$3,577	$3,880
Supplemental disclosure of cash flow information:
Interest paid	$1,925	$472
Income taxes paid	$7,852	$8,340
Supplemental disclosure of non-cash information:
Property and equipment acquired under build-to-suit leases	$12,907	$2,090
Unpaid liability to acquire property and equipment	$2,452	$4,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of July 29, 2018, the Company operated 36 retail stores and three outlet stores. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2018 is a 53-week period and ends on February 3, 2019. Fiscal 2017 was a 52-week period and ended on January 28, 2018. The three and six months of fiscal 2018 and fiscal 2017 represent the Company’s 13 and 26-week periods ended July 29, 2018 and July 30, 2017, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended July 29, 2018 and July 30, 2017 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended July 29, 2018 and July 30, 2017. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2018.

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

July 29, 2018
(in thousands)
Cash	$2,423
Restricted cash	1,154
Total cash and restricted cash shown in the condensed consolidated statement of cash flows	$3,577

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

As of July 29, 2018, the Company capitalized $55.2 million in property and equipment and $0.6 million in accumulated depreciation and recorded a $40.5 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes. As of January 28, 2018, the Company capitalized $36.5 million in property and equipment and $0.3 million in accumulated depreciation and recorded a $26.6 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

G.    Reclassifications

As discussed above in the significant accounting policies section, with the adoption of ASC 230, the prior year cash flows from investing activities have been reclassified:

July 30, 2017
(in thousands)
Net cash used in investing activities:
As previously reported	$(27,651)
Reclassification based on adoption of ASC 230	1,034
As reclassified	$(26,617)

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the effects of the adoption of ASC 606 on the Company’s condensed consolidated balance sheets as of July 29, 2018 and the Company’s condensed consolidated statements of operations for the three and six months ended July 29, 2018:

	July 29, 2018
	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
(in thousands)
Inventory, net	$102,365	$914	$103,279
Prepaid expenses & other current assets	10,256	(226)	10,030
Deferred catalog costs	1,213	93	1,306
Total current assets	116,639	781	117,420
Total assets	270,438	781	271,219

Accrued expenses and other current liabilities	20,522	1,843	22,365
Total current liabilities	42,779	1,843	44,622
Deferred tax liabilities	1,400	(276)	1,124
Total liabilities	125,145	1,566	126,711
Total shareholders' equity	145,293	(786)	144,507
Total liabilities and shareholders' equity	270,438	781	271,219

	July 29, 2018
	Three Months Ended			Six Months Ended
	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
(in thousands)
Net sales	$110,653	$218	$110,871	$210,860	$(1,614)	$209,246
Cost of goods sold (excluding depreciation and amortization)	48,413	(72)	48,341	92,680	(905)	91,775
Gross profit	62,240	290	62,530	118,180	(709)	117,471
Selling, general and administrative expenses	52,344	233	52,577	108,541	1,229	109,770
Operating income	9,896	57	9,953	9,639	(1,938)	7,701
Interest expense	1,234	—	1,234	2,055	—	2,055
Other income, net	2	—	2	165	—	165
Income before income taxes	8,664	57	8,721	7,749	(1,938)	5,811
Income tax expense	2,212	15	2,227	1,980	(504)	1,476
Net income	6,452	42	6,494	5,769	(1,434)	4,335
Less: Net income attributable to noncontrolling interest	75	—	75	83	—	83
Net income attributable to controlling interest	$6,377	$42	$6,419	$5,686	$(1,434)	$4,252

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	July 29, 2018	January 28, 2018
(in thousands)
SRV Mortgage Term A Note	$671	$690
SRV Mortgage Term B Note	763	783
Line of credit	35,000	—
Capitalized lease obligations	33	35
	$36,467	$1,508
Less: current maturities	85	84
Long-term debt	$36,382	$1,424

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

Line of Credit

On September 29, 2017, the Company entered into a first amendment to the Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”), providing for borrowing availability of up to $60.0 million from September 29, 2017 through July 31, 2019. Effective November 1, 2017, the Company entered into a second amendment to the Amended and Restated Agreement, providing for borrowing availability of up to $80.0 million from November 1, 2017 through December 31, 2017 and borrowing availability of up to $60.0 million from January 1, 2018 through July 31, 2019. The Amended and Restated Agreement was scheduled to mature on July 31, 2019, and bore interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement. The Amended and Restated Agreement was secured by essentially all Company assets and required the Company to maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement did not contain borrowing base limits.

Effective May 17, 2018, the Company terminated its Amended and Restated Agreement and entered into a new credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit (the “Revolver”), and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL is available to draw upon in differing amounts through May 17, 2020, and matures on May 17, 2023. The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the Credit Agreement. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement. At the Company’s option, the interest rate applicable to the Revolver or DDTL will be a floating rate equal to: (i) the base rate plus a margin of 25 to 100 basis points (“bps”), based upon the Company’s rent adjusted leverage ratio, or (ii) a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR for such interest period plus a margin of 125 to 200 bps, based upon the Company’s rent adjusted leverage ratio (effective rate of 3.3% at July 29, 2018). In addition, outstanding balances under the DDTL require quarterly principal payments with a final balloon payment at maturity.

As of July 29, 2018 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 29, 2018	January 28, 2018
(in thousands)
Salaries and benefits	$3,208	$5,370
Deferred revenue	5,038	7,285
Freight	1,432	4,062
Product returns	756	1,080
Catalog costs	488	839
Unpaid purchases of property & equipment	2,452	2,028
Accrued advertising	2,340	1,011
Other	4,808	3,586
Total accrued expenses and other current liabilities	$20,522	$25,261

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3).

	July 29, 2018				January 28, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Estimated
	Cost	Gains	Losses	Fair Value	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,323	$—	$—	$6,323	$6,323

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of July 29, 2018. Cost and estimated fair value are equal.

Estimated
Fair Value
(in thousands)
Within one year	$84
After one year through five years	780
After five years through ten years	1,263
After ten years	4,196
Total	$6,323

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of July 29, 2018 and January 28, 2018, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of July 29, 2018 and January 28, 2018:

	July 29, 2018	January 28, 2018
(in thousands)
Cash	$726	$655
Other receivables	17	10
Property and equipment, net	4,064	4,114
Other assets, net	12	53
Total assets	$4,819	$4,832

Other current liabilities	$104	$160
Long-term debt	1,353	1,393
Noncontrolling interest in VIE	3,362	3,279
Total liabilities and shareholders' equity	$4,819	$4,832

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$6,377	$4,284	$5,686	$4,639
Denominator - weighted average shares (Class A and Class B)
Basic	32,065	31,828	32,056	31,825
Dilutive shares	349	490	383	519
Diluted	32,414	32,318	32,439	32,344
Earnings per share (Class A and Class B)
Basic	$0.20	$0.13	$0.18	$0.15
Diluted	$0.20	$0.13	$0.18	$0.14

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.5 million and $0.9 million for the three and six month ended July 29, 2018, respectively, and $0.3 million and $0.6 million for the three and six months ended July 30, 2017, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the six months ended July 29, 2018 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 28, 2018	536,471	$7.60
Granted	126,404	18.20
Vested	(144,534)	5.89
Forfeited	(221)	22.66
Outstanding at July 29, 2018	518,120	$10.37

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At July 29, 2018, the Company had unrecognized compensation expense of $3.5 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.4 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 29, 2018	January 28, 2018
(in thousands)
Land and land improvements	$3,055	$3,055
Leasehold improvements	27,891	20,985
Buildings	43,968	33,906
Vehicles	161	177
Warehouse equipment	6,160	5,850
Office equipment and furniture	28,644	22,161
Computer equipment	4,157	3,573
Software	15,491	7,540
	129,527	97,247
Accumulated depreciation and amortization	(27,741)	(22,739)
	101,786	74,508
Construction in progress	43,014	35,197
Property and equipment, net	$144,800	$109,705

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is presented in the following table:

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
(in thousands)
Net sales
Direct	$60,833	$57,667	$127,045	$121,442
Retail	49,820	28,559	83,815	48,471
Total net sales	$110,653	$86,226	$210,860	$169,913
Operating income (loss)
Direct	$1,123	$3,125	$(1,005)	$2,968
Retail	8,773	4,264	10,644	5,170
Total operating income	9,896	7,389	9,639	8,138
Interest expense	1,234	372	2,055	538
Other income, net	2	45	165	102
Income before income taxes	$8,664	$7,062	$7,749	$7,702

Net sales by business is presented in the following table:

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
(in thousands)
Net sales
Men's	$75,434	$59,872	$143,354	$118,506
Women's	29,625	21,557	56,785	42,363
Hard goods/other	5,594	4,797	10,721	9,044
Total net sales	$110,653	$86,226	$210,860	$169,913

Segment total assets is presented in the following table:

	July 29, 2018	January 28, 2018
(in thousands)
Direct	$162,092	$133,866
Retail	108,346	89,236
Total assets at period end	$270,438	$223,102

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 26% for both the three and six months ended July 29, 2018 and 39% for both the three and six months ended July 30, 2017. The decrease in the Company’s effective tax rate was primarily due to U.S. tax reform, which was effective January 1, 2018. The income from SRV was excluded from the calculation of the Company’s effective tax rate, as SRV is a limited liability company and not subject to income taxes.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets (right-of-use asset and lease liability), but recognize expenses on the income statements in a manner that is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company will adopt ASU 2016-02 on February 4, 2019, the first day of the Company’s first quarter for the fiscal year ending February 2, 2020, the Company’s fiscal year 2019. The Company is currently evaluating the full effect that adoption of ASU 2016-02 will have on its financial condition, results of operations and disclosures. The Company conducts its retail operations through leased stores and therefore, upon adoption, the Company expects to have an increase in assets and liabilities on its consolidated financial statements, due to recording of right-to-use assets and the corresponding lease liabilities, which is expected to be material.

13.    SUBSEQUENT EVENTS

Management of the Company evaluated its July 29, 2018 unaudited condensed consolidated financial statements for subsequent events through September 6, 2018, the date the financial statements were available to be issued. Management is not aware of any subsequent events which would require recognition or additional disclosure in the financial statements.

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

The three and six months of fiscal 2018 and fiscal 2017 represent our 13 and 26-week periods ended July 29, 2018 and July 30, 2017, respectively.

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

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 55.0% and 60.3% of our consolidated net sales for the three and six months ended July 29, 2018, respectively, and 66.9% and 71.5% of our consolidated net sales for the three and six months ended July 30, 2017, respectively. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of July 29, 2018, we operated 36 retail stores and three outlet stores. Net sales for our retail segment represented 45.0% and 39.7% of our consolidated net sales for the three and six months ended July 29, 2018 and 33.1% and 28.5% of consolidated net sales for the three and six months ended July 30, 2017, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 34 consecutive quarters through July 29, 2018;
•

Net sales in fiscal 2018 second quarter increased by 28.3% over the prior year second quarter to $110.7 million and net sales in the first six months of fiscal 2018 increased by 24.1% over the first six months of the prior year to $210.9 million;

•

Net income in fiscal 2018 second quarter increased by 48.9% over the prior year second quarter to $6.4 million and net income in the first six months of fiscal 2018  increased by 22.6% over the first six months of the prior year to $5.7 million;

•

Adjusted EBITDA in fiscal 2018 second quarter increased by 38.6% over the prior year second quarter to $13.1 million and adjusted EBITDA in the first six months of fiscal 2018 increased by 29.6% over the first six months of the prior year to $15.7 million;

•	We opened six new stores in fiscal 2018 second quarter and eight new stores in the first six months of fiscal 2018, adding approximately 132,000 of gross square footage in fiscal 2018; and
•	Our retail stores have achieved and are expected to continue to achieve an average payback of less than two years.

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

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
(in thousands)
Direct net sales	$60,833	$57,667	$127,045	$121,442
Retail net sales	49,820	28,559	83,815	48,471
Net sales	110,653	86,226	210,860	169,913
Cost of goods sold (excluding depreciation and amortization	48,413	37,303	92,680	72,347
Gross profit	62,240	48,923	118,180	97,566
Selling, general and administrative expenses	52,344	41,534	108,541	89,428
Operating income	9,896	7,389	9,639	8,138
Interest expense	1,234	372	2,055	538
Other income, net	2	45	165	102
Income before income taxes	8,664	7,062	7,749	7,702
Income tax expense	2,212	2,709	1,980	2,934
Net income	6,452	4,353	5,769	4,768
Less: Net income attributable to noncontrolling interest	75	69	83	129
Net income attributable to controlling interest	$6,377	$4,284	$5,686	$4,639
Percentage of Net sales:
Direct net sales	55.0%	66.9%	60.3%	71.5%
Retail net sales	45.0%	33.1%	39.7%	28.5%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization	43.8%	43.3%	44.0%	42.6%
Gross profit	56.2%	56.7%	56.0%	57.4%
Selling, general and administrative expenses	47.3%	48.2%	51.5%	52.6%
Operating income	8.9%	8.6%	4.6%	4.8%
Interest expense	1.1%	0.4%	1.0%	0.3%
Other income, net	0.0%	0.1%	0.1%	0.1%
Income before income taxes	7.8%	8.2%	3.7%	4.5%
Income tax expense	2.0%	3.1%	0.9%	1.7%
Net income	5.8%	5.0%	2.7%	2.8%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%	0.0%	0.1%
Net income attributable to controlling interest	5.8%	5.0%	2.7%	2.7%

Three Months Ended July 29, 2018 Compared to Three Months Ended July 30, 2017

Net Sales

Net sales increased $24.5 million, or 28.3%, to $110.7 million in the three months ended July 29, 2018 compared to $86.2 million in the three months ended July 30, 2017, driven by gains in both direct and retail segments of $3.2 million, or 5.5%, and $21.3 million, or 74.4%, respectively, with gains across virtually all product categories and in both men’s and women’s business. Our website visits increased 15% in the three months ended July 29, 2018 compared to the three months ended July 30, 2017. The increase in retail net sales was primarily due to having 16 more stores during the three months ended July 29, 2018 as compared to the three months ended July 30, 2017.

Gross Profit

Gross profit increased $13.3 million, or 27.2%, to $62.2 million in the three months ended July 29, 2018 compared to $48.9 million in the three months ended July 30, 2017. As a percentage of net sales, gross margin decreased 50 basis points to 56.2% of net sales in the three months ended July 29, 2018, compared to 56.7% of net sales in the three months ended July 30, 2017.  The decrease in gross margin rate was primarily attributable to a  decline in shipping revenues and an increase in freight cost, partially offset by a slight increase in product margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased  $10.8 million, or 26.0%, to $52.3 million in the three months ended July 29, 2018 compared to $41.5 million in the three months ended July 30, 2017. Selling, general and administrative expenses as a percentage of net sales decreased 90 basis points to 47.3% in the three months ended July 29, 2018, compared to 48.2% in the three months ended July 30, 2017. The increase in selling, general and administrative expenses was attributable to an increase of $0.9 million in advertising and marketing costs, $4.1 million in selling expenses and $5.8 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 310 basis points to 14.3% in the three months ended July 29, 2018, compared to 17.4% in the three months ended July 30, 2017. The 310 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 150 basis points in catalog costs due to a planned decrease in catalog spend as a percentage of net sales, coupled with advertising leverage gained from a higher mix of retail sales as compared to the three months ended July 30, 2017.

As a percentage of net sales, selling expenses increased 60 basis points to 14.7% in the three months ended July 29, 2018, compared to 14.1% in the three months ended July 30, 2017, primarily due to an increase in customer service due to our growth in retail, partially offset by a decrease in shipping expenses due to leverage from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 160 basis points to 18.3% in the three months ended July 29, 2018, compared to 16.7% in the three months ended July 30, 2017. The 160 basis point increase was primarily attributable to an increase in depreciation and occupancy cost due to growth of our business.

Segment Operating Income

Corporate expenses are included in our direct segment and the majority of advertising costs are included in our direct segment, with the exception of retail-specific advertising. As such, our direct segment is generally burdened with higher overhead and advertising expenses. In addition, for our build to suit leases, a portion of the lease expense is included in interest expense.

Direct segment operating income was $1.1 million in the three months ended July 29, 2018 compared to income of $3.1 million in the three months ended July 30, 2017. Direct segment operating income as a percentage of direct net sales decreased 360 basis points to 1.8% in the three months ended July 29, 2018 compared to 5.4% in the three months ended July 30, 2017. The 360 basis point decline was primarily due to a decline of 60 basis points in direct gross margins, based on the factors discussed above in gross profit, coupled with an increase in selling expenses of 110 basis points due to increased distribution costs, an increase of 310 basis points in general and administrative expenses due to an increase in personnel costs and consulting fees and outside services to support the growth of our direct business, partially offset by a decline of 110 basis points in advertising and marketing. The decrease of 110 basis points in advertising and marketing costs was primarily due to a decrease in catalog costs as discussed above.

Retail segment operating income increased  $4.5 million to $8.8 million in the three months ended July 29, 2018 compared to $4.3 million in the three months ended July 30, 2017. Retail segment operating income as a percentage of retail net sales increased 280 basis points to 17.7% in the three months ended July 29, 2018 compared to 14.9% in the three months ended July 30, 2017. The 280 basis point increase was due to an increase of 20 basis point in retail gross margins, based on the factors discussed above in gross profit, in addition to a decrease of 260 basis points in selling, general and administrative expenses due to leverage gained from higher retail net sales.

Interest Expense

Interest expense was $1.2 million in the three months ended July 29, 2018, compared to $0.4 million in the three months ended July 30, 2017.  The increase in interest expense was primarily attributable to an increase in our build-to-suit retail stores, coupled with a higher outstanding debt balance during the quarter as compared to the prior year.

Income Tax Expense

Income tax expense was $2.2 million  in the three months ended July 29, 2018, compared to $2.7 million in the three months ended July 30, 2017.  Our effective tax rate related to controlling interest was 26% and 39% for the three months ended July 29, 2018 and July 30, 2017, respectively. The decrease in our effective tax rate was primarily due to the U.S. tax reform, which was effective January 1, 2018.

Net Income

Net income increased $2.1 million, or 48.9% to $6.4 million, in the three months ended July 29, 2018 compared to $4.3 million in the three months ended July 30, 2017, primarily due to the factors discussed above.

Six Months Ended July 29, 2018 Compared to Six Months Ended July 30, 2017

Net Sales

Net sales increased $41.0 million, or 24.1%, to $210.9 million in the six months ended July 29, 2018 compared to $169.9 million in the six months ended July 30, 2017, driven by gains in both direct and retail segments of $5.6 million, or 4.6%, and $35.3 million, or 72.9%, respectively, with gains across virtually all product categories and in both men’s and women’s business. Our website visits increased 15% in the six months ended July 29, 2018 compared to the six months ended July 30, 2017.  The increase in retail net sales was primarily attributable to the same factors discussed above for the three months ended July 29, 2018 compared to the three months ended July 30, 2017.

Gross  profit increased $20.6 million, or 21.1%, to $118.2 million in the six months ended July 29, 2018 compared to $97.6 million in the six months ended July 30, 2017. As a percentage of net sales, gross margin decreased 140 basis points to 56.0% of net sales in the six months ended July 29, 2018, compared to 57.4% of net sales in the six months ended July 30, 2017. The decrease in gross margin rate was primarily attributable to the continued decline in shipping revenue and a slight decrease in product margin due to an increase in clearance sales from the first quarter of fiscal 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased  $19.1 million, or 21.4%, to $108.5 million in the  six months ended July 29, 2018 compared to $89.4 million in the six months ended July 30, 2017. Selling, general and administrative expenses as a percentage of net sales decreased 110 basis points to 51.5% in the six months ended July 29, 2018, compared to 52.6% in the six months ended July 30, 2017. The increase in selling, general and administrative expenses was attributable to an increase of $1.4 million in advertising and marketing costs, $8.0 million in selling expenses and $9.7 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 340 basis points to 17.8% in the six months ended July 29, 2018, compared to 21.2% in the six months ended July 30, 2017.  The 340 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 230 basis points in catalog costs due to the adoption of the new revenue standard which provides for catalog costs expensed upon customer receipt and a planned decrease in catalog spend as a percentage of net sales, coupled with advertising leverage gained from a higher mix of retail sales as compared to the six months ended July 30, 2017.

As a percentage of net sales, selling expenses increased 100 basis points to 15.3% in the six months ended July 29, 2018, compared to 14.3% in the six months ended July 30, 2017, primarily due to an increase in customer service due to our growth in retail,  partially offset by a decrease in shipping expenses attributable to the leverage gained from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 130 basis points to 18.4% in the six months ended July 29, 2018,  compared to 17.1% in the six months ended July 30, 2017. The 130 basis point increase was primarily attributable to an increase in depreciation and occupancy cost due to growth of our business.

Segment Operating (Loss) Income

Corporate expenses are included in our direct segment and the majority of advertising costs are included in our direct segment, with the exception of retail-specific advertising.  As such, our direct segment is generally burdened with higher overhead and advertising expenses. In addition, for our build to suit leases, a portion of the lease expense is included in interest expense.

Direct segment operating loss of $1.0 million in the six months ended July 29, 2018 compared to operating income of  $3.0 million in the six months ended July 30, 2017. Direct segment operating (loss) income as a percentage of direct net sales decreased 320 basis points to (0.8)% in the six months ended July 29, 2018 compared to 2.4% in the six months ended July 30, 2017. The 320 basis point decline was primarily due to a decline of 150 basis points in direct gross margins, based on the factors discussed above in gross profit, coupled with an increase in selling, general and administrative expenses of 180 basis points was primarily attributable to the same factors discussed above for the three months ended July 29, 2018 compared to the three months ended July 30, 2017.

Retail segment operating income increased  $5.4 million to $10.6 million in the six months ended July 29, 2018 compared to $5.2 million in six months ended July 30, 2017. Retail segment operating income as a percentage of retail net sales increased 200 basis points to 12.7% in the six months ended July 29, 2018 compared to 10.7% in the six months ended July 30, 2017. The 200 basis point increase was primarily due to a decline of 60 basis points in retail gross margins, based on the factors discussed above in gross profit, coupled with a decrease in selling, general and administrative expenses of 260 basis points was primarily attributable to the same factors discussed above for the three months ended July 29, 2018 compared to the three months ended July 30, 2017.

Interest Expense

Interest expense was $2.1 million in the six months ended July 29, 2018, compared to $0.5 million in the  six months ended July 30, 2017. The increase in interest expense was primarily attributable to an increase in our build-to-suit retail stores, coupled with a higher outstanding debt balance during the quarter as compared to the prior year.

Income Tax Expense

Income tax expense was $2.0 million  in the six months ended July 29, 2018, compared to income tax expense of $2.9 million in the six months ended July 30, 2017.  Our effective tax rate related to controlling interest was 26% and 39%, for the six months ended July 29, 2018 and July 30, 2017, respectively.

Net Income

Net income increased $1.0 million, or 22.6% to $5.7 million, in the six months ended July 29, 2018 compared to a net income of $4.6 million in the six months ended July 30, 2017, primarily due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
(in thousands)
Net income	$6,452	$4,353	$5,769	$4,768
Depreciation and amortization	2,760	1,728	5,069	3,280
Interest expense	1,234	372	2,055	538
Income tax expense	2,212	2,709	1,980	2,934
EBITDA	$12,658	$9,162	$14,873	$11,520
Non-cash stock based compensation	449	293	858	617
Adjusted EBITDA	$13,107	$9,455	$15,731	$12,137

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $3.7 million, or 38.6%, to $13.1 million in the three months ended July 29, 2018 compared to $9.5 million in the three months ended July 30, 2017. As a percentage of net sales, Adjusted EBITDA increased 80 basis points to 11.8% of net sales in the three months ended July 29, 2018 compared to 11.0% of net sales in the three months ended July 30, 2017.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $3.6 million, or 29.6%, to $15.7 million in the six months ended July 29, 2018 compared to $12.1 million in the six months ended July 30, 2017. As a percentage of net sales, Adjusted EBITDA increased 40 basis points to 7.5% of net sales in the six months ended July 29, 2018 compared to 7.1% of net sales in the six months ended July 30, 2017.

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

We expect to spend approximately $45.0 million to $55.0 million in fiscal 2018 on capital expenditures, net of proceeds from finance lease obligations, including a total of approximately $27.0 million to $32.0 million for new retail store expansion and remodels. We expect capital expenditures of approximately $2.0 million and starting inventory of $0.5 million to open a new store. At July 29, 2018, our net working capital was $73.9 million, including $2.4 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	July 29, 2018	July 30, 2017
(in thousands)
Net cash used in operating activities	$(12,585)	$(12,168)
Net cash used in investing activities	(27,325)	(26,617)
Net cash provided by financing activities	36,404	17,188
Decrease in cash and restricted cash	$(3,506)	$(21,597)

Net Cash used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization,  stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the six months ended July 29, 2018 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2018 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the six months ended July 29, 2018, net cash used in operating activities was $12.6 million, which consisted of net income of $5.8 million, non-cash depreciation and amortization of $5.1 million and stock based compensation of $0.9 million, offset by cash used in operating assets and liabilities of $24.0 million. The cash used in operating assets and liabilities of $24.0 million primarily consisted of a  $12.1 million increase in inventory, primarily due to our sales increase and building up of inventory for the opening of new retail stores during fiscal 2018 and our peak season,  a  $2.3 million increase in prepaid expenses and other current assets due to an increase in estimated expected inventory returns, a  $5.5 million decrease in income tax payable primarily due to timing of payments, and a  $3.3 million decrease in accrued expenses and deferred rent obligations.

For the six months ended July 30, 2017,  net cash used in operating activities was $12.2 million, which consisted of net income of $4.8 million, non-cash depreciation and amortization of $3.3 million and stock based compensation of $0.6 million, offset by cash used in operating assets and liabilities of $20.4 million. The cash used in operating assets and liabilities of $20.4 million primarily consisted of a  $12.9 million increase in inventory, primarily due to sales increase and building up of inventory for the opening of new retail stores during fiscal 2017 and our peak season, a  $7.5 million decrease in accrued expenses and deferred rent obligations and a  $4.9 million decrease in income taxes payable primarily due to timing of payments, which was partially offset by an increase in trade accounts payable of $6.6 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities.

For the six months ended July 29, 2018, net cash used in investing activities was $27.3 million and was primarily driven by capital expenditures of $26.8 million for new retail stores and retail store build-out, as well as investments in information technology.

For the six months ended July 30, 2017, net cash used in investing activities was $26.6 million and was primarily driven by capital expenditures of $20.1 million for the opening of seven new retail stores and investments in information technology and $6.5 million increase in other assets primarily related to funds advanced to the Company’s developer in connection with building our headquarters (see Note 6 “Variable Interest Entities,” of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to holders of the noncontrolling interest in our variable interest entity Schlecht Retail Ventures LLC (“SRV”), proceeds from finance lease obligations and capital contributions to SRV.

For the six months ended July 29, 2018, net cash provided by financing activities was $36.4 million, primarily consisting of proceeds of $35.0 million, net from our revolving line of credit to fund working capital and capital expenditures and $1.0 million from finance lease obligations in connection with our build-to-suit lease transactions.

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

Line of Credit

On September 29, 2017, we entered into a first amendment to the Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”), providing for borrowing availability of up to $60.0 million from September 29, 2017 through July 31, 2019. Effective November 1, 2017, the Company entered into a second amendment to the Amended and Restated Agreement, providing for borrowing availability of up to $80.0 million from November 1, 2017 through December 31, 2017 and borrowing availability of up to $60.0 million from January 1, 2018 through July 31, 2019. The Amended and Restated Agreement was scheduled to mature on July 31, 2019, and bore interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement.  The Amended and Restated Agreement was secured by essentially all Company assets and required the Company to maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement did not contain borrowing base limits.

Effective May 17, 2018, we entered into a new credit agreement and subsequently terminated our Amended and Restated Agreement. The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the new credit agreement. The new credit agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including a trailing twelve month maximum rent adjusted leverage ratio and minimum fixed charge coverage ratio. See Note 3  “Debt and Line of Credit,” included in this Quarterly Report on Form 10-Q for further information.

As of July 29, 2018 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above and expects to be in compliance for the remainder of fiscal 2018.

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

Recently Adopted Accounting Pronouncements

On January 29, 2018, we adopted authoritative guidance related to revenue recognition from contracts with customers using the modified retrospective (cumulative-effect) approach. As such, the comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. Beginning with the first quarter of fiscal 2018, our financial results reflect adoption of the standard.

On January 29, 2018, we adopted authoritative guidance related to restricted cash, which requires companies to include restricted cash in total cash and cash equivalents on the statement of cash flows. As a result, we no longer disclose the changes in restricted cash on the statement of cash flows and disclose a reconciliation to the total cash and restricted cash balances on the condensed consolidated balance sheets.

On January 29, 2018, we adopted authoritative guidance related to financial instruments, which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The most significant impact relates to the accounting for equity instruments. The adoption did not have a material impact on our condensed consolidated financial statements.

See Note 1 “Nature of Operations and Basis of Presentation,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for further information regarding recently adopted accounting pronouncements.

Recent Accounting Pronouncements

See Note 12 “Recent Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for information regarding recent accounting pronouncements.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2017 Form 10-K. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K, except as discussed below.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and could have an adverse effect on our business, financial condition and results of operations.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and decrease our future sales, which could have an impact on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended July 29, 2018, which were not registered under the Securities Act.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1

Credit Agreement, dated as of May 17, 2018, among Duluth Holdings Inc., as the borrower, BMO Harris Bank N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the Other Lenders Party Thereto, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Book Runner, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 17, 2018.

10.2

General Security Agreement, dated of May 17, 2018, by and between Duluth Holdings Inc. and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 17, 2018.

10.3	Summary of Outside Director Compensation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 29, 2018.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2018
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial Officer and Principal Accounting Officer)