Form 10-Q
period 2018-10-28
DULUTH HOLDINGS INC.
filed 2018-12-07
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-37641

_________________________________________

DULUTH HOLDINGS INC.

(Exact name of registrant as specified in its charter)

 _________________________________________

Wisconsin	39-1564801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 East Front Street Mount Horeb, Wisconsin	53572
(Address of principal executive offices)	(Zip Code)

(608) 424-1544
(Registrant’s telephone number, including area code)

_________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of December 5, 2018, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of December 5, 2018,  was 29,214,676.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED October 28, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	October 28, 2018	January 28, 2018
ASSETS
Current Assets:
Cash	$2,500	$2,865
Accounts receivable	339	52
Other receivables	2,827	273
Inventory, less reserve for excess and obsolete items of $2,972 and $1,866, respectively	131,448	89,548
Prepaid expenses & other current assets	11,975	7,642
Deferred catalog costs	1,137	1,446
Total current assets	150,226	101,826
Property and equipment, net	165,885	109,705
Restricted cash	693	4,218
Available-for-sale security	6,323	6,323
Goodwill	402	402
Other assets, net	988	628
Total assets	$324,517	$223,102
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$34,200	$17,320
Accrued expenses and other current liabilities	30,715	25,261
Income taxes payable	—	7,631
Current maturities of capital lease obligations	165	4
Current maturities of long-term debt	80	80
Total current liabilities	65,160	50,296
Long-term line of credit	65,000	—
Capitalized lease obligations, less current maturities	27,578	31
Finance lease obligations under build-to-suit leases	17,330	26,578
Deferred rent obligations, less current maturities	3,892	3,355
Deferred tax liabilities	1,573	2,100
Long-term debt, less current maturities	1,333	1,393
Total liabilities	181,866	83,753
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of October 28, 2018 and January 28, 2018	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of October 28, 2018 and January 28, 2018	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,228 shares issued and 29,223 shares outstanding as of October 28, 2018 and 29,101 shares issued and 29,098 shares outstanding as of January 28, 2018	—	—
Treasury stock, at cost; 5 and 3 shares as of October 28, 2018 and January 28, 2018, respectively	(92)	(57)
Capital stock	89,335	88,043
Retained earnings	49,972	48,084
Total shareholders' equity of Duluth Holdings Inc.	139,215	136,070
Noncontrolling interest	3,436	3,279
Total shareholders' equity	142,651	139,349
Total liabilities and shareholders' equity	$324,517	$223,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net sales	$106,701	$83,729	$317,561	$253,642
Cost of goods sold (excluding depreciation and amortization)	45,730	36,302	138,410	108,649
Gross profit	60,971	47,427	179,151	144,993
Selling, general and administrative expenses	63,534	48,039	172,075	137,467
Operating (loss) income	(2,563)	(612)	7,076	7,526
Interest expense	1,583	661	3,638	1,199
Other income, net	3	73	168	175
(Loss) income before income taxes	(4,143)	(1,200)	3,606	6,502
Income tax (benefit) expense	(1,067)	(454)	913	2,480
Net (loss) income	(3,076)	(746)	2,693	4,022
Less: Net income attributable to noncontrolling interest	74	70	157	199
Net (loss) income attributable to controlling interest	$(3,150)	$(816)	$2,536	$3,823
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,098	31,861	32,065	31,837
Net (loss) income per share attributable to controlling interest	$(0.10)	$(0.03)	$0.08	$0.12
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,098	31,861	32,402	32,297
Net (loss) income per share attributable to controlling interest	$(0.10)	$(0.03)	$0.08	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net (loss) income	$(3,076)	$(746)	$2,693	$4,022
Other comprehensive income	—	—	—	—
Comprehensive (loss) income	(3,076)	(746)	2,693	4,022
Comprehensive income attributable to noncontrolling interest	74	70	157	199
Comprehensive (loss) income attributable to controlling interest	$(3,150)	$(816)	$2,536	$3,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine-Months Ended October 28, 2018
					Noncontrolling
	Capital stock				interest in	Total
			Treasury	Retained	variable interest	shareholders'
	Shares	Amount	stock	earnings	entity	equity
Balance at January 28, 2018	32,462	$88,043	$(57)	$48,084	$3,279	$139,349
Cumulative effect from adoption of ASC 606 (Footnote 1)	—	—	—	(648)	—	(648)
Balance at January 29, 2018	32,462	$88,043	$(57)	$47,436	$3,279	$138,701
Issuance of common stock	106	—	—	—	—	—
Amortization of stock-based compensation	—	409	—	—	—	409
Restricted stock surrendered for taxes	(2)	—	(35)	—	—	(35)
Net (loss) income	—	—	—	(691)	8	(683)
Balance at April 29, 2018	32,566	$88,452	$(92)	$46,745	$3,287	$138,392
Issuance of common stock	20	—	—	—	—	—
Amortization of stock-based compensation	—	449	—	—	—	449
Net income	—	—	—	6,377	75	6,452
Balance at July 29, 2018	32,586	$88,901	$(92)	$53,122	$3,362	$145,293
Issuance of common stock	3	—	—	—	—	—
Restricted stock forfeitures	(2)	—	—	—	—	—
Amortization of stock-based compensation	—	434	—	—	—	434
Net (loss) income	—	—	—	(3,150)	74	(3,076)
Balance at October 28, 2018	32,587	$89,335	$(92)	$49,972	$3,436	$142,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine-Months Ended October 29, 2017
					Noncontrolling
	Capital stock				interest in	Total
			Treasury	Retained	variable interest	shareholders'
	Shares	Amount	stock	earnings	entity	equity
Balance at January 29, 2017	32,376	$86,446	$—	$24,733	$2,609	$113,788
Issuance of common stock	73	—	—	—	—	—
Restricted stock forfeitures	(7)	—	—	—	—	—
Amortization of stock-based compensation	—	324	—	—	—	324
Capital contributions	—	—	—	—	269	269
Net income	—	—	—	355	60	415
Balance at April 30, 2017	32,442	$86,770	$—	$25,088	$2,938	$114,796
Issuance of common stock	29	—	—	—	—	—
Restricted stock forfeitures	(1)	—	—	—	—	—
Amortization of stock-based compensation	—	293	—	—	—	293
Capital contributions	—	—	—	—	525	525
Net income	—	—	—	4,284	69	4,353
Balance at July 30, 2017	32,470	$87,063	$—	$29,372	$3,532	$119,967
Issuance of common stock	7	—	—	—	—	—
Restricted stock forfeitures	(13)	—	—	—	—	—
Amortization of stock-based compensation	—	569	—	—	—	569
Restricted stock surrendered for taxes	(3)	—	(57)	—	—	(57)
Distributions	—	—	—	—	(400)	(400)
Net (loss) income	—	—	—	(816)	70	(746)
Balance at October 29, 2017	32,461	$87,632	$(57)	$28,556	$3,202	$119,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended

	October 28, 2018	October 29, 2017
Cash flows from operating activities:
Net income	$2,693	$4,022
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,187	5,104
Stock based compensation	1,305	1,186
Deferred income taxes	(150)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(287)	(17)
Other receivables	(2,554)	(1,320)
Inventory	(44,776)	(57,020)
Prepaid expense & other current assets	(4,951)	(3,136)
Deferred catalog costs	(1,416)	(1,006)
Trade accounts payable	19,126	18,665
Income taxes payable	(7,780)	(5,225)
Accrued expenses and deferred rent obligations	7,101	3,850
Net cash used in operating activities	(23,502)	(34,957)
Cash flows from investing activities:
Purchases of property and equipment	(45,878)	(37,501)
Change in other assets	(439)	(6,323)
Purchases of other assets	—	(85)
Net cash used in investing activities	(46,317)	(43,909)
Cash flows from financing activities:
Proceeds from line of credit	100,982	76,476
Payments on line of credit	(35,982)	(26,375)
Proceeds from long term debt	—	800
Payments on long term debt	(60)	(34)
Payments on capital lease obligations	(4)	(14)
Change in bank overdrafts	—	2,930
Distributions to holders of noncontrolling interest in variable interest entity	—	(400)
Proceeds from finance lease obligations	941	2,358
Capital contributions to variable interest entity	—	794
Shares withheld for tax payments on vested restricted shares	(35)	(57)
Other	87	38
Net cash provided by financing activities	65,929	56,516
Decrease in cash and restricted cash	(3,890)	(22,350)
Cash and restricted cash at beginning of period	7,083	25,477
Cash and restricted cash at end of period	$3,193	$3,127
Supplemental disclosure of cash flow information:
Interest paid	$3,362	$947
Income taxes paid	$10,055	$8,950
Supplemental disclosure of non-cash information:
Property and equipment acquired through capital lease	$27,711	$—
Property and equipment acquired under build-to-suit leases	$3,583	$12,739
Unpaid liability to acquire property and equipment	$3,001	$4,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of October 28, 2018, the Company operated 40 retail stores and three outlet stores. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2018 is a 53-week period and ends on February 3, 2019. Fiscal 2017 was a 52-week period and ended on January 28, 2018. The three and nine months of fiscal 2018 and fiscal 2017 represent the Company’s 13 and 39-week periods ended October 28, 2018 and October 29, 2017, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended October 28, 2018 and October 29, 2017 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended October 28, 2018 and October 29, 2017. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2018.

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

October 28, 2018
(in thousands)
Cash	$2,500
Restricted cash	693
Total cash and restricted cash shown in the condensed consolidated statement of cash flows	$3,193

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

E.    Build-to-Suit Lease

The Company may at times be involved in the construction of stores to be leased by the Company and, depending on the extent to which the Company is involved, the Company may be deemed the owner of the leased premises for accounting purposes during the store construction period. For leases of property of which the Company is deemed to be the owner during the construction period, upon commencement of the construction project, the Company is required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on the Company’s Condensed Consolidated Balance Sheets. Upon the completion of the construction project, the Company performs an analysis on the lease to determine if the Company qualifies for sale-leaseback treatment. For those qualifying leases, the finance lease obligation and the associated property and equipment are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense. If the lease does not qualify for sale-leaseback treatment, the finance lease obligation is amortized over the lease term based on the rent payments in the lease agreement and the associated property and equipment are depreciated over the estimated useful life.

As of October 28, 2018, the Company capitalized $33.1 million in property and equipment and $0.8 million in accumulated depreciation and recorded a $17.3 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes. As of January 28, 2018, the Company capitalized $36.5 million in property and equipment and $0.3 million in accumulated depreciation and recorded a $26.6 million non-current liability related to build-to-suit transactions in which the Company is considered the owner for accounting purposes.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

G.    Reclassifications

As discussed above in the significant accounting policies section, with the adoption of ASC 230, the prior year cash flows from investing activities have been reclassified:

October 29, 2017
(in thousands)
Net cash used in investing activities:
As previously reported	$(44,643)
Reclassification based on adoption of ASC 230	734
As reclassified	$(43,909)

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the effects of the adoption of ASC 606 on the Company’s condensed consolidated balance sheets as of October 28, 2018 and the Company’s condensed consolidated statements of operations for the three and nine months ended October 28, 2018:

	October 28, 2018
	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
(in thousands)
Inventory, net	$131,448	$1,998	$133,446
Prepaid expenses & other current assets	11,975	(396)	11,579
Deferred catalog costs	1,137	91	1,228
Total current assets	150,226	1,693	151,919
Total assets	324,517	1,693	326,210

Accrued expenses and other current liabilities	30,715	3,501	34,216
Total current liabilities	65,160	3,501	68,661
Deferred tax liabilities	1,573	(470)	1,103
Total liabilities	181,866	3,031	184,897
Total shareholders' equity	142,651	(1,338)	141,313
Total liabilities and shareholders' equity	324,517	1,693	326,210

	October 28, 2018
	Three Months Ended			Nine Months Ended
	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
(in thousands)
Net sales	$106,701	$(2,097)	$104,604	$317,561	$(3,711)	$313,850
Cost of goods sold (excluding depreciation and amortization)	45,730	(1,212)	44,518	138,410	(2,117)	136,293
Gross profit	60,971	(885)	60,086	179,151	(1,594)	177,557
Selling, general and administrative expenses	63,534	(139)	63,395	172,075	1,090	173,165
Operating (loss) income	(2,563)	(746)	(3,309)	7,076	(2,684)	4,392
Interest expense	1,583	—	1,583	3,638	—	3,638
Other income, net	3	—	3	168	—	168
(Loss) income before income taxes	(4,143)	(746)	(4,889)	3,606	(2,684)	922
Income tax (benefit) expense	(1,067)	(194)	(1,261)	913	(698)	215
Net (loss) income	(3,076)	(552)	(3,628)	2,693	(1,986)	707
Less: Net income attributable to noncontrolling interest	74	—	74	157	—	157
Net (loss) income attributable to controlling interest	$(3,150)	$(552)	$(3,702)	$2,536	$(1,986)	$550

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	October 28, 2018	January 28, 2018
(in thousands)
SRV Mortgage Term A Note	$660	$690
SRV Mortgage Term B Note	753	783
	$1,413	$1,473
Less: current maturities	80	80
Long-term debt	$1,333	$1,393

Line of credit	$65,000	$—

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

Effective May 17, 2018, the Company terminated its Amended and Restated Agreement and entered into a new credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit (the “Revolver”), and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL is available to draw upon in differing amounts through May 17, 2020, and matures on May 17, 2023. The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the Credit Agreement. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement. At the Company’s option, the interest rate applicable to the Revolver or DDTL will be a floating rate equal to: (i) the base rate plus a margin of 25 to 100 basis points (“bps”), based upon the Company’s rent adjusted leverage ratio, or (ii) a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR for such interest period plus a margin of 125 to 200 bps, based upon the Company’s rent adjusted leverage ratio (effective rate of 3.8% at October 28, 2018). In addition, outstanding balances under the DDTL require quarterly principal payments with a final balloon payment at maturity.

As of October 28, 2018 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 28, 2018	January 28, 2018
(in thousands)
Salaries and benefits	$2,750	$5,370
Deferred revenue	4,860	7,285
Freight	2,446	4,062
Product returns	1,354	1,080
Catalog costs	479	839
Unpaid purchases of property & equipment	3,001	2,028
Accrued advertising	8,834	1,011
Other	6,991	3,586
Total accrued expenses and other current liabilities	$30,715	$25,261

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3).

	October 28, 2018				January 28, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Estimated
	Cost	Gains	Losses	Fair Value	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,323	$—	$—	$6,323	$6,323

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of October 28, 2018. Cost and estimated fair value are equal.

Estimated
Fair Value
(in thousands)
Within one year	$113
After one year through five years	801
After five years through ten years	1,291
After ten years	4,118
Total	$6,323

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of October 28, 2018 and January 28, 2018, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of SRV as of October 28, 2018 and January 28, 2018:

	October 28, 2018	January 28, 2018
(in thousands)
Cash	$754	$655
Other receivables	20	10
Property and equipment, net	4,088	4,114
Other assets, net	12	53
Total assets	$4,874	$4,832

Other current liabilities	$105	$160
Long-term debt	1,333	1,393
Noncontrolling interest in VIE	3,436	3,279
Total liabilities and shareholders' equity	$4,874	$4,832

On August 18, 2017, the Company entered into a lease agreement with TRI Holdings, LLC (“TRI”), the developer of the Company’s headquarters in Mt. Horeb, Wisconsin. The Company took occupancy of the newly constructed headquarters on October 15, 2018. The Company’s headquarters lease is recorded as a capitalized lease on the Company’s Condensed Consolidated Balance Sheets. In conjunction with the lease, the Company invested $6.3 million in a trust (see Note 5 “Investment”) that loaned funds to TRI for the construction of the Company’s future headquarters.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
(in thousands, except per share data)
Numerator - net (loss) income attributable to controlling interest	$(3,150)	$(816)	$2,536	$3,823
Denominator - weighted average shares (Class A and Class B)
Basic	32,098	31,861	32,065	31,837
Dilutive shares	—	—	337	460
Diluted	32,098	31,861	32,402	32,297
(Loss) earnings per share (Class A and Class B)
Basic	$(0.10)	$(0.03)	$0.08	$0.12
Diluted	$(0.10)	$(0.03)	$0.08	$0.12

The computation of dilutive earnings per share for the three months ended October 28, 2018 and October 29, 2017, excluded 0.3 million and 0.4 million shares of unvested restricted stock, respectively, because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.4 million and $1.3 million for the three and nine months ended October 28, 2018, respectively, and $0.6 million and $1.2 million for the three and nine months ended October 29, 2017, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the nine months ended October 28, 2018 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 28, 2018	536,471	$7.60
Granted	128,501	18.33
Vested	(200,604)	5.18
Forfeited	(1,531)	19.61
Outstanding at October 28, 2018	462,837	$11.27

At October 28, 2018, the Company had unrecognized compensation expense of $3.2 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 28, 2018	January 28, 2018
(in thousands)
Land and land improvements	$3,055	$3,055
Leasehold improvements	30,166	20,985
Buildings	73,943	33,906
Vehicles	161	177
Warehouse equipment	11,293	5,850
Office equipment and furniture	33,929	22,161
Computer equipment	4,700	3,573
Software	19,237	7,540
	176,484	97,247
Accumulated depreciation and amortization	(30,799)	(22,739)
	145,685	74,508
Construction in progress	20,200	35,197
Property and equipment, net	$165,885	$109,705

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net sales
Direct	$59,827	$54,146	$186,872	$175,588
Retail	46,874	29,583	130,689	78,054
Total net sales	$106,701	$83,729	$317,561	$253,642
Operating (loss) income
Direct	$(8,357)	$(2,738)	$(9,362)	$230
Retail	5,794	2,126	16,438	7,296
Total operating (loss) income	(2,563)	(612)	7,076	7,526
Interest expense	1,583	661	3,638	1,199
Other income, net	3	73	168	175
(Loss) income before income taxes	$(4,143)	$(1,200)	$3,606	$6,502

Net sales by business is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net sales
Men's	$72,789	$58,186	$216,143	$176,692
Women's	28,459	21,068	85,244	63,431
Hard goods/other	5,453	4,475	16,174	13,519
Total net sales	$106,701	$83,729	$317,561	$253,642

Segment total assets is presented in the following table:

	October 28, 2018	January 28, 2018
(in thousands)
Direct	$225,636	$133,866
Retail	98,881	89,236
Total assets at period end	$324,517	$223,102

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 25% and 27% for the three and nine months ended October 28, 2018, respectively and 36% and 39% for the three and nine months ended October 29, 2017, respectively. The decrease in the Company’s effective tax rate was primarily due to U.S. tax reform, which was effective January 1, 2018. The income from SRV was excluded from the calculation of the Company’s effective tax rate, as SRV is a limited liability company and not subject to income taxes.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    RECENT ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets (right-of-use asset and lease liability), but recognize expenses on the income statements in a manner that is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company will adopt ASU 2016-02 on February 4, 2019, the first day of the Company’s first quarter for the fiscal year ending February 2, 2020, the Company’s fiscal year 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements.  ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company is currently evaluating the adoption methods and has not decided on an adoption method. The Company has identified that new systems, processes and controls are required to adopt ASU 2016-02 and is in the process of implementing a new lease management system to assist in the application of the new standard. The Company is currently evaluating the full effect that adoption of ASU 2016-02 will have on its financial condition, results of operations and disclosures. The Company conducts its retail operations through leased stores and therefore, upon adoption, the Company expects to have an increase in assets and liabilities on its consolidated financial statements, due to recording of right-to-use assets and the corresponding lease liabilities, which is expected to be material.

13.    SUBSEQUENT EVENTS

Management of the Company evaluated its October 28, 2018 unaudited condensed consolidated financial statements for subsequent events through December 7, 2018, the date the financial statements were available to be issued. Management is not aware of any subsequent events which would require recognition or additional disclosure in the financial statements.

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

The three and nine months of fiscal 2018 and fiscal 2017 represent our 13 and 39-week periods ended October 28, 2018 and October 29, 2017, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2017 Form 10-K and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: our ability to maintain and enhance a strong brand image; our ability to successfully open new stores; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclose in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 56.1% and 58.8% of our consolidated net sales for the three and nine months ended October 28, 2018, respectively, and 64.7% and 69.2% of our consolidated net sales for the three and nine months ended October 29, 2017, respectively. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of October 28, 2018, we operated 40 retail stores and three outlet stores. Net sales for our retail segment represented 43.9% and 41.2% of our consolidated net sales for the three and nine months ended October 28, 2018 and 35.3% and 30.8% of consolidated net sales for the three and nine months ended October 29, 2017, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 35 consecutive quarters through October 28, 2018;
•

Net sales in fiscal 2018 third quarter increased by 27.4% over the prior year third quarter to $106.7 million and net sales in the first nine months of fiscal 2018 increased by 25.2% over the first nine months of the prior year to $317.6 million;

•

Net loss of $3.2 million in fiscal 2018 third quarter compared to the prior year third quarter net loss of $0.8 million and net income in the first nine months of fiscal 2018  decreased by 33.7% over the first nine months of the prior year to $2.5 million;

•

Adjusted EBITDA in fiscal 2018  third quarter decreased by 45.8% over the prior year third quarter to $1.0 million and adjusted EBITDA in the first nine months of fiscal 2018 increased by 19.6% over the first nine  months of the prior year to $16.7 million;

•	We opened four new stores in fiscal 2018 third quarter and 12 new stores in the first nine months of fiscal 2018, adding approximately 211,000 of gross square footage in fiscal 2018; and
•	Our retail stores have achieved and are expected to continue to achieve an average payback of less than two years.

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

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are advertising, marketing, rent/occupancy and payroll costs. While we expect these expenses to increase as we continue to open new stores, increase brand awareness and grow our organization to support our growing business, we believe these expenses will decrease as a percentage of sales over time.

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

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
(in thousands)
Direct net sales	$59,827	$54,146	$186,872	$175,588
Retail net sales	46,874	29,583	130,689	78,054
Net sales	106,701	83,729	317,561	253,642
Cost of goods sold (excluding depreciation and amortization)	45,730	36,302	138,410	108,649
Gross profit	60,971	47,427	179,151	144,993
Selling, general and administrative expenses	63,534	48,039	172,075	137,467
Operating (loss) income	(2,563)	(612)	7,076	7,526
Interest expense	1,583	661	3,638	1,199
Other income, net	3	73	168	175
(Loss) income before income taxes	(4,143)	(1,200)	3,606	6,502
Income tax (benefit) expense	(1,067)	(454)	913	2,480
Net (loss) income	(3,076)	(746)	2,693	4,022
Less: Net income attributable to noncontrolling interest	74	70	157	199
Net (loss) income attributable to controlling interest	$(3,150)	$(816)	$2,536	$3,823
Percentage of Net sales:
Direct net sales	56.1%	64.7%	58.8%	69.2%
Retail net sales	43.9%	35.3%	41.2%	30.8%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	42.9%	43.4%	43.6%	42.8%
Gross profit	57.1%	56.6%	56.4%	57.2%
Selling, general and administrative expenses	59.5%	57.4%	54.2%	54.2%
Operating (loss) income	(2.4)%	(0.7)%	2.2%	3.0%
Interest expense	1.5%	0.8%	1.1%	0.5%
Other income, net	0.0%	0.1%	0.1%	0.1%
(Loss) income before income taxes	(3.9)%	(1.4)%	1.1%	2.6%
Income tax (benefit) expense	(1.0)%	(0.5)%	0.3%	1.0%
Net (loss) income	(2.9)%	(0.9)%	0.8%	1.6%
Less: Net income attributable to noncontrolling interest	0.1%	0.1%	0.0%	0.1%
Net (loss) income attributable to controlling interest	(3.0)%	(1.0)%	0.8%	1.5%

Three Months Ended October 28, 2018 Compared to Three Months Ended October 29, 2017

Net Sales

Net sales increased $23.0 million, or 27.4%, to $106.7 million in the three months ended October 28, 2018 compared to $83.7 million in the three months ended October 29, 2017, driven by gains in both direct and retail segments of $5.7 million, or 10.5%, and $17.3 million, or 58.4%, respectively, with gains across virtually all product categories and in both the men’s and women’s businesses.  Our website visits increased 26% in the three months ended October 28, 2018 compared to the three months ended October 29, 2017. The increase in retail net sales was primarily due to having 43 stores in the three months ended October 28, 2018 as compared to 26 stores in the three months ended October 29, 2017.

Gross Profit

Gross profit increased $13.5 million, or 28.6%, to $61.0 million in the three months ended October 28, 2018 compared to $47.4 million in the three months ended October 29, 2017. As a percentage of net sales, gross margin increased 50 basis points to 57.1% of net sales in the three months ended October 28, 2018, compared to 56.6% of net sales in the three months ended October 29, 2017. The increase in gross margin rate was primarily attributable to an increase in product margin, partially offset by a decline in shipping revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.5 million, or 32.3%, to $63.5 million in the three months ended October 28, 2018 compared to $48.0 million in the three months ended October 29, 2017. Selling, general and administrative expenses as a percentage of net sales increased 210 basis points to 59.5%  in the three months ended October 28, 2018, compared to 57.4% in the three months ended October 29, 2017.  The increase in selling, general and administrative expenses was attributable to an increase of $4.9 million in advertising and marketing costs, $4.4 million in selling expenses and $6.2 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs increased 20 basis points to 20.4% in the three months ended October 28, 2018, compared to 20.2% in the three months ended October 29, 2017. The 20 basis point increase in advertising and marketing costs as a percentage of net sales was primarily attributable to an increase of 140 basis point in television advertising due to an earlier start in Women’s television advertising as compared to the prior year quarter, offset by a decrease of 140 basis points in catalog costs due to a planned decrease in catalog spend as a percentage of net sales.

As a percentage of net sales, selling expenses increased 70 basis points to 16.5% in the three months ended October 28, 2018, compared to 15.8% in the three months ended October 29, 2017,  primarily due to an increase in customer service due to our growth in retail, partially offset by a decrease in shipping expenses due to leverage from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 120 basis points to 22.6% in the three months ended October 28, 2018, compared to 21.4% in the three months ended October 29, 2017.  The 120  basis point increase was primarily attributable to an increase in information technology support and outside services, and an increase in depreciation as a result of more stores.

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

Direct segment operating loss was $8.4 million in the three months ended October 28, 2018 compared to $2.7 million in the three months ended October 29, 2017. Direct segment operating loss as a percentage of direct net sales decreased 890 basis points to (14.0)% in the three months ended October 28, 2018 compared to (5.1)% in the three months ended October 29, 2017. The 890 basis point decreased was primarily due to an increase of 100 basis points in direct gross margins, coupled with an increase in selling expenses of 200 basis points due to increased distribution costs, an increase of 330 basis points in general and administrative expenses due to an increase in consulting fees and outside services to support the growth of our direct business, and an increase of 460 basis points in advertising and marketing costs primarily due to an increase in television advertising as discussed above.

Retail segment operating income increased $3.7 million to $5.8 million in the three months ended October 28, 2018 compared to $2.1 million in the three months ended October 29, 2017. Retail segment operating income as a percentage of retail net sales increased 520 basis points to 12.4% in the three months ended October 28, 2018 compared to 7.2% in the three months ended October 29, 2017. The 520 basis point increase was due to a decrease of 530 basis points in selling, general and administrative expenses due to leverage gained from higher retail net sales offset by a decrease of 10 basis points in retail gross margins

Interest Expense

Interest expense was $1.6  million in the three months ended October 28, 2018, compared to $0.7 million in the three months ended October 29, 2017.  The increase in interest expense was primarily attributable to the addition of our headquarters building, coupled with a higher outstanding debt balance during the quarter as compared to the prior year.

Income Tax Benefit

Income tax benefit was $1.1 million in the three months ended October 28, 2018, compared to $0.5 million in the three months ended October 29, 2017. Our effective tax rate related to controlling interest was 25% for the three months ended October 28, 2018, compared to 36% for the three months ended October 29, 2017, respectively.  The decrease in our effective tax rate was primarily due to the U.S. tax reform, which was effective January 1, 2018.

Net Loss

Net loss was $3.2 million, in the three months ended October 28, 2018 compared to $0.8 million in the three months ended October 29, 2017, primarily due to the factors discussed above.

Nine Months Ended October 28, 2018 Compared to Nine Months Ended October 29, 2017

Net Sales

Net sales increased $63.9 million, or 25.2%, to $317.6 million in the nine months ended October 28, 2018 compared to $253.6 million in the nine months ended October 29, 2017, driven by gains in both direct and retail segments of $11.3 million, or 6.4%, and $52.6 million, or 67.4%, respectively, with gains across virtually all product categories and in both the men’s and women’s businesses. Our website visits increased 18% in the nine months ended October 28, 2018 compared to the nine months ended October 29, 2017.  The increase in retail net sales was primarily attributable to the same factors discussed above for the three months ended October 28, 2018 compared to the three months ended October 29, 2017.

Gross Profit

Gross  profit increased $34.2 million, or 23.6%, to $179.2 million in the nine months ended October 28, 2018 compared to $145.0 million in the nine months ended October 29, 2017. As a percentage of net sales, gross margin decreased 80 basis points to 56.4% of net sales in the nine months ended October 28, 2018, compared to 57.2% of net sales in the nine months ended October 29, 2017.  The decrease in gross margin rate was primarily attributable to the continued decline in shipping revenue and an increase in freight cost related to transporting inventory to our retail stores due to geographic expansion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $34.6 million, or 25.2%, to $172.1 million in the  nine months ended October 28, 2018 compared to $137.5 million in the nine months ended October 29, 2017. Selling, general and administrative expenses as a percentage of net sales remained flat at 54.2% in both the nine months ended October 28, 2018 and the nine months ended October 29, 2017.  Within selling, general and administrative there was an increase of $6.3 million in advertising and marketing costs, $12.4 million in selling expenses and $15.9 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 220 basis points to 18.7% in the nine months ended October 28, 2018, compared to 20.9% in the nine months ended October 29, 2017.  The 220 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 200 basis points in catalog costs due to the adoption of the new revenue standard which provides for catalog costs to be expensed upon customer receipt and a planned decrease in catalog spend as a percentage of net sales, coupled with advertising leverage gained from a higher mix of retail sales as compared to the nine months ended October 29, 2017.

As a percentage of net sales, selling expenses increased 90 basis points to 15.7% in the nine months ended October 28, 2018, compared to 14.8% in the nine months ended October 29, 2017, primarily due to an increase in customer service due to our growth in retail, partially offset by a decrease in shipping expenses attributable to the leverage gained from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 130 basis points to 19.8% in the nine months ended October 28, 2018,  compared to 18.5% in the nine months ended October 29, 2017.  The 130 basis point increase was primarily attributable to the same factors discussed above for the three months ended October 28, 2018 compared to the three months ended October 29, 2017.

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

Direct segment operating loss was $9.4 million in the nine months ended October 28, 2018 compared to operating income of  $0.2 million in the nine months ended October 29, 2017. Direct segment (loss) income as a percentage of direct net sales decreased 510 basis points to (5.0)% in the nine months ended October 28, 2018 compared to 0.1% in the nine months ended October 29, 2017. The 510 basis point decline was primarily due to a decline of 70 basis points in direct gross margins,  coupled with an increase in selling, general and administrative expenses of 440 basis points was primarily attributable to the same factors discussed nine months ended October 28, 2018 compared to the nine months ended October 29, 2017.

Retail segment operating income increased $9.1 million to $16.4 million in the nine months ended October 28, 2018 compared to $7.3 million in nine months ended October 29, 2017. Retail segment operating income as a percentage of retail net sales increased 330 basis points to 12.6% in the nine months ended October 28, 2018 compared to 9.3% in the nine months ended October 29, 2017.  The 330 basis point increase was primarily due to a decrease in selling, general and administrative expenses of 370 basis points attributable to the same factors discussed above for the nine months ended October 28, 2018 compared to the nine months ended October 29, 2017 offset by a decline of 40 basis points in retail gross margins.

Interest Expense

Interest expense was $3.6 million in the nine months ended October 28, 2018, compared to $1.2 million in the  nine months ended October 29, 2017.  The increase in interest expense was primarily attributable to the addition of our headquarters building, an increase in our build-to-suit retail stores, and a higher outstanding debt balance during the quarter as compared to the prior year.

Income Tax Expense

Income tax expense was $0.9 million in the nine months ended October 28, 2018, compared to income tax expense of $2.5 million in the nine months ended October 29, 2017. Our effective tax rate related to controlling interest was 27% for the nine months ended October 28, 2018 compared to 39%, for the nine months ended October 29, 2017, respectively.

Net Income

Net income decreased $1.3 million, or 33.7% to $2.5 million,  in the nine months ended October 28, 2018 compared to net income of $3.8 million in the nine months ended October 29, 2017, primarily due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net (loss) income	$(3,076)	$(746)	$2,693	$4,022
Depreciation and amortization	3,118	1,824	8,187	5,104
Interest expense	1,583	661	3,638	1,199
Income tax (benefit) expense	(1,067)	(454)	913	2,480
EBITDA	$558	$1,285	$15,431	$12,805
Non-cash stock based compensation	447	569	1,305	1,186
Adjusted EBITDA	$1,005	$1,854	$16,736	$13,991

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $0.8 million, or 45.8%, to $1.0 million in the three months ended October 28, 2018 compared to $1.9 million in the three months ended October 29, 2017. As a percentage of net sales, Adjusted EBITDA decreased 130 basis points to 0.9% of net sales in the three months ended October 28, 2018 compared to 2.2% of net sales in the three months ended October 29, 2017.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $2.7 million, or 19.6%, to $16.7 million in the nine months ended October 28, 2018 compared to $14.0 million in the nine months ended October 29, 2017. As a percentage of net sales, Adjusted EBITDA decreased 20 basis points to 5.3% of net sales in the nine months ended October 28, 2018 compared to 5.5% of net sales in the nine months ended October 29, 2017.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Effective May 17, 2018, we entered into a new credit facility which provides for borrowings of up to $80.0 million on a revolving line of credit and an additional $50.0 million in a delayed draw term loan. The $80.0 million revolving line of credit matures on May 17, 2023 and we have the option to draw in various amounts on the $50.0 million term loan through May 17, 2020, with a maturity on May 17, 2023. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $50.0 million to $55.0 million in fiscal 2018 on capital expenditures, net of proceeds from finance lease obligations, including a total of approximately $27.0 million to $32.0 million for new retail store expansion and remodels. We expect capital expenditures of approximately $2.0 million and starting inventory of $0.5 million to open a new store. At October 28, 2018, our net working capital was $85.1 million, including $2.5 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	October 28, 2018	October 29, 2017
(in thousands)
Net cash used in operating activities	$(23,502)	$(34,957)
Net cash used in investing activities	(46,317)	(43,909)
Net cash provided by financing activities	65,929	56,516
Decrease in cash and restricted cash	$(3,890)	$(22,350)

Net Cash used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization,  stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the nine months ended October 28, 2018 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2018 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For nine months ended October 28, 2018, net cash used in operating activities was $23.5 million, which consisted of net income of $2.7 million, non-cash depreciation and amortization of $8.2 million and stock based compensation of $1.3 million, offset by cash used in operating assets and liabilities of $35.5 million. The cash used in operating assets and liabilities of $35.5 million primarily consisted of a $44.8 million increase in inventory, primarily due to our sales increase and inventory for the opening of new retail stores during fiscal 2018 and our peak season,  which was partially offset by an increase of $19.1 in trade accounts payable primarily due to timing of payments and an increase of $7.1 in accrued expenses and deferred rent obligations.

For the nine months ended October 29, 2017, net cash used in operating activities was $35.0 million, which consisted of net income of $4.0 million, non-cash depreciation and amortization of $5.1 million and stock based compensation of $1.2 million, offset by cash used in operating assets and liabilities of $45.2 million. The cash used in operating assets and liabilities of $45.2 million primarily consisted of a  $57.0 million increase in inventory, primarily due to the increase in the number of our retail stores and building up our inventory for the peak holiday season, which was partially offset by an increase in trade accounts payable of $18.7 million primarily due to timing of payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities.

For the nine months ended October 28, 2018, net cash used in investing activities was $46.3 million and was primarily driven by capital expenditures of $45.9 million for new retail stores and retail store build-out, as well as investments in information technology.

For the nine months ended October 29, 2017, net cash used in investing activities was $43.9 million and was primarily driven by capital expenditures of $37.5 million for the opening of ten new retail stores and investments in information technology and a $6.3 million purchase of an available-for-sale security.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to holders of the noncontrolling interest in our variable interest entity Schlecht Retail Ventures LLC (“SRV”), proceeds from finance lease obligations and capital contributions to SRV.

For the nine months ended October 28, 2018, net cash provided by financing activities was $65.9 million, primarily consisting of proceeds of $65.0 million, net from our revolving line of credit to fund working capital and capital expenditures and $1.0 million from finance lease obligations in connection with our build-to-suit lease transactions.

For the nine months ended October 29, 2017, net cash provided by financing activities was $56.5 million, primarily consisting of proceeds of $50.1 million, net from our revolving line of credit, $0.8 million from long-term debt, $2.9 million in change in bank overdraft, $2.4 million from our finance lease obligations in connection with our build-to-suit lease transactions and $0.8 million for capital contributions to SRV.

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

As of October 28, 2018 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above and expects to be in compliance for the remainder of fiscal 2018.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2017 Form 10-K or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K, except as discussed below.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended October 28, 2018, which were not registered under the Securities Act.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1	Form of First Amendment dated October 15, 2018 to Employment Agreement between Duluth Holdings Inc. and Al Dittrich dated August 5, 2015. *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2018
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial Officer and Principal Accounting Officer)