Form 10-K
period 2019-02-03
DULUTH HOLDINGS INC.
filed 2019-04-19
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 001-37641

DULUTH HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1564801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 East Front Street, Mount Horeb, Wisconsin	53572
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (608) 424-1544

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Stock, No Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $241.1 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (July 29, 2018).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of April 16, 2019, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of April 16, 2019 was 29,288,730.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of February 3, 2019 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to maintain and enhance a strong brand image;
•	our ability to successfully open new stores;
•	effectively adapting to new challenges associated with our expansion into new geographic markets;
•	generating adequate cash from our existing stores to support our growth;
•	the impact of changes in corporate tax regulations and sales tax;
•	identifying and responding to new and changing customer preferences;
•	containing the increase in the cost of mailing catalogs, paper and printing;
•	the success of the locations in which our stores are located;
•	our ability to attract customers in the various retail venues and locations in which our stores are located;
•	adapting to declines in consumer confidence and decreases in consumer spending;
•	competing effectively in an environment of intense competition;
•	our ability to adapt to significant changes in sales due to the seasonality of our business;
•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;
•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•	increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment;
•	the susceptibility of the price and availability of our merchandise to international trade conditions;
•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;
•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;
•	disruptions in our supply chain and distribution centers;
•	our inability to protect our trademarks or other intellectual property rights;
•	infringement on the intellectual property of third parties;
•	acts of war, terrorism or civil unrest;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;
•	changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods;

•	our ability to secure the personal and/or financial information of our customers and comply with the security standards for the credit card industry; and
•	our failure to maintain adequate internal controls over our financial and management systems.

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

The following discussion contains references to fiscal years 2018, 2017 and 2016, which refer to our fiscal years ended February 3, 2019, January 28, 2018, and January 29, 2017, respectively. Fiscal year 2018 was a 53-week period. Fiscal years 2017 and 2016 were 52-week periods.

In fiscal 2018, we  opened a total of 15 retail stores and added approximately 250,000 gross square feet to our stores.

Duluth Trading is a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own channels. We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck NakedTM underwear and Fire Hose® work pants, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a  heritage in workwear that transcends tradesmen and appeals to a broad demographic of men and women for everyday and on-the-job use. More than 90% of our fiscal 2018 net sales consisted of proprietary products sold under our Duluth Trading brand name. We believe the foundation of our success is our culture of “poking average in the eye” by seeing things for what they could be and should be and finding a way to make them exactly that, and we like to do it all with a big, toothy grin.

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

To protect the integrity of the Duluth Trading brand, we offer our products exclusively through our omnichannel distribution network, consisting of our website, catalogs and retail stores. This model creates multiple touch points with our customers and enables us to control both our Duluth Trading brand expression and the pricing of our products. Our distribution strategy eliminates the need to sell through third-party retailers, allowing us to focus on our core competencies of product development, storytelling and serving customers. Our direct segment, consisting of our website and catalogs, offers products nationwide and represented approximately 62% of our fiscal 2018 net sales. In 2010, we added retail to our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and, as of February 3, 2019, we operated 43 retail stores and three outlet stores. Our retail segment represented approximately 38% of our fiscal 2018 net sales.

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

•

Accelerating Retail Expansion. We believe our customers’ purchasing decisions are heavily influenced by the availability of our retail stores. We believe that our customers’ desire to shop in stores, combined with the number of potential markets for our retail stores and the compelling unit economics of our existing retail stores, provide us with a significant opportunity to grow our U.S. retail presence. We have identified markets with the potential for approximately 100 U.S. store locations that feature high concentrations of existing Duluth Trading customers and potential customers that fit our brand demographics. We anticipate opening 15 stores during fiscal 2019. Our existing retail stores have been profitable in both metropolitan and rural locations across multiple markets and have achieved an average payback of less than two years. For fiscal 2019, top priority efforts are underway to drive awareness of and traffic to our stores with total market growth being our key success. Key drivers of our retail stores will include fresh assortments each season, targeted marketing and a more personalized web and store experience. We plan to continue building our organization and investing in software systems and operational infrastructure to support the growth in our retail segment. Based on our experience to date, we believe the combination of our direct and retail channels in an individual geographic market substantially increases the net sales and customer acquisition potential in that market. For example, since opening our retail stores in the Minneapolis-St. Paul metropolitan area, our direct segment net sales in that area have continued to grow. Additionally, we believe our retail stores provide ancillary marketing benefits by giving new and existing customers a destination to experience our brand.

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

•

Growing Our Women’s Business. Since launching in 2005, our women’s business has grown significantly to represent approximately 25% of our net sales in fiscal 2018. We believe that we have a significant opportunity to continue to grow our women’s business through customer acquisition, and we plan to continue to leverage all of our marketing channels, including national television and digital advertising, retail stores and our catalogs to do so. We expect that our women’s business will continue to represent an increasing portion of our net sales, and accordingly, we are allocating a higher percentage of our total advertising budget to the women’s business. We believe that as our retail footprint expands, our women’s business will continue to grow based on our current customers’ shopping patterns. While the core of our women’s product assortment will continue to consist of solution-based apparel that fits the Modern, Self-Reliant American Lifestyle, we plan to selectively expand our product offering to appeal to a wider range of female customers.

Our Sales Channels

Our omnichannel business strategy allows our sales channels to work in synergy to seamlessly deliver a consistent brand experience to the customer, including consistent marketing, pricing and product presentation. All sales channels are fully integrated, including stores, website, catalogs and customer contact centers. Our marketing campaigns and technology advancements are designed to generate demand for our omnichannel business rather than separate sales channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Website and catalog orders are primarily shipped to our customer through our fulfillment centers or  customers can view in-store inventory from our website and can choose ship to store through our Buy-Online-Pickup-In-Store program. In addition, website orders can be returned at store locations. As customers continue to utilize multiple sales channels, we have and will continue to adapt our approach to meet that demand. We sell our products exclusively through our direct and retail channels, giving us complete control of our brand presentation as well as direct interaction with the customer.

Direct Segment

Our direct channel, which comprised approximately 62% of our fiscal 2018 net sales, reaches customers nationwide through our website and catalogs.

•

e-Commerce. Our website, www.duluthtrading.com, serves as a storefront for our product assortment and provides an interactive, user-friendly, content-rich customer experience. Our website’s homepage and category content, including pricing, seasonal promotions and products, are updated frequently in order to keep them current and seasonally appropriate, which coincides with updates to our catalogs and retail store displays. Our entire product offering is available on our website with certain new products offered exclusively online during their initial introduction, as well as out-of-season but in-stock products. Our website features humorous product videos and customer testimonials that educate our customers on the features and benefits of our products, which we believe enhances our visitors’ shopping experience. We believe our e-commerce experience has been successful in converting website visitors into customers. We offer our new and existing customers the ability to shop across multiple platforms and devices, including mobile devices, tablets and desktop computers. During fiscal 2018, we sold merchandise to customers through our website in all 50 states and had approximately 54.7 million website visits, an increase of approximately 18% from fiscal 2017.

•

Catalog. Our catalog business is an important part of our heritage and a key differentiator in our market. Our catalogs serve as a tangible vehicle for our authentic and humorous storytelling and drive customers to visit our website and retail stores.  During fiscal 2018, we published 35 catalog issues and distributed over 50 million copies, approximately 14 million of which were mailed to prospective customers. Our catalogs reflect our tailored approach to marketing and include particular expressions of our brand that resonate with our target customers. We produce separate catalogs for our men’s and women’s product offerings, showcasing illustrations in our men’s catalogs and featuring women of “grit and substance” in our women’s catalogs. In addition to generating a portion of our direct net sales, we believe our catalogs are clever, informative and eye catching and are a vital part of building the Duluth Trading brand.

Retail Segment

In 2010, we opened our first retail store and have since expanded our retail presence, operating 43 retail stores and three outlet stores as of February 3,  2019. In fiscal 2018, our retail stores produced $217.5 million in net sales, representing approximately 38% of total net sales, compared  to $140.5 million in net sales in fiscal 2017, representing 30% of total net sales. Our existing stores have been profitable in both metropolitan and rural locations. During fiscal 2018, our retail store customer visits increased by 44% to approximately 5.9 million visits, compared to approximately 4.1 million visits in fiscal 2017. Our retail stores allow us to reach customers who prefer to shop in a brick and mortar setting and give new and existing customers the opportunity to touch and feel our innovative products before making a purchase decision. Our stores range in size from approximately 6,000 to 14,000 selling square feet and are designed to bring our brand to life by creating a unique and entertaining experience, including engaging sales associates, a compelling and complete product assortment, custom made fixtures to fit our brand, free wireless Internet and complimentary coffee and water. We also showcase unique attractions at each retail store that celebrate the heritage of the local area, such as the tool museum in our Mt. Horeb, Wisconsin store and the “Exploded Tractor” exhibit in our Ankeny, Iowa store. We believe these local community elements help promote customer loyalty and drive repeat purchases.

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

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	$ Change	% Change
(in thousands)
Men's	$395,536	$333,536	$62,000	18.6%
Women's	141,244	110,343	30,901	28.0%
Hard goods/other	31,322	27,568	3,754	13.6%
Total net sales	$568,102	$471,447	$96,655	20.5%

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

•

Catalogs. Our catalogs are an important part of our heritage and represent a tangible vehicle for our authentic and humorous storytelling. In fiscal 2018, we published 35 catalog issues and distributed over 50 million catalogs, approximately 14 million of which were mailed to prospective customers. Our catalogs support both sales channels, and we believe serve as an important customer acquisition tool by driving visits to our website and retail stores.

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

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors.  In fiscal 2018,  52% of our purchases came from our largest supplier, an agent partner in Hong Kong who manages multiple factories across Asia, including Cambodia, China, Indonesia and Vietnam. Approximately 15% of our purchases in fiscal 2018 came from our second largest supplier, which is based in Thailand. We believe sourcing inventory through this agent allows us to leverage the agent’s purchasing power with multiple factories, as well as transportation and logistics capabilities, allowing our internal team to focus on our core competencies of product development, storytelling and serving customers, rather than factory and mill management or logistics.

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

Returns Center

We currently lease approximately 30,000 square feet of warehouse space located in Verona, Wisconsin.  Our returns center handles the majority of direct sales returns.

Information Technology

We use technology to provide customer service, business process support and business intelligence across our sales channels. We continually aim to have more efficient supply chain and distribution systems operations. Our Distributed Order Management systems provide us with omnichannel capabilities that have a global view of available-to-promise inventory management and also process direct orders from our retail stores. Our Belleville distribution center implemented a new warehouse management system in July 2015. Our Product Lifecycle Management System, which launched in June 2015, systematically coordinates efforts across our product development teams, allowing these teams to dedicate their time to building and executing solution-based product introductions. Our Vendor Portal is a web-based system that allows us to interface with key partners. In 2018, we implemented a new Order Management System (“OMS”) and a new E-commerce website. Our new OMS allows us to manage inventory cost and pricing, and seamlessly process customer orders across all channels. It will also provide us with flexible pricing and promotions to satisfy our customers’ needs. The new E-commerce website allows us to provide our customers with a reliable and secure channel to shop our products. This allows us to comfortably scale to meet our anticipated customer demands.

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

Intellectual Property

Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office, trademark offices in other jurisdictions, or exist under common law in the United States and other jurisdictions. The “Duluth Trading Co” trade name and trademark is used both in the United States and internationally, and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are Alaskan Hardgear®, Armachillo®, Ballroom®, Cab Commander®, Crouch Gusset®, Dry on the Fly®, Duluth Trading Co®, Duluthflex®, Fire Hose®, Longtail T®, No Polo Shirt®, No Yank® and Wild Boar Mocs®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including “duluthtrading.com.”

Employees

As of February 3, 2019, we employed 859 full-time and 1,935 part-time and flexible part-time employees, 1,630 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

Our business experiences seasonal fluctuations. Our net sales and net income are generally highest in the fourth fiscal quarter, which includes the holiday sales period. The following table presents net sales and net income for the fourth quarter as a percentage of the fiscal year.

	4Q	4Q Net Sales	4Q	4Q Net Income
Fiscal Year	Net Sales	% of Fiscal year	Net Income	% of Fiscal Year
(in thousands)
2018	$250,541	44.1%	$20,620	89.0%
2017	$217,805	46.2%	$19,528	83.6%
2016	$174,653	46.4%	$13,993	65.6%

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.duluthtrading.com under the “Investors” tab as soon as reasonably practicable after such reports are filed with, or furnished to the SEC.

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

Customer complaints or negative reactions to, or unfavorable publicity about, our product quality or product features, our storytelling or irreverent advertising, the shopping experience on our website or in our retail stores, product delivery times, customer data privacy and security practices or customer support, especially on blogs, social media, other third-party websites and our website, could rapidly and severely diminish consumer use of our website and catalogs, visits to our retail stores and consumer confidence in us and result in harm to our brand. Furthermore, these factors could cause our customers to no longer feel a personal connection with the Duluth Trading brand, which could result in the loss of customers and materially adversely affect our business, results of operations and growth prospects.

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

We plan to open approximately 15 new retail stores in fiscal 2019. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

Furthermore, our retail stores may be located in regions that will be far from our Mount Horeb, Wisconsin headquarters and will require additional management time and attention. Failure to properly supervise the operation and maintain the consistency of the customer experience in those retail stores could result in loss of customers and potentially harm future net sales prospects.

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

H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) made broad and complex changes to U.S. law, and in certain instances, lacks clarity and is subject to interpretation until additional Internal Revenue Service guidance is issued. The ultimate impact of the Tax Reform Act may differ from the Company’s estimates due to changes in the interpretations and assumptions made as well as any forthcoming regulatory guidance, and any negative impact may be material. The Company will continue to assess the provisions of the Tax Reform Act and the anticipated impact to its income tax expense and will disclose the anticipated impact on its consolidated financial statements in future financial filings until the final impact is determined.

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

The level of customer traffic and volume of customer purchases through our direct channel, which accounted for approximately 62% of our net sales in fiscal 2018, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our products. If we are unable to maintain and increase customers’ use of our e-commerce platform, including our website, and the volume of purchases decline, our business and results of operations could be adversely affected.

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
•

threats to the computer systems that operate our website and related support systems, including viruses, malware and other malicious code, misconfiguration, systems failure or inadequacy, compromise or unauthorized access and similar disruptions.

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

We rely on third-party service providers, such as UPS and the United States Postal Service (“USPS”), to deliver products purchased through our direct channel to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.

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

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people, information systems and facilities and expand, train and manage our employee base. We have rapidly increased employee headcount to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 89 full-time employees and 220 part-time and flexible part-time employees as of December 31, 2009 to 859 full-time employees and 1,935 part-time and flexible part-time employees as of February 3, 2019, and we expect to add a significant number of employees in fiscal 2019. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. Failure to manage our hiring needs effectively or successfully integrate new employees may have a material adverse effect on our business, financial condition and operating results.

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

We primarily rely on cash flow generated from our direct and retail sales and borrowings under our credit facility to fund our current operations and our growth initiatives. It takes a significant amount of cash to open a new retail store. If we open a large number of stores relatively close in time, the cost of these retail store openings and the cost of continuing operations could reduce our cash position  or increase our debt. An increase in our cash flow used for new stores could adversely affect our operations by reducing the amount of cash available or borrowing capacity to address other aspects of our business.

In addition, as we expand our business, we will need significant amounts of cash to pay our existing and future lease obligations, purchase inventory, pay personnel and invest in our infrastructure and facilities. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations and will require interest payments that would create additional cash demands and financial risk for us.

We maintain debt that could adversely affect our operating flexibility and put us at a competitive disadvantage.

The borrowings under our revolving credit facility typically peak during our third or fourth fiscal quarter, and reached a peak of $65.0 million in November of fiscal 2018.

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

During fiscal 2018, approximately 52% of our products were sourced through a third-party purchasing agent and another 15% of our products were sourced through another vendor. The remaining products were sourced from a variety of domestic and international suppliers. If these suppliers are unable or unwilling to provide the products or services that we require or materially increase their costs, our ability to offer and deliver our products on a timely and profitable basis could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. We do not have written agreements with our top suppliers, and we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect. Furthermore, if any of our significant suppliers were to become subject to bankruptcy, receivership or similar proceedings, customs actions, or other legal actions, we may be unable to arrange for alternate or replacement relationships on terms as favorable as our current terms, which could adversely affect our sales and operating results.

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

In the normal course of business we often collect, retain and transmit customer personal and credit card information, employee personal information, and other sensitive and confidential information. The protection of customer and employee information, and the Company’s intellectual property, from potential threats is vitally important to the Company. Consumers and employees continue to have significant concerns about the security of personal information, especially when transmitted over the Internet, and the use, retention, disclosure, and privacy of such information. We continually evaluate and upgrade our information systems, security measures, and practices to combat the ever-evolving cyber risks and to comply with our legal and regulatory obligations, and we provide cybersecurity awareness training around phishing, social engineering, and other cyber risks to our employees, in an effort to elevate our cybersecurity posture and give our workforce the skills to both avoid and report cyber threats. Despite our risk management efforts, vendor due diligence, and security measures, our facilities and systems and those of our third-party service providers, are subject to increasingly complex cyber risks, including cyber extortion, data breaches, unauthorized access, denial of service, vendor or employee misconduct, ransomware and other malicious software, and data exfiltration. We and our employees and customers could suffer significant harm if any personal, financial, or credit card information was accessed or disclosed by an unauthorized third party, or our information technology systems or those of our third party providers were compromised or subject to data loss, exfiltration, corruption, or disruption. Any security incident or data breach could severely damage our reputation and our relationships with customers, business partners and employees, cause us to incur significant costs and expenses to investigate, remediate and notify affected individuals, and expose us to an increased risk of litigation, regulatory enforcement, fines and penalties, and other losses and liabilities. In addition, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more complex and uncertain due to recent high-profile privacy and security incidents and legislative efforts across the globe. As a result, we may incur significant costs to comply with laws regarding the use, retention, disclosure, security, and privacy of personal information.

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

An inability to attract and retain qualified employees to meet our staffing needs in our corporate office, stores, distribution center or call center could result in higher payroll costs and adversely affect our operating results.

Our performance is dependent on attracting and retaining a large number of qualified employees. Many of our strategic initiatives require that we hire and/or develop associates with appropriate experience. Attracting and retaining a sufficient number of qualified employees to meet our staffing needs may be difficult, since the competition for these types of personnel is intense. Many of our staffing needs in our stores, fulfillment centers and call center are entry-level or part-time positions with historically high rates of turnover. If we cannot attract and retain employees with the qualifications we deem necessary to meet our staffing needs in our corporate office, stores, fulfillment centers and call center, our ability to effectively operate may be adversely affected. In addition, our staffing needs are especially high during the peak holiday season. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

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

Prior to our IPO, we were treated as an “S” corporation for U.S. federal income tax purposes. Concurrent with and as a result of our IPO, our “S” corporation status terminated and we are currently subject to federal income taxes and state income taxes. In the event of an adjustment to our reported taxable income for a period or periods prior to termination of our “S” corporation status, our shareholders during those periods could be liable for additional income taxes for those prior periods. Therefore, prior to the consummation of our IPO, we entered into a tax indemnification agreement with the then-existing shareholders. Pursuant to the tax indemnification agreement, we agreed to indemnify and hold harmless each such shareholder on an after-tax basis against additional income taxes, plus interest and penalties, resulting from adjustments made, as a result of a final determination made by a competent tax authority, to the taxable income we reported as an “S” corporation. Such indemnification will also include any reasonable and documented out-of-pocket expenses arising out of a claim for such tax liability.

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

Our Class A common stock has ten votes per share, and our Class B common stock has one vote per share. Given the greater number of votes per share attributed to our Class A common stock, our Executive Chairman, Stephen L. Schlecht, who is our only Class A shareholder, beneficially owns shares representing approximately 66.5% of the voting power of our outstanding capital stock. As a result of our dual class ownership structure, Mr. Schlecht will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. Mr. Schlecht owns shares representing approximately 35.3% of the economic interest of our outstanding capital stock and, together with our other executive officers, directors and their affiliates, owns shares representing approximately 40.7% of the economic interest and 69.3% of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, these shareholders will be able to control elections of directors, amendments of our articles of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class B common stock.

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

In connection with the preparation of our fiscal 2018 consolidated financial statements, we identified a material weakness in our internal control over financial reporting due to the lack of sufficient resources throughout the year.  Specifically, we did not design and implement effective internal control activities to timely correct and resolve issues resulting from converting to a new order management system, and we did not consistently execute certain account reconciliations and analyses during fiscal 2018.

Management is committed to the planning and implementation of remediation efforts to address the material weakness, as well as to foster continuous improvement in the Company’s internal controls. In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, we have undertaken, and will continue to undertake, steps to improve our internal control over financial reporting to address and remediate the material weakness. Our primary efforts include to (i) evaluate resources throughout the organization to determine where current resources should be reassigned and where additional resources are needed to consistently and timely execute internal control activities, and (ii) design and implement additional application balancing control procedures to further automate and enhance the reconciliation process. Management believes these measures, when fully implemented and operational, will remediate the control deficiency we have identified and strengthen our internal control over financial reporting.

However, if the remedial measures we are implementing are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of February 3, 2019 (except as noted).

	Number of		Gross
Location	Stores	Primary Use	Square Footage	Leased/Owned

Retail Segment
North East
Maine	1	Store	12,951	Leased
Massachusetts	1	Store	16,360	Leased
New Jersey	1	Store	13,300	Leased
Pennsylvania	2	Store	34,945	Leased
Rhode Island	1	Store	14,528	Leased
Midwest
Illinois	2	Store	28,410	Leased
Indiana	1	Store	14,557	Leased
Iowa	1	Store	12,249	Leased
Michigan	3	Store	45,588	Leased
Minnesota	4	Store	61,900	Leased
Missouri	2	Store	27,692	Leased
Nebraska	1	Store	20,801	Leased
North Dakota	1	Store	14,557	Leased
Ohio	4	Store	58,420	Leased
South Dakota	1	Store	9,166	Leased
Wisconsin	4	Store	53,646	Leased
South
Kentucky	1	Store	15,456	Leased
North Carolina	2	Store	41,672	Leased
Oklahoma	1	Store	15,536	Leased
Texas	3	Store	44,650	Leased
Virginia	1	Store	15,000	Leased
West
Alaska	1	Store	25,409	Leased
Colorado	3	Store	52,643	Leased
Oregon	1	Store	19,075	Leased

Leased to Open New Store
Friendswood, TX (1)		Store	16,026	Leased
Katy, TX (1)		Store	16,000	Leased
Wichita, KS (1)		Store	15,385	Leased
Spokane Valley, WA (2)		Store	15,656	Leased
Jacksonville, FL		Store	14,557	Leased
Rogers, AR		Store	15,656	Leased
Danbury, CT		Store	9,792	Leased
Madison, AL		Store	15,656	Leased
Round Rock, TX		Store	15,536	Leased

Direct Segment
Mount Horeb, WI		Corporate headquarters	108,000	Leased
Belleville, WI		Distribution center	220,000	Owned
Verona, WI		Returns center	30,000	Leased

Direct/Retail
Belleville, WI		Outlet store and call center	17,890	Owned
Oshkosh, WI		Outlet store and call center	12,777	Leased
Redwing, MN		Outlet store and call center	15,560	Leased

____________________________

(1)	Opened in March 2019.
(2)	Opened in April 2019.

The leases on our retail stores expire at various times and are subject to renewal options. We consider these properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

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

Executive Officers of Duluth Holdings Inc.

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The information presented below is as of April 5, 2019.

Name	Age	Office
Stephen L. Schlecht	71

Mr. Schlecht is the founder of our Company and has served as Executive Chairman of the Board since February 2015. Mr. Schlecht has served on our board of directors since our founding in 1986. Mr. Schlecht previously served as our Chief Executive Officer from February 2003 to February 2015, as President from February 2003 to February 2012 and as President and Chief Executive Officer of GEMPLER’S, Inc., which he founded in 1986, until February 2003. Mr. Schlecht holds a B.S.B.A. degree and an M.B.A. from Northwestern University. Mr. Schlecht has over 48 years of experience in the direct marketing and retail industries and has extensive leadership experience and strategic vision.

Stephanie L. Pugliese	48

Ms. Pugliese has served as President of the Company since February 2012 and as Chief Executive Officer since February 2015. Ms. Pugliese has previously served as our President and Chief Operating Officer from February 2014 to February 2015, as our Senior Vice President and Chief Merchandising Officer from July 2010 to February 2012, and as our Vice President of Product Development from November 2008 to July 2010. Ms. Pugliese previously served as a senior executive in several positions with Lands’ End, Inc. from November 2005 to October 2008, including General Merchandising Manager of Women’s Apparel, Men’s Apparel, and the Home Division. She also previously held the position of Vice President of Merchandising at Ann Inc. from March 2000 to May 2003. Ms. Pugliese holds a B.A. degree in marketing from New York University Stern School of Business. Ms. Pugliese is a seasoned executive with over 27 years of experience in the retail apparel industry.

David Loretta	51

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

Allen L. Dittrich	64

Mr. Dittrich has served as our Senior Vice President and Chief Operating Officer since October 2018. Mr. Dittrich has previously served as our Senior Vice President of Omnichannel Customer Experience and Operations from February 2015 to October 2018. He previously served as Senior Vice President of Retail at Allen-Edmonds Shoe Corporation from November 2009 until February 2015 and Chief Executive Officer of Retail Associates Ltd. from February 2006 to October 2008. Mr. Dittrich has also previously served as Executive Vice President and Chief Operating Officer of Gander Mountain from 2003 to August 2005 and Chief Merchandising and Marketing Officer from April 1998 to 2003. Prior thereto, Mr. Dittrich served as a senior executive in several positions with the Department Store Division at Dayton Hudson where he was employed from 1977 to 1998, including Senior Vice President General Merchandising Manager Home and Cosmetics and Senior Vice President General Merchandising Manager of Men’s and Children’s. Mr. Dittrich also served on our advisory board for fiscal 2014. Mr. Dittrich holds a B.A. degree in Business Administration and Marketing from Winona State University. Mr. Dittrich has held multiple senior executive roles and has over 40 years of experience in the direct marketing and retail industries.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Listing and Trading

Our Class B common stock is traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015.  Our Class A common stock is neither listed nor traded on an exchange.

Shareholders of Record

As of April 16, 2019, there were approximately 46 holders of record based upon data provided by our transfer agent, one of whom is the sole holder of our Class A common stock and 45 of whom are holders of our Class B common stock. We believe the number of beneficial holders of the Company’s Class B common stock is in excess of this amount.

Dividends

Our Class B common stock began trading on November 20, 2015, since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Stock Performance Graph

The following graph compares the cumulative total return to shareholders on Duluth Holdings Inc. Class B common stock from November 20, 2015, the first day our Class B common stock began trading on the NASDAQ Global Select Market, through February 3, 2019, the last day of fiscal 2018, for which trading occurred, with the NASDAQ Global Select Market Index and the NASDAQ Global Retail Index for the same period. The graph assumes an initial investment of $100 on November 20, 2015 in our Class B common stock, the NASDAQ Global Select Market and the NASDAQ Global Retail Index. The graph also assumes that the initial prices of our Class B common stock, the NASDAQ Global Select Market and the NASDAQ Global Retail Index on November 20, 2015 were the closing prices on that trading day.

Company/Market/ Peer Group	11/20/15	01/29/16	04/29/16	07/29/16	10/28/16	01/27/17	04/30/17	07/30/17	10/29/17	01/28/18	04/29/18	07/29/18	10/28/18	02/03/19
DLTH	$100.00	$120.95	$174.29	$181.68	$195.53	$168.28	$162.27	$143.30	$148.28	$136.85	$128.35	$169.67	$213.70	$172.01
NASDAQ Global Select Market	$100.00	$90.57	$93.68	$101.31	$101.89	$111.06	$118.73	$125.16	$131.64	$147.42	$139.84	$152.01	$140.77	$142.61
NASDAQ Global Retail Index	$100.00	$98.18	$103.51	$107.69	$102.99	$105.32	$112.03	$112.98	$115.82	$139.48	$134.90	$141.89	$133.00	$133.98

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015
(in thousands, except per share and number of stores data)
Consolidated Statements of Operations:
Net sales	$568,102	$471,447	$376,116	$304,157	$231,867
Net income attributable to controlling interest	$23,156	$23,351	$21,315	$27,439	$23,647
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,086	31,853	31,527	25,250	23,815
Net income per share attributable to controlling interest	$0.72	$0.73	$0.68	$1.09	$0.99
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,317	32,285	32,249	25,978	24,002
Net income per share attributable to controlling interest	$0.72	$0.72	$0.66	$1.06	$0.99
Pro forma net income information (Unaudited)(1):
Pro forma net income attributable to controlling interest	$—	$—	$—	$17,267	$14,188
Pro forma basic net income per share attributable to controlling interest (Class A and Class B)	$—	$—	$—	$0.68	$0.60
Pro forma diluted net income per share attributable to controlling interest (Class A and Class B)	$—	$—	$—	$0.66	$0.59
Consolidated Balance Sheets:
Cash	$731	$2,865	$24,042	$37,873	$7,881
Total assets	$296,759	$223,102	$155,967	$120,620	$70,949
Total debt, (including capital lease obligations)	$46,779	$1,508	$777	$5,023	$5,683
Working capital	$65,587	$51,530	$66,127	$73,700	$25,714
Operating Data:
Number of stores(2)	46	31	16	9	6
Total store gross square footage	687,996	438,912	205,826	96,939	68,080
Capital expenditures	$53,036	$46,464	$28,672	$7,306	$5,269
EBITDA(3)	$50,158	$44,823	$39,946	$32,168	$26,269
Adjusted EBITDA(3)	$51,826	$46,420	$41,170	$34,003	$26,661

_____________________________

(1)

The unaudited pro forma net income information gives effect to an adjustment for income tax expense on the income attributable to controlling interest as if we had been a “C” corporation at an assumed combined federal, state and local effective income tax rate, which approximate our statutory income tax rate, of 40%. No pro forma income tax expense was calculated on the income attributable to noncontrolling interest because this entity did not convert to “C” corporation. The Company was a “C” corporation for the entire fiscal year ended February 3, 2019, January 28, 2018 and January 29, 2017, therefore pro forma net income information is not applicable for these periods.

(2)	Includes three outlet stores as of February 3, 2019 and January 28, 2018, two outlet stores as of January 29, 2017 and January 31, 2016 and one outlet store as of February 1, 2015.
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

The following discussion contains references to fiscal years 2018, 2017 and 2016, which refer to our fiscal years ended February 3, 2019 January 28, 2018 and January 29, 2017, respectively. Fiscal year 2018 was a 53-week period, Fiscal years 2017 and 2016 were 52-week periods.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 61.7% of our fiscal 2018 consolidated net sales, compared to 70.2% in fiscal 2017. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of February 3, 2019, we operated 43 retail stores and three outlet stores. Net sales for our retail segment represented 38.3% of our fiscal 2018 consolidated net sales, compared to 29.8% in fiscal 2017. In fiscal 2018,  we opened a total of 15 retail stores, adding a total of approximately 250,000 gross square feet.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 36 consecutive quarters through February 3, 2019;
•	Net sales in fiscal 2018 increased by 20.5% over the prior year to $568.1 million;
•	Net income in fiscal 2018 was flat compared to the prior year at $23.2 million;
•	Adjusted EBITDA in fiscal 2018 increased by 11.6% over the prior year to $51.8 million;
•	Our retail stores have achieved an average payback of less than two years; and
•

Beginning October 29, 2018, the Company consolidates TRI Holdings, LLC (“TRI”). The Company considers itself the primary beneficiary for TRI as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and is expected to receive benefits that are significant to TRI.

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

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
(in thousands)
Direct net sales	$350,638	$330,940	$309,674
Retail net sales	217,464	140,507	66,442
Net sales	568,102	471,447	376,116
Cost of goods sold (excluding depreciation and amortization)	257,700	210,428	161,970
Gross profit	310,402	261,019	214,146
Selling, general and administrative expenses	273,221	223,947	179,145
Operating income	37,181	37,072	35,001
Interest expense	5,949	1,988	194
Other income, net	383	421	247
Income before income taxes	31,615	35,505	35,054
Income tax expense	8,450	11,878	13,525
Net income	23,165	23,627	21,529
Less: Net income attributable to noncontrolling interest	9	276	214
Net income attributable to controlling interest	$23,156	$23,351	$21,315
Percentage of Net sales:
Direct net sales	61.7%	70.2%	82.3%
Retail net sales	38.3%	29.8%	17.7%
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	45.4%	44.6%	43.1%
Gross profit	54.6%	55.4%	56.9%
Selling, general and administrative expenses	48.1%	47.5%	47.6%
Operating income	6.5%	7.9%	9.3%
Interest expense	1.0%	0.4%	0.1%
Other income, net	0.1%	0.1%	0.1%
Income before income taxes	5.6%	7.5%	9.3%
Income tax expense	1.5%	2.5%	3.6%
Net income	4.1%	5.0%	5.7%
Less: Net income attributable to noncontrolling interest	0.0%	0.1%	0.1%
Net income attributable to controlling interest	4.1%	5.0%	5.7%

Fiscal 2018 Compared to Fiscal 2017

Net Sales

Net sales increased $96.7 million, or 20.5%, to $568.1 million in fiscal 2018 compared to $471.4 million in fiscal 2017, driven by gains in both direct and retail segments of $19.7 million, or 6.0%, and $77.0 million, or 54.8%, respectively, across virtually all product categories and in both our men’s and women’s business. The inclusion of the 53rd week in fiscal 2018 amounted to an additional $7.7 million of net sales. The $77.0 million increase in retail net sales was primarily attributable to having 46 stores in fiscal 2018 as compared to 31 stores in fiscal 2017. Fiscal 2018 was also affected by challenges with systems implementation and inventory flow.

Gross Profit

Gross profit increased $49.4 million, or 18.9%, to $310.4 million in fiscal 2018 compared to $261.0 million in fiscal 2017. As a percentage of net sales, gross margin decreased 80 basis points to 54.6% of net sales in fiscal 2018 compared to 55.4% of net sales in fiscal 2017. The decrease in gross margin rate was primarily due to the continued decline in shipping revenues and an increase in freight cost related to transporting inventory to our retail stores due to geographic expansion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $49.3 million, or 22.0%, to $273.2 million in fiscal 2018 compared to $223.9 million in fiscal 2017. Selling, general and administrative expenses as  a percentage of net sales increased 60 basis points to 48.1% in fiscal 2018, compared to 47.5% in fiscal 2017. The increase in selling, general and administrative expenses of $49.3 million compared to last year was primarily attributable to increases of $6.6 million in advertising and marketing costs, $22.0 million in selling expenses and $20.7 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 200 basis points to 16.8% in fiscal 2018, compared to 18.8% in fiscal 2017.  The 200 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to a decrease of 170 basis points in catalog costs due to the adoption of the new revenue standard which provides for catalog costs to be expensed upon customer receipt and a planned decrease in catalog spend as a percentage of net sales,  coupled with advertising leverage gained from a higher mix of retail net sales as discussed above.

As a percentage of net sales, selling expenses increased 140 basis points to 15.9% in fiscal 2018, compared to 14.5% in fiscal 2017.  The increase in selling expenses as a percentage of net sales was primarily due an increase of 110 basis points in customer service due to the growth in retail, partially offset by a decline in shipping expenses attributable to the leverage gained from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 120 basis points to 15.5% in fiscal 2018, compared to 14.2% in fiscal 2017.  The 130 basis point increase in general and administrative expenses as a percentage of net sales was primarily due to an increase in information technology support and outside services, and an increase in depreciation as a result of more stores.

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

Direct segment operating loss was  $0.4 million in fiscal 2018 compared to operating income of  $13.2 million in fiscal 2017. Direct segment operating loss as a percentage of net sales decreased 410 basis points to (0.1)% in fiscal 2018, compared to operating income as a percentage of net sales of 4.0% in fiscal 2017.  The 410 basis point decrease in direct segment operating income was primarily due to a decline of 100 basis points in direct gross margins, based on the factors discussed above in gross profit, coupled with an increase in selling expenses of 220 basis points  due to increased distribution costs, an increase of 140 basis points in general and administrative expenses due to an increase in consulting fees and outside services to support the growth of our direct business coupled with a decrease of 50 basis points in advertising and marketing costs primarily due to a decrease in catalog costs.

Retail segment operating income increased $13.7 million, or 57.7%, to $37.5 million in fiscal 2018 compared to $23.8 million in fiscal 2017. Retail segment operating income as a percentage of net sales increased 30 basis points to 17.3% in fiscal 2018, compared to 17.0% in fiscal 2017. The 30 basis points increase in retail segment operating income was primarily due to a decrease of 50 basis points in selling, general and administrative expenses due to leverage gained from higher retail net sales partially offset by an increase in store labor due to the increase in store count coupled with a decline in gross margin of 10 basis points due to the factors discussed above in gross profit.

Interest Expense

Interest expense increased $4.0 million to $6.0 million in fiscal 2018 compared to $2.0 million in fiscal 2017. The increase in interest expense was primarily attributable to an increase in our build-to-suit retail stores, an increase in borrowings on our revolving line of credit during fiscal 2018 as compared to the prior year and interest on TRI’s Senior Secured debt, due to the consolidation of TRI.

Income Taxes

Income tax expense was $8.4 million in fiscal 2018 compared to $11.9 million in fiscal 2017. Our effective tax rate related to controlling interest was 26.7% and 33.7% in fiscal 2018 and fiscal 2017, respectively. The decrease in the year-over-year effective tax rate is due to the enactment of “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) that became effective January 1, 2018.

Net Income

Net income was  $23.2 million in fiscal 2018 compared to $23.4 million in fiscal 2017, primarily due to the factors discussed above.

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

Retail segment operating income increased $13.3 million, or 126.0%, to $23.8 million in fiscal 2017 compared to $10.5 million in fiscal 2016. Retail segment operating income as a percentage of net sales increased 110 basis points to 17.0% in fiscal 2017, compared to 15.9% in fiscal 2016. The 110 basis points increased in retail segment operating income was primarily due to a decline of 30 basis point in advertising and marketing costs, and a 140 basis point decline in personnel expenses primarily due to leveraged gained from higher retail sales, which was partially offset by a decline in gross margin of 80 basis points due to the factors discussed above in gross profit.

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

The decrease in the year-over-year effective tax rate for the year ended January 28, 2018 was primarily attributable to the $1.5 million benefit related to remeasurement of net deferred tax liabilities resulting from the enactment of Tax Act and the benefit attributable to the reduction in the U.S. federal statutory rate in fiscal 2017 pursuant to the Tax Act.

As a result of the Tax Act, we calculated a U.S. federal statutory corporate income tax rate of 33.9% for the fiscal year ending January 28, 2018.

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

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
(in thousands)
Net income	$23,165	$23,627	$21,529
Depreciation and amortization	12,594	7,330	4,698
Interest expense	5,949	1,988	194
Income tax expense	8,450	11,878	13,525
EBITDA	50,158	44,823	39,946
Stock based compensation	1,668	1,597	1,224
Adjusted EBITDA	$51,826	$46,420	$41,170

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $5.4 million, or 11.6%, to $51.8 million in fiscal 2018 compared to $46.4 million in fiscal 2017. As a percentage of net sales, Adjusted EBITDA decreased 70 basis points to 9.1% of net sales in fiscal 2018 compared to 9.8% of net sales in fiscal 2017.

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

We expect to spend approximately $40.0 million to $45.0 million in fiscal 2019 on capital expenditures, net of proceeds from finance lease obligations, including a total of approximately $30.0 million to $32.0 million for new retail store expansion. We expect capital expenditures of $2.0 million and starting inventory of $0.5 million to open a new store. We anticipate opening 15 stores in fiscal 2019. At February 3, 2019, our working capital was $65.6 million, which includes cash of $0.7 million. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
(in thousands)
Net cash provided by operating activities	$31,095	$29,868	$20,253
Net cash used in investing activities	(53,735)	(53,022)	(28,906)
Net cash provided by (used in) financing activities	18,642	4,760	(3,743)
Decrease in cash and restricted cash	$(3,998)	$(18,394)	$(12,396)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2018, net cash provided by operating activities was $31.1 million, which consisted of net income of $23.2 million, non-cash depreciation and amortization of $12.6 million, amortization of stock-based compensation of $1.7 million, deferred income taxes of $8.0 million and loss on disposal of property and equipment of $0.2 million, offset by cash used in operating assets and liabilities of $14.5 million. The cash used in operating assets and liabilities of $14.5 million primarily consisted of a $11.0 million increase in inventory due to growth and supply of inventory for our new retail stores in the first quarter of fiscal 2019 and $5.6 million increase in prepaid expense, coupled with a $7.6 million decrease in income taxes payable, which was partially offset by increases in trade accounts payable and accrued expenses and deferred rent obligations of $10.3 million and $7.0 million, respectively. The increase in trade accounts payable and accrued expenses were primarily due to an increase in inventory and timing of payments.

For fiscal 2017, net cash provided by operating activities was $29.9 million, which consisted of net income of $23.6 million, non-cash depreciation and amortization of $7.3 million, amortization of stock-based compensation of $1.6 million and deferred income taxes of $0.5 million, offset by cash used in operating assets and liabilities of $3.2 million. The cash used in operating assets and liabilities of $3.2 million primarily consisted of a $17.6 million increase in inventory due to growth and supply of inventory for our new retail stores in the first quarter of fiscal 2018,  and  a $2.3 million increase in prepaid expense, partially offset by increases in trade accounts payable and accrued expenses and deferred rent obligations of $6.4 million and $7.4 million, respectively, coupled with an increase in income taxes payable of $2.4 million. The increase in trade accounts payable and accrued expenses were primarily due to an increase in inventory and timing of payments.

For fiscal 2016, net cash provided by operating activities was $20.3 million, which consisted of net income of $21.5 million, non-cash depreciation and amortization of $4.7 million, amortization of stock-based compensation of $1.2 million and deferred income taxes of $1.5 million, offset by cash used in operating assets and liabilities of $8.7 million. The cash used in operating assets and liabilities of $8.7 million primarily consisted of a  $14.4 million increase in inventory due to growth and supply of inventory for our new retail stores in the first quarter of fiscal 2017, coupled with a $3.0 million decrease in trade accounts payable, primarily due to timing of payments, which was partially offset by an increase in income taxes payable of $3.9 million, as a result of being a “C” corporation for the entire fiscal year,  and accrued expenses of $4.8 million,  primarily due to increases in deferred revenue and unpaid purchases of property and equipment.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new stores, information technology and enhancements for our distribution and corporate facilities.

For fiscal 2018, net cash used in investing activities was $53.7 million, primarily driven by capital expenditures of $53.0 million, due mainly to the opening of 15 new stores, as well as investments in information technology and the Belleville, Wisconsin distribution center.

For fiscal 2017, net cash used in investing activities was $53.0 million, primarily driven by capital expenditures of $46.5 million, due mainly to the opening of 15 new stores, and investments in information technology related to our order management system and e-commerce platform and a  $6.3 million purchase of an available-for-sale security.

For fiscal 2016, net cash used in investing activities was $28.9 million, primarily driven by capital expenditures of $28.7 million for the opening of seven new stores, expansion of our Belleville distribution center, and investments in information technology.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit,  long-term debts,  proceeds from finance lease obligations as well as noncontrolling interest in variable interest entities. Effective December 31, 2018, the Company deconsolidated Schlecht Retail Ventures LLC (“SRV”). Prior to the deconsolidation of SRV, financing activities also consisted of distributions to holders of the noncontrolling interest in our variable interest entity SRV and capital contributions to SRV. See Note 6 “Variable Interest Entities,” included in this Annual Report on Form 10-K for further information.

For fiscal 2018, net cash provided by financing activities was $18.6 million, which included borrowings of $130.1 million on our revolving line of credit to support our capital expenditures discussed above and working capital needs, offset by payments of $113.5 million on our revolving line of credit and proceeds of $2.3 million from finance lease obligations in connection with our build-to-suit lease transactions.

For fiscal 2017, net cash provided by financing activities was $4.8 million, which included borrowings of $88.9 million on our revolving line of credit to support our capital expenditures discussed above and working capital needs, offset by payments of $88.9 million on our revolving line of credit,  proceeds of $3.9 million from finance lease obligations in connection with our build-to-suit lease transactions, $0.8 million in proceeds from long-term debt, and $0.8 million for capital contributions to SRV.

For fiscal 2016, net cash used in financing activities was $3.7 million, primarily consisting of uses of $4.2 million payments on long-term debt, offset by proceeds of $0.7 million for capital contributions to variable interest entities.

Line of Credit

On September 29, 2017, we entered into a first amendment to the Amended and Restated Loan Agreement dated as of October 7, 2016 (the “Amended and Restated Agreement”), providing for borrowing availability of up to $60.0 million from September 29, 2017 through July 31, 2019. Effective November 1, 2017, we entered into a second amendment to the Amended and Restated Agreement, providing for borrowing availability of up to $80.0 million from November 1, 2017 through December 31, 2017 and borrowing availability of up to $60.0 million from January 1, 2018 through July 31, 2019. The Amended and Restated Agreement was scheduled to mature on July 31, 2019, and bore interest, payable monthly, at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement. The Amended and Restated Agreement was secured by essentially all Company assets and required that we maintain compliance with certain financial and non-financial covenants, including minimum tangible net worth and a minimum trailing twelve month EBITDA. In addition, the Amended and Restated Agreement did not contain borrowing base limits.

Effective May 17, 2018, we entered into a new credit agreement and subsequently terminated our Amended and Restated Agreement. The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the new credit agreement. The new credit agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including a trailing twelve month maximum rent adjusted leverage ratio and minimum fixed charge coverage ratio. See Note 4 “Debt and Line of Credit,” included in this Annual Report on Form 10-K for further information.

As of and for the fiscal year ended February 3, 2019, we were in compliance with all financial and non-financial covenants.

Contractual Obligations

We enter into long term contractual obligations and commitments in the normal course of business. As of February 3, 2019, our contractual cash obligations were as follows:

	Maturing in:
			2020	2022	2024
			to	to	and
	Total	2019	2021	2023	after
(in thousands)
Revolving line of credit	$16,542	$—	$—	$16,542	$—
Debt (1)	30,237	500	1,192	1,473	27,072
Operating leases (2)	190,851	15,745	31,631	31,377	112,098
Total	$237,630	$16,245	$32,823	$49,392	$139,170

_____________________________

(1)

Consists of notes due to the TRI consolidation along with the capital lease obligations that represent minimum lease payments, including imputed interest not reflected in the Consolidated Statements of Financial Position and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(2)	Our store leases generally have initial lease terms of 5-15 years and include renewal options and rent escalation provisions.

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

Revenue Recognition

For fiscal 2018, we recognized revenue from direct sales upon shipment of the product and from retail sales at the point of sale. This represents the point at which the customer obtains control of the product and has the ability to direct the use of the product.

For fiscal 2017 and prior periods, we recognized revenue from direct sales upon customer receipt of the product and from retail sales at the point of sale.

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

See Note 9 “Income Taxes,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and has since amended the standard with Accounting Standards Update 210-01, Leases: Land Easement Practical Expedient for Transition to Topic 842; Accounting Standards update 2018-10, Codification Improvements to Topic 842, Leases; Accounting Standards Update 2018-11, Leases: Targeted Improvements; and Accounting Standards Update 2018-20, Leases: Narrow-Scope Improvements for Lessors. ASU 2016-02, as amended, requires lessees to record a right-of-use asset and lease liability for almost all leases. The Company will adopt ASU 2016-02, as amended, using the current period adjustment method on February 4, 2019, the first day of the Company’s first quarter for the fiscal year ending February 2, 2020, the Company’s fiscal year 2019. Under this method, a cumulative effect adjustment to the opening balance of retained earnings is recognized upon adoption and the guidance is applied prospectively. The Company has implemented a new lease management system, processes and controls to adopt ASU 2016-02 and assist in the application of the new standard. The Company is currently evaluating the full effect that the adoption of ASU 2016-02 will have on its financial condition, results of operations and disclosures. The Company conducts its retail operations through leased stores and therefore, upon adoption, the Company expects to have an increase in assets and liabilities on its consolidated financial statements, due to recording of right-to-use assets and the corresponding lease liabilities, which is expected to be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk Factors

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which bears interest at a rate equal to the adjusted LIBOR rate, as defined in the Amended and Restated Agreement (effective rate of 6.25% at February 3, 2019). As of February 3, 2019,  there was $16.5 million outstanding under the revolving line of credit. Based on the average interest rate on the revolving line of credit during fiscal 2018, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Duluth Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc. a Wisconsin corporation and subsidiary and affiliates (the “Company”) as of February 3, 2019 and January 28, 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2019 and January 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois

April 19, 2019

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	February 3, 2019	January 28, 2018
ASSETS
Current Assets:
Cash	$731	$2,865
Accounts receivable	28	52
Other receivables	4,611	273
Inventory, less reserve for excess and obsolete items of $2,420 and $1,866, respectively	97,685	89,548
Prepaid expenses & other current assets	12,640	7,642
Prepaid catalog costs	2,503	1,446
Total current assets	118,198	101,826
Property and equipment, net	167,109	109,705
Restricted cash	2,354	4,218
Available-for-sale security	6,295	6,323
Goodwill	402	402
Other assets, net	2,401	628
Total assets	$296,759	$223,102
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$25,363	$17,320
Accrued expenses and other current liabilities	26,530	25,261
Income taxes payable	218	7,631
Current maturities of long-term debt	500	84
Total current liabilities	52,611	50,296
Finance lease obligations under build-to-suit leases	23,034	26,578
Long-term debt, less current maturities	29,737	1,424
Long-term line of credit	16,542	—
Deferred tax liabilities	9,722	2,100
Deferred rent obligations, less current maturities	5,003	3,355
Total liabilities	136,649	83,753
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of February 3, 2019 and January 28, 2018	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of February 3, 2019 and January 28, 2018	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,215 shares issued and 29,210 shares outstanding as of February 3, 2019 and 29,101 shares issued and 29,098 outstanding as of January 28, 2018	—	—
Treasury stock, at cost; 5 and 3 shares as of February 3, 2019 and January 28, 2018, respectively	(92)	(57)
Capital stock	89,849	88,043
Retained earnings	70,592	48,084
Total shareholders' equity of Duluth Holdings Inc.	160,349	136,070
Noncontrolling interest	(239)	3,279
Total shareholders' equity	160,110	139,349
Total liabilities and shareholders' equity	$296,759	$223,102

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Net sales	$568,102	$471,447	$376,116
Cost of goods sold (excluding depreciation and amortization)	257,700	210,428	161,970
Gross profit	310,402	261,019	214,146
Selling, general and administrative expenses	273,221	223,947	179,145
Operating income	37,181	37,072	35,001
Interest expense	5,949	1,988	194
Other income, net	383	421	247
Income before income taxes	31,615	35,505	35,054
Income tax expense	8,450	11,878	13,525
Net income	23,165	23,627	21,529
Less: Net income attributable to noncontrolling interest	9	276	214
Net income attributable to controlling interest	$23,156	$23,351	$21,315
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,086	31,853	31,527
Net income per share attributable to controlling interest	$0.72	$0.73	$0.68
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,317	32,285	32,249
Net income per share attributable to controlling interest	$0.72	$0.72	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Net income	$23,165	$23,627	$21,529
Other comprehensive income:
Change in value of interest rate swap agreement	—	—	27
Comprehensive income	23,165	23,627	21,556
Comprehensive income attributable to noncontrolling interest	9	276	214
Comprehensive income attributable to controlling interest	$23,156	$23,351	$21,342

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entities	equity
Balance at January 31, 2016	32,316	$85,389	$—	$3,443	$(27)	$1,681	$90,486
Issuance of common stock	60	—	—	—	—	—	—
Stock-based compensation	—	1,057	—	167	—	—	1,224
Capital contributions	—	—	—	—	—	744	744
Distributions	—	—	—	(192)	—	(30)	(222)
Net income	—	—	—	21,315	—	214	21,529
Change in value of interest rate swap agreement	—	—	—	—	27	—	27
Balance at January 29, 2017	32,376	$86,446	$—	$24,733	$—	$2,609	$113,788
Issuance of common stock	110	—	—	—	—	—	—
Restricted stock forfeitures	(21)	—	—	—	—	—	—
Stock-based compensation	—	1,597	—	—	—	—	1,597
Restricted stock surrendered for taxes	(3)	—	(57)	—	—	—	(57)
Capital contributions	—	—	—	—	—	794	794
Distributions	—	—	—	—	—	(400)	(400)
Net income	—	—	—	23,351	—	276	23,627
Balance at January 28, 2018	32,462	$88,043	$(57)	$48,084	$—	$3,279	$139,349
Cumulative effect from adoption of ASC 606 (Footnote 3)	—	—	—	(648)	—	—	(648)
Balance at January 29, 2018	32,462	$88,043	$(57)	$47,436	$—	$3,279	$138,701
Issuance of common stock	135	138	—	—	—	—	138
Consolidation of TRI Holdings, LLC	—	—	—	—	—	(45)	(45)
Restricted stock forfeitures	(21)	—	—	—	—	—	—
Stock-based compensation	—	1,668	—	—	—	—	1,668
Restricted stock surrendered for taxes	(2)	—	(35)	—	—		(35)
Deconsolidation of Schlecht Retail Ventures LLC	—	—	—	—	—	(3,482)	(3,482)
Net income	—	—	—	23,156	—	9	23,165
Balance at February 3, 2019	32,574	$89,849	$(92)	$70,592	$—	$(239)	$160,110

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Cash flows from operating activities:
Net income	$23,165	$23,627	$21,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,594	7,330	4,698
Stock-based compensation	1,668	1,597	1,224
Deferred income taxes	7,999	533	1,536
Loss on disposal of property and equipment	162	2	3
Changes in operating assets and liabilities:
Accounts receivable	9	(7)	(25)
Other receivables	(4,338)	76	(273)
Inventory	(11,013)	(17,553)	(14,446)
Prepaid expense & other current assets	(5,618)	(2,320)	(1,177)
Prepaid catalog costs	(3,261)	419	1,472
Trade accounts payable	10,282	6,363	(2,962)
Income taxes payable	(7,562)	2,406	3,917
Accrued expenses and deferred rent obligations	7,008	7,395	4,757
Net cash provided by operating activities	31,095	29,868	20,253
Cash flows from investing activities:
Purchases of property and equipment	(53,036)	(46,464)	(28,672)
Purchase of available-for-sale security	—	(6,323)	—
Principal receipts from available-for-sale security	28	—	—
Change in other assets	(438)	(235)	(234)
Consolidation of TRI Holdings, LLC	217	—	—
Deconsolidation of Schlecht Retail Ventures LLC	(506)	—	—
Net cash used in investing activities	(53,735)	(53,022)	(28,906)
Cash flows from financing activities:
Proceeds from line of credit	130,086	88,898	25,385
Payments on line of credit	(113,544)	(88,898)	(25,385)
Proceeds from long term debt	—	800	—
Payments on long term debt	(416)	(54)	(4,226)
Distributions to holders of noncontrolling interest in variable interest entities	—	(400)	(30)
Proceeds from finance lease obligations	2,281	3,949	—
Payments on finance lease obligations under build-to-suit leases	—	(321)	(19)
Distributions to shareholders	—	—	(192)
Shares withheld for tax payments on vested restricted stock	(35)	(57)	—
Capital contributions to variable interest entities	—	794	744
Other	270	49	(20)
Net cash provided by (used in) financing activities	18,642	4,760	(3,743)
Decrease in cash and restricted cash	(3,998)	(18,394)	(12,396)
Cash and restricted cash at beginning of period	7,083	25,477	37,873
Cash and restricted cash at end of period	$3,085	$7,083	$25,477
Supplemental disclosure of cash flow information:
Interest paid	$5,759	$1,848	$185
Income taxes paid	$10,311	$9,002	$6,698
Supplemental disclosure of non-cash information:
Property and equipment acquired through issuance of debt	$28,315	$—	$—
Property and equipment acquired under build-to-suit leases	$9,258	$19,537	$3,369
Unpaid liability to acquire property and equipment	$433	$2,028	$3,485

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of February 3, 2019, the Company operated 43 retail stores and three outlet stores.  The Company’s products are marketed under the Duluth Trading Company brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2018, 2017 and 2016 ended on February 3, 2019, January 28, 2018 and January 29, 2017, respectively. Fiscal 2018 was a 53-week period and Fiscal 2017 and 2016 were 52-week periods.

Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the parent, Duluth Holdings Inc., and its wholly-owned subsidiary, Duluth Trading Company, LLC. Effective October 3, 2016, Duluth Trading Company, LLC was dissolved and no longer consolidated, which did not impact the Company’s consolidated financial statements. Beginning October 29, 2018, the Company also consolidates TRI Holdings, LLC (“TRI”) as a variable interest entity. Effective December 31, 2018, Schlecht Retail Ventures LLC (“SRV”) is no longer considered a variable interest entity and is not consolidated after that date. See Note 6 “Variable Interest Entities” for further information.

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

Revenue Recognition

The Company recognizes revenue upon shipment of the product (for direct sales) or at the point of sale (for retail store transactions). At the time of revenue recognition, the Company provides for estimated costs that may be incurred for product warranties and sales returns. A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. See Note 3 “Revenues” for further information.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Catalog and Advertising Expenses

The Company’s direct-response advertising consists of producing, printing and mailing catalogs, which are expensed upon receipt by customers. The Company’s non-direct response advertising costs are expensed as they are incurred. Non-direct response advertising costs primarily consist of billboards, web marketing programs, and radio and television advertisements.

Catalog and advertising expenses were $95.2 million, $88.6 million and $78.5 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $31.4 million, $28.1 million and $24.3 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Income Taxes

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

The Company establishes assets and liabilities for uncertain tax positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company recognizes penalties and interest related to uncertain tax positions as income tax expense. See Note 9 “Income Taxes,” of these Notes to Consolidated Financial Statements for further discussion.

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Restricted Cash

The Company’s restricted cash is held in an escrow account and is used to pay some portion of the construction loans entered into by the Company and certain of its third party landlords (the “Landlords”) in connection with some of the Company’s retail store leases. The restricted cash is disbursed based on the escrow agreement entered into by and among the Landlords, the Company and the escrow agent.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

February 3, 2019
(in thousands)
Cash	$731
Restricted Cash	2,354
Total cash and restricted cash shown in the condensed consolidated statement of cash flows	$3,085

Significant Suppliers

The Company’s principal supplier of inventory accounted for 52%, 50% and 51% of total inventory expenditures in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Company also had a second supplier that accounted for 15%, 18% and 21% of total inventory expenditures in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Inventory Valuation

Inventory, consisting of purchased product, is valued at the lower of cost and net realizable value, under the first-in, first-out method. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. Both estimates have calculations that require the Company to make assumptions and apply judgement regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. The Company has not made any material changes to assumptions included in the calculations of the obsolescence and shrinkage reserves as of fiscal 2018, fiscal 2017 or fiscal 2016.

Property and Equipment

Property and equipment consist of the following:

	February 3, 2019	January 28, 2018
(in thousands)
Land and land improvements	$4,486	$3,055
Leasehold improvements	32,765	20,985
Buildings	71,469	33,906
Vehicles	161	177
Warehouse equipment	13,051	5,850
Office equipment and furniture	36,473	22,161
Computer equipment	5,072	3,573
Software	24,939	7,540
	188,416	97,247
Accumulated depreciation and amortization	(34,203)	(22,739)
	154,213	74,508
Construction in progress	12,896	35,197
Property and equipment, net	$167,109	$109,705

The Company recorded depreciation expense of $12.6 million, $7.3 million and $4.6 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Company expenses all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Property and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life. Depreciable lives by major classification are as follows:

	Years
Land improvements	15	-	40
Leasehold improvements	3	-	15
Buildings			39
Vehicles	5	-	10
Warehouse equipment	5	-	15
Office equipment and furniture	3	-	10
Computer equipment	3	-	5
Software	3	-	7

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

As of February 3, 2019 and January 28, 2018, the Company capitalized $39.1 million and $36.5 million in property and equipment, respectively, and $1.0 million and $0.3 million in accumulated depreciation, respectively, and recorded a $23.0 million and a $26.6 million non-current liability, respectively, related to build-to-suit lease transactions in which the Company is considered the owner for accounting purposes.

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

Total goodwill is reported in the Company’s direct segment. Management performed a qualitative assessment of goodwill as of December 31, 2018, 2017 and 2016, and determined that it was more likely than not that the fair value of the Company was greater than its carrying amount; as such, no further evaluation of goodwill was deemed necessary. No impairment was recognized for the years ended February 3, 2019, January 28, 2018, or January 29, 2017.

Other Assets

Other assets include loan origination fees, trade names and other non-current assets which are amortized over their estimated useful lives ranging from three to fifteen years. Other assets also include security deposits required by certain of the Company’s lease agreements and prepaid expenses which are not expected to be amortized within the next 12 months. Amortization expense was $0.1 million for each fiscal 2018, fiscal 2017 and fiscal 2016. Accumulated amortization was $0.4 million and $0.3 million as of February 3, 2019 and January 28, 2018, respectively.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Scheduled future amortization of amortizable other assets are as follows as of February 3, 2019:

Fiscal year
(in thousands)
2019	$208
2020	208
2021	208
2022	208
2023	129
Thereafter	1,152
$2,113

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

For fiscal 2018, fiscal 2017 and fiscal 2016, management did not identify any events or changes in circumstances that indicated the potential impairment of long-lived assets.

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

Stock-Based Compensation

In connection with the IPO, the Company adopted the 2015 Equity Incentive Plan of Duluth Holdings Inc. (“2015 Plan”), which provides compensation alternatives such as stock options, shares, restricted stock, restricted stock units, deferred stock and performance share units, using or based on the Company’s Class B common stock. At the time of adoption, the Company reserved 1,614,631 shares of Class B common stock for the issuance of awards under the 2015 Plan. On the first day of the first four fiscal years following the IPO, the number of shares reserved for future issuance under the 2015 Plan increased by 1.25% of the number of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year. On February 4, 2019, the number of Class B common stock available for future issuance under the 2015 Plan was 2,949,658 shares.

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

Total stock compensation expense associated with restricted stock recognized by the Company was $1.6 million, $1.6 million and $1.2 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

The following is a summary of the activity in the Company’s un-vested restricted stock during the years ended February 3, 2019, January 28, 2018, and January 29, 2017:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at January 31, 2016	796,353	$3.15
Granted	59,814	23.41
Vested	(61,455)	7.52
Outstanding at January 29, 2017	794,712	4.34
Granted	110,878	19.54
Vested	(347,825)	3.04
Forfeited	(21,294)	22.31
Outstanding at January 28, 2018	536,471	7.60
Granted	130,179	18.46
Vested	(323,958)	4.19
Forfeited	(21,035)	18.07
Outstanding at February 3, 2019	321,657	$14.29

At February 3, 2019, the Company had unrecognized compensation expense of $2.5 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.2 years.

Treasury Stock

Treasury stock consist of shares withheld in lieu of tax payments when restricted stock vests using the treasury cost method and is classified in the Consolidated Balance Sheets as a reduction to shareholders’ equity.

Taxes Collected from Customers

The Company presents all non-income government-assessed taxes (sales, use and value-added taxes) collected from its customers and remitted to governmental agencies on a net basis (excluded from revenue) in its consolidated financial statements.

Other Comprehensive Income or Loss

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2016, other comprehensive income or loss consists of changes in the fair value of the Company’s interest rate swap agreements.

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

The carrying values of cash, accounts receivable, accounts payable and long-term obligations approximate fair value. The carrying value of goodwill and intangible assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. As of February 3, 2019, the carrying value of the Company’s available-for-sale security approximates fair value.

	February 3, 2019				January 28, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Estimated
	Cost	Gains	Losses	Fair Value	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,295	$—	$—	$6,295	$6,323

The following table presents the future receipts related to the Company’s available-for-sale security by contractual maturity as of February 3, 2019. Cost and estimated fair value are equal.

Estimated
Fair Value
(in thousands)
Within one year	$117
After one year through five years	822
After five years through ten years	1,320
After ten years	4,036
Total	$6,295

Reclassifications

With the adoption of ASU no. 2016-08, Statement of Cash Flows (Topic 230): Restricted Cash (“ASC 230”), fiscal year 2017 and 2016 cash flows from investing activities have been reclassified. See Note 15 “Recent Accounting Pronouncements” for further information.

	January 28, 2018	January 29, 2017
(in thousands)
Net cash used in investing activities:
As previously reported	$(55,805)	$(30,341)
Reclassification based on adoption of ASC 230	2,783	1,435
As reclassified	$(53,022)	$(28,906)

3.  REVENUES

Effective January 29, 2018, the Company adopted ASC 606 using the modified retrospective method. The comparative information presented in the condensed consolidated financial statements is not restated and is reported under the accounting standards in effect for those periods presented. See Note 15 “Recent Accounting Pronouncements” for a discussion of the significant changes resulting from the adoption of ASC 606.

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods. For the Company’s direct segment, revenues are recognized upon shipment following customer payment, which is when the customer obtains control of the product and has the ability to direct the use of the product, including, among other options, the ability to redirect the product to a different shipping destination. For the Company’s retail segment, revenues are recognized at the point of sale. The Company provides the customer the right of return on the product and revenue is adjusted based on an estimate of the expected returns based on historical rates as well as events that may cause changes to historical rates. See Note 5 “Accrued Expense and Other Liabilities” for the Company’s product returns reserve. The Company considers the sale of products in either the direct or retail segment as a single performance obligation. Shipping and processing revenue generated from customer orders are

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

included as a component of net sales and shipping and processing expense, including handling expense, is included as a component of selling, general and administrative expenses. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses.

The Company’s contract assets primarily consist of the right of return for amounts of inventory to be returned that is expected to be resold and is recorded in Prepaid expenses and other current assets on the Company’s consolidated balance sheets. As of February 3, 2019, the amount related the right of return for inventory to be resold was $0.9 million. The Company’s contract liabilities primarily consist of gift card liabilities and are recorded in accrued expenses and other current liabilities under deferred revenue (see Note 5 “Accrued Expenses and Other Current Liabilities”) on the Company’s consolidated balance sheets. Upon the issuance of a gift card, a liability is established for its cash value. The gift card liability is relieved and revenues on gift cards are recorded at the time of redemption by the customer. Based on historical redemption patterns, gift cards are generally redeemed within one year and gift card breakage is not material.

The following table presents the impact of the adoption of ASC 606 on the Company’s consolidated balance sheets as of January 29, 2018, the first day of fiscal 2018:

	January 28, 2018	Adjustments due to ASC 606	January 29, 2018
(in thousands)
Inventory, net	$89,548	$(629)	$88,919
Prepaid expenses & other current assets	7,642	1,073	8,715
Prepaid catalog costs	1,446	(1,365)	81
Total current assets	101,826	(921)	100,905
Total assets	223,102	(921)	222,181

Accrued expenses and other current liabilities	25,261	(45)	25,216
Income taxes payable	7,631	149	7,780
Total current liabilities	50,296	104	50,400
Deferred tax liabilities	2,100	(377)	1,723
Total liabilities	83,753	(273)	83,480
Total shareholders' equity	139,349	(648)	138,701
Total liabilities and shareholders' equity	223,102	(921)	222,181

The following tables present the effects of the adoption of ASC 606 on the Company’s consolidated balance sheets as of February 3, 2019 and the Company’s consolidated statements of operations for the year ended February 3, 2019:

	February 3, 2019
	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
(in thousands)
Inventory, net	$97,685	$1,607	$99,292
Prepaid expenses & other current assets	12,640	(52)	12,588
Prepaid catalog costs	2,503	2,198	4,701
Total current assets	118,198	3,753	121,951
Total assets	296,759	3,753	300,512

Accrued expenses and other current liabilities	26,530	2,656	29,186
Total current liabilities	52,611	2,656	55,267
Deferred tax liabilities	9,722	285	10,007
Total liabilities	136,649	2,941	139,590
Total shareholders' equity	160,110	812	160,922
Total liabilities and shareholders' equity	296,759	3,753	300,512

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

	February 3, 2019
	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
(in thousands)
Net sales	$568,102	$(2,905)	$565,197
Cost of goods sold (excluding depreciation and amortization)	257,700	(1,959)	255,741
Gross profit	310,402	(946)	309,456
Selling, general and administrative expenses	273,221	(1,167)	272,054
Operating income	37,181	221	37,402
Interest expense	5,949	-	5,949
Other income, net	383	-	383
Income before income taxes	31,615	221	31,836
Income tax expense	8,450	57	8,507
Net income	23,165	164	23,329
Less: Net income attributable to noncontrolling interest	9	-	9
Net income attributable to controlling interest	$23,156	$164	$23,320

4.  DEBT AND LINE OF CREDIT

Debt consists of the following:

	February 3, 2019	January 28, 2018
(in thousands)
SRV Mortgage Term A Note	$—	$690
SRV Mortgage Term B Note	—	783
TRI Senior Secured Note	26,705	—
TRI Note	3,500	—
Capital lease obligations	32	35
	$30,237	$1,508
Less: current maturities	500	84
Long-term debt	$29,737	$1,424

Line of credit	$16,542	$—

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

The SRV Term A Note and SRV Term B Note were guaranteed by the Company’s majority shareholder and collateralized by certain real property owned by SRV in Mt. Horeb, Wisconsin.

The Company no longer consolidates SRV effective December 31, 2018,  therefore the SRV Term A Note and SRV Term B Note have been excluded from the consolidated balance sheet as of February 3, 2019, see Note 6 “Variable Interest Entities” for further details.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

TRI Holdings, LLC

TRI entered into a senior secured note (“TRI Senior Secured Note”) with an original balance of $26.7 million. The TRI Senior Secured Note is scheduled to mature on October 15, 2038 and requires installment payments with an interest rate of 4.95%. See Note 6 “Variable Interest Entities” for further information.

TRI entered into a promissory note (“TRI Note”) with an original balance of $3.5 million. The TRI Note is scheduled to mature in November 2038 and requires annual interest  payments at a rate of 3.05%, with a final balloon payment due in November 2038.

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

Effective May 17, 2018, the Company terminated its Amended Restated Agreement and entered into a new credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit (the “Revolver”) and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL is available to draw upon in differing amounts through May 17, 2020 and matures on May 17, 2023. The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the Credit Agreement. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement. Furthermore, income or losses and debt incurred by TRI or any future variable interest entity that may be required to be consolidated are excluded from the Company’s financial covenants. At the Company’s option, the interest rate applicable to the Revolver or DDTL will be a floating rate equal to (i) the base rate plus a margin of 25 to 100 basis points, based upon the Company’s rent adjusted leverage ratio, or (ii) a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR for such interest period plus a margin of 125 to 200 basis points, based upon the Company’s rent adjustment leverage ratio (effective rate of 6.25% at February 3, 2019). In addition, outstanding balances under the DDTL require quarterly principal payments with a final balloon payment at maturity.

As of February 3, 2019, and for the fiscal year then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

 Future principal maturities of all debt, which include capital leases and exclude the Company’s line of credit, are as follows as of February 3, 2018:

Fiscal year
(in thousands)
2019	$500
2020	563
2021	629
2022	699
2023	774
Thereafter	27,072
$30,237

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	February 3, 2019	January 28, 2018
(in thousands)
Salaries and benefits	$2,328	$5,370
Deferred revenue	10,485	7,285
Freight	4,141	4,062
Product returns	2,088	1,080
Catalog costs	503	839
Unpaid purchases of property & equipment	433	2,028
Accrued advertising	389	1,011
Other	6,163	3,586
Total accrued expenses and other current liabilities	$26,530	$25,261

6.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of two variable interest entities (“VIE”) as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Until December 31, 2018, the Company leased a retail store and office buildings from SRV, a VIE whose primary purpose and activity is to own this real property. SRV is a Wisconsin limited liability company that is owned by the majority shareholder of the Company. Until December 31, 2018, the Company considered itself the primary beneficiary for SRV as the Company was expected to receive a majority of SRV’s expected residual returns based on the activity of SRV. As the Company was the primary beneficiary, it consolidated SRV through that date and the leases were eliminated in consolidation.

On December 31, 2018, the Company terminated its office building lease agreement with SRV and, as a result of this termination, the Company no longer considers itself the primary beneficiary for SRV. As such, the Company no longer consolidates SRV effective December 31, 2018. At the time of deconsolidation, SRV had the following assets and liabilities which were removed from the Company’s consolidated balance sheets:

December 31, 2018
(in thousands)
Cash	$506
Property and equipment, net	4,366
Other assets, net	28
Total assets	$4,900

Other current liabilities	18
Long-term debt	1,400
Noncontrolling interest in VIE	3,482
Total liabilities and shareholders' equity	$4,900

The Company did not receive any consideration in the deconsolidation of SRV and no gains or losses were recorded for the year ended February 3, 2019.

On August 18, 2017, the Company entered into a lease agreement with TRI, the developer of the Company’s headquarters in Mt. Horeb, Wisconsin. The Company took occupancy on October 15, 2018. In conjunction with the lease, the Company invested $6.3 million in a trust (see Note 2 “Summary of Significant Accounting Policies” under the header Fair Value Measurements) that loaned funds to TRI for the construction of the Company’s headquarters.  TRI is a Wisconsin limited liability company whose primary purpose and activity is to own this real property. The Company considers itself the primary beneficiary for TRI as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and is expected to receive benefits that are significant to TRI. As the Company is the primary beneficiary, it consolidates TRI and the lease is eliminated in consolidation. The Company does not consolidate the trust as the Company is not the primary beneficiary.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

The consolidated balance sheets include the following amounts as a result of the consolidated VIEs:

	February 3, 2019	January 28, 2018
(in thousands)
Cash	$434	$655
Other receivables	—	10
Property and equipment, net	28,146	4,114
Other assets, net	1,454	53
Total assets	$30,034	$4,832

Other current liabilities	$68	$160
Long-term debt	30,205	1,393
Noncontrolling interest in VIE	(239)	3,279
Total liabilities and shareholders' equity	$30,034	$4,832

The real property owned by SRV was collateral for SRV’s 2018 Notes (see Note 4 “Debt and Line of Credit”).

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

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$23,156	$23,351	$21,315
Denominator - weighted average shares (Class A and Class B)
Basic	32,086	31,853	31,527
Dilutive shares	231	432	722
Diluted	32,317	32,285	32,249
Earnings per share (Class A and Class B)
Basic	$0.72	$0.73	$0.68
Diluted	$0.72	$0.72	$0.66

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

Income tax expense, and corporate expenses, which include but are not limited to human resources, legal, finance, information technology, design and other corporate related expenses, are included in the Company’s direct segment. Interest expense, depreciation and amortization, and property and equipment expenditures, are recognized in each respective segment. Advertising expenses are generally included in the Company’s direct segment, except for specific store advertising, which is included in the Company’s retail segment.

Net sales by product is not presented because providing the information is impracticable. Net sales outside of the United States were insignificant. Variable allocations of assets are not made for segment reporting. The Company does not have any assets outside of the United States.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Segment information is presented in the following tables:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
(in thousands)
Net sales
Direct	$350,638	$330,940	$309,674
Retail	217,464	140,507	66,442
Total net sales	$568,102	$471,447	$376,116
Operating income
Direct	$(381)	$13,247	$24,458
Retail	37,562	23,825	10,543
Total operating income	37,181	37,072	35,001
Interest expense	5,949	1,988	194
Other income, net	383	421	247
Income before income taxes	$31,615	$35,505	$35,054

Net sales by business is presented in the following table:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
(in thousands)
Net sales
Men's	$395,536	$333,536	$273,017
Women's	141,244	110,343	80,762
Hard goods/other	31,322	27,568	22,337
Total net sales	$568,102	$471,447	$376,116

Segment total assets

	February 3, 2019	January 28, 2018
(in thousands)
Direct	$182,883	$133,866
Retail	113,876	89,236
Total assets at period end	$296,759	$223,102

Segment depreciation and amortization

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
(in thousands)
Direct	$4,560	$2,855	$2,763
Retail	8,034	4,475	1,935
Total depreciation and amortization	$12,594	$7,330	$4,698

Segment capital expenditures

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
(in thousands)
Direct	$20,522	$10,813	$13,307
Retail	32,514	35,651	15,365
Total capital expenditures	$53,036	$46,464	$28,672

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

9.  INCOME TAXES

The components of income tax expense were as follows:

	Fiscal Year Ended

	February 3, 2019	January 28, 2018	January 29, 2017
(in thousands)
Current:
Federal	$(589)	$9,118	$10,009
State	1,040	2,227	1,980
	451	11,345	11,989
Deferred:
Federal	6,971	658	1,496
State	1,028	(125)	40
	7,999	533	1,536
Total income tax expense	$8,450	$11,878	$13,525

In December 2017, the United Sates enacted new federal comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21% effective January 1, 2018 (the “Effective Date”). When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of the Tax Act, the Company calculated a U.S. federal statutory corporate income tax rate of 33.9% for the fiscal year 2017. The U.S. federal statutory corporate income tax rate of 33.9% was the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to the Company’s current fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable from January 1 to January 28 of 2018. The U.S. federal statutory rate is 21% for fiscal years beginning after January 28, 2018. As a result of the Tax Act in fiscal 2017, the Company recorded a net benefit of $1.5 million from remeasuring its deferred tax assets and liabilities for the year ended January 28, 2018.

The reconciliation of income tax expense to the amount computed at the federal statutory rate was as follows:

	Fiscal Year Ended

	February 3, 2019		January 28, 2018		January 29, 2017
(in thousands)
Federal taxes at statutory rate	$6,637	21.0%	$11,939	33.9%	$12,194	35.0%
Statutory rate change	—	—%	(1,510)	(4.3)%	—	—%
State and local income taxes, net of federal benefit	1,679	5.3%	1,410	4.0%	1,315	3.8%
Other	134	0.4%	39	0.1%	16	0.1%
Total income tax expense	$8,450	26.7%	$11,878	33.7%	$13,525	38.9%

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	February 3, 2019	January 28, 2018
(in thousands)
Deferred tax assets:
Returns allowance	$543	$281
Uniform capitalization	1,020	723
Inventory	661	485
Deferred rent	1,380	935
Accruals	6,337	7,902
Stock-based compensation	343	158
Advance payments	494	386
Capital lease liability	81	—
Net operating loss carryover	325	—
Federal credit carryover	17	—
Total deferred tax assets	11,201	10,870

Deferred tax liabilities:
Property and equipment	19,739	12,174
Prepaid expenses	1,120	734
Goodwill and intangibles	64	62
Total deferred tax liabilities	20,923	12,970
Net deferred tax liabilities	$9,722	$2,100

Uncertain Tax Positions

As of February 3, 2019 and January 28, 2018, there were no material unrecognized tax benefits. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no amounts recorded as tax expense for interest or penalties for the years ended February 3, 2019, January 28, 2018 and January 29, 2017.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax years beginning January 1, 2015, and state tax returns for tax years beginning January 1, 2014, are open for examination.

10.  LEASES

The Company is party to non-cancellable operating leases. Store leases generally have initial lease terms ranging from five to fifteen years with renewal options and rent escalation provisions.

The Company leases retail space in Port Washington, Wisconsin,  from SPW, which is owned by the majority shareholder of the Company. The lease expires in December 2023 and is accounted for as an operating lease. The Company has the option to renew the lease for one additional five-year period under substantially the same terms. The lease provides for base monthly payments of $10,600 beginning in October 2013 and effective January 2015, monthly payments increase by 2% annually. As of February 3, 2019, the base monthly payment was $11,700. Rental expense was $0.1 million for fiscal 2018, fiscal 2017 and fiscal 2016.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Future minimum lease payments under the non-cancellable operating leases are as follows as of February 3, 2019:

	Operating Leases

	Related
Fiscal year	party	Other	Total
(in thousands)
2019	$147	$15,598	$15,745
2020	144	16,013	16,157
2021	147	15,327	15,474
2022	149	15,444	15,593
2023	136	15,648	15,784
Thereafter	—	112,098	112,098
Total future minimum lease payments	$723	$190,128	$190,851

Total rent expense under non-cancellable operating leases was  $8.4 million,  $5.5 million and $3.5 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

11.  RELATED PARTY TRANSACTIONS

The Company leases certain real property from an entity owned by the majority shareholder. See Note 10 “Leases.” As of February 3, 2019, the Company also recognizes a $0.3 million receivable also due from an entity owned by the majority shareholder.

12.  RETIREMENT PLAN

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

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2018,  2017 and 2016.

The Company’s total expenses under the Plan were $1.2 million, $0.8 million and $0.6 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

13.  COMMITMENTS AND CONTINGENCIES

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2018
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per share)
Net sales	$100,207	100.0%	$110,653	100.0%	$106,701	100.0%	$250,541	100.0%
Gross profit	55,940	55.8%	62,240	56.2%	60,971	57.1%	131,251	52.4%
Operating (loss) income	(257)	-0.3%	9,896	8.9%	(2,563)	-2.4%	30,105	12.0%
Net (loss) income attributable to controlling interest	(691)	-0.7%	6,377	5.8%	(3,150)	-3.0%	20,620	8.2%
Basic (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.02)		0.20		(0.10)		0.64
Diluted (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.02)		0.20		(0.10)		0.64

	Fiscal 2017
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per share)
Net sales	$83,687	100.0%	$86,226	100.0%	$83,729	100.0%	$217,805	100.0%
Gross profit	48,643	58.1%	48,923	56.7%	47,427	56.6%	116,026	53.3%
Operating income (loss)	749	0.9%	7,389	8.6%	(612)	-0.7%	29,546	13.6%
Net income (loss) attributable to controlling interest	355	0.4%	4,284	5.0%	(816)	-1.0%	19,528	9.0%
Basic earnings (loss) per share attributable to controlling interest (Class A and Class B)	0.01		0.13		(0.03)		0.61
Diluted earnings (loss) per share attributable to controlling interest (Class A and Class B)	0.01		0.13		(0.03)		0.60

Subsequent to the issuance of the October 28, 2018 interim financial statements, the Company identified an error relating to the implementation of the new order management system that overstated inventory and gross profit within the October 28, 2018 unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations, respectively. The error was corrected during the fourth quarter of 2018. The Company has assessed the error and determined it is immaterial to all interim and year-end filings during fiscal 2018.

Additionally, the Company concluded during the fourth quarter of 2018 that it was the primary beneficiary of TRI when the Company took occupancy of the headquarters on October 15, 2018. Therefore, the VIE was consolidated in accordance with ASC 810, Consolidation, as of year-end. The Company assessed the impact of consolidating the VIE within the October 28, 2018 unaudited Condensed Consolidated Balance Sheets and determined it is immaterial to the interim financial statements.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Statement of Cash Flows

On January 29, 2018, the Company adopted ASU No. 2016-08, Statement of Cash Flows (Topic 230): Restricted Cash (“ASC 230”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. As a result of the adoption of ASC 230, the Company no longer discloses changes in restricted cash on the statement of cash flows and discloses a reconciliation to the total cash and restricted cash balances on the consolidated balance sheets.

Financial Instruments

On January 29, 2018, the Company adopted ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASC 825-10”), which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The most significant impact relates to the accounting for equity instruments. The adoption of ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize most leases on the balance sheets (right-of-use asset and lease liability) but recognize expenses on the income statements in a manner that is similar to the current lease standard. The provisions of ASU 2016-02 are effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company will adopt ASU 2016-02 on February 4, 2019, the first day of the Company’s first quarter for the fiscal year ending February 2, 2020, the Company’s fiscal year 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements.  ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company is currently evaluating the adoption methods and has not decided on an adoption method. The Company has identified that new systems, processes and controls are required to adopt ASU 2016-02 and is in the process of implementing a new lease management system to assist in the application of the new standard. The Company is currently evaluating the full effect that adoption of ASU 2016-02 will have on its financial condition, results of operations and disclosures. The Company conducts its retail operations through leased stores and therefore, upon adoption, the Company expects to have an increase in assets and liabilities on its consolidated financial statements, due to recording of right-to-use assets and the corresponding lease liabilities, which is expected to be material.

16.  SUBSEQUENT EVENTS

Management of the Company evaluated its February 3, 2019 consolidated financial statements for subsequent events through April 19, 2019, the date the financial statements were available to be issued. Management is not aware of any subsequent events which would require recognition or additional disclosure in the financial statements.

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended February 3, 2019, January 28, 2018 and January 29, 2017

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended February 3, 2019	$1,866	$554	$—	$—	$2,420
Year ended January 28, 2018	1,242	624	—	—	1,866
Year ended January 29, 2017	1,404	(162)	—	—	1,242

Product returns reserve
Year ended February 3, 2019	$1,080	$1,008	$—	$—	$2,088
Year ended January 28, 2018	1,088	(8)	—	—	1,080
Year ended January 29, 2017	1,244	(156)	—	—	1,088

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. The Company carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the reasonable assurance level pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective as of February 3, 2019.

Management performed additional analysis and other post-closing procedures as of February 3, 2019 to ensure the consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management has concluded that, notwithstanding the material weakness described below, the Company’s consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the periods presented, in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of February 3, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report.

As a result of this assessment, management concluded that, as of the end of the period covered in this report, a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that due to the lack of sufficient resources throughout the year, we did not design and implement effective internal control activities to timely detect and resolve issues resulting from converting to a new order management system, nor did we consistently execute certain account reconciliations and analyses timely during fiscal 2018.

Management’s Plan for Remediation of the Material Weakness

Management is committed to the planning and implementation of remediation efforts to address the material weakness, as well as to foster continuous improvement in the Company’s internal controls. In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, we have undertaken, and will continue to undertake, steps to improve our internal control over financial reporting to address and remediate the material weakness. Our primary efforts include to (i) evaluate resources throughout the organization to determine where current resources should be reassigned and where additional resources are needed to consistently and timely execute internal control activities, and (ii) design and implement additional application balancing control procedures to further automate and enhance the reconciliation process. Management believes these measures, when fully implemented and operational, will remediate the control deficiency we have identified and strengthen our internal control over financial reporting.

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

Information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 annual meeting of shareholders to be held on May 23, 2019 (the "Proxy Statement"). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 19, 2019.

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

Our code of business conduct and ethics is available in print for any shareholder who requests it by writing to: Secretary, Duluth Holdings Inc., 201 East Front Street,  Mount Horeb, Wisconsin, 53508. We are not including the information available on or through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of Duluth Holdings Inc.” as of April 18, 2019 in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)(1)
Equity compensation plans approved by security holders	—	$—	3,987,376
Equity compensation plans not approved by security holders(2)	—	—	—
Total	—	$—	3,987,376

_____________________________

(1)  2,542,472 shares are available under the Company’s 2015 Equity Incentive Plan and 1,444,904 shares are available under the Company’s Employee Stock Purchase Plan.

(2) All of our existing equity compensation plans have been approved by shareholders.

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

DATE: April 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Stephanie L. Pugliese Stephanie L. Pugliese	President and Chief Executive Officer and a Director (Principal Executive Officer)	April 19, 2019
/s/ David Loretta David Loretta	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 19, 2019

Directors: Stephen L. Schlecht, E. David Coolidge III, Francesca M. Edwardson, Thomas G. Folliard, David C. Finch, Brenda I. Morris and Scott K. Williams.

By:	/s/ Stephanie L. Pugliese	April 19, 2019
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

3.2

Amended and Restated Bylaws of Duluth Holdings Inc., incorporated by reference to Exhibit 3.2 of the Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed November 9, 2015.

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

10.6+

Restricted Stock Agreement between Duluth Holdings Inc. and Stephanie Pugliese, dated February 2, 2015, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.7+

Restricted Stock Agreement between Duluth Holdings Inc. and Al Dittrich, dated February 2, 2015, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

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

10.10+	Summary of Outside Director Compensation Program.*
10.11+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
10.12+

Form of Restricted Stock Agreement for non-employee directors under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.13

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

10.19+	Annual Incentive Plan, As Amended February 21, 2018.*
10.20+	Form of Restricted Stock Agreement for executives under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 1, 2016.
10.21

Second Amended and Restated Loan Agreement, dated October 7, 2016, among BMO Harris Bank N.A. (f/k/a Harris N.A.) and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 7, 2016.

10.22

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

10.24+	Offer Letter Dated July 14, 2017 by and between Dave Loretta and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.25+	Form of Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.26

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

10.29

General Security Agreement, dated of May 17, 2018, by and between Duluth Holdings Inc. and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 17, 2018.

10.30+

Form of First Amendment dated October 15, 2018 to Employment Agreement between Duluth Holdings Inc. and Al Dittrich dated August 5, 2015, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed December 7, 2018.

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