Form 10-Q
period 2019-05-05
DULUTH HOLDINGS INC.
filed 2019-06-14
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2019

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

(608) 424-1544
(Registrant’s telephone number, including area code)

_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, No Par Value	DLTH	NASDAQ Global Select Market

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of June 10, 2019, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of June 10, 2019, was 29,360,357.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED May 5, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	May 5, 2019	February 3, 2019
ASSETS
Current Assets:
Cash	$992	$731
Accounts receivable	359	28
Other receivables	8,292	4,611
Inventory, less reserve for excess and obsolete items of $2,574 and $2,420, respectively	104,289	97,685
Prepaid expenses & other current assets	11,977	12,640
Prepaid catalog costs	202	2,503
Total current assets	126,111	118,198
Property and equipment, net	136,652	167,109
Operating lease right-of-use assets	134,956	—
Finance lease right-of-use assets	10,610	—
Restricted cash	1,578	2,354
Available-for-sale security	6,267	6,295
Goodwill	402	402
Other assets, net	2,354	2,401
Total assets	$418,930	$296,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC

Condensed Consolidated Balance Sheets – Liabilities and Equity

(Unaudited)

(Amounts in thousands)

	May 5, 2019	February 3, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$26,710	$25,363
Accrued expenses and other current liabilities	25,080	26,530
Income taxes payable	—	218
Current portion of operating lease liabilities	10,103	—
Current portion of finance lease liabilities	315	—
Current maturities of long-term debt	510	500
Total current liabilities	62,718	52,611
Long-term debt, less current maturities	29,576	29,737
Finance lease obligations under build-to-suit leases	—	23,034
Operating lease liabilities, less current maturities	118,475	—
Finance lease liabilities, less current maturities	8,670	—
Long-term line of credit	39,240	16,542
Deferred tax liabilities	9,420	9,722
Deferred rent obligations, less current maturities	—	5,003
Total liabilities	268,099	136,649
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of May 5, 2019 and February 3, 2019	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of May 5, 2019 and February 3, 2019	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,358 shares issued and 29,339 shares outstanding as of May 5, 2019 and 29,215 shares issued and 29,210 shares outstanding as of February 3, 2019	—	—
Treasury stock, at cost; 19 and 5 shares as of May 5, 2019 and February 3, 2019, respectively	(369)	(92)
Capital stock	90,416	89,849
Retained earnings	61,096	70,592
Total shareholders' equity of Duluth Holdings Inc.	151,143	160,349
Noncontrolling interest	(312)	(239)
Total shareholders' equity	150,831	160,110
Total liabilities and shareholders' equity	$418,930	$296,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	May 5, 2019	April 29, 2018
Net sales	$114,244	$100,207
Cost of goods sold (excluding depreciation and amortization)	53,326	44,267
Gross profit	60,918	55,940
Selling, general and administrative expenses	70,609	56,197
Operating loss	(9,691)	(257)
Interest expense	841	821
Other income, net	204	163
Loss before income taxes	(10,328)	(915)
Income tax benefit	(2,683)	(232)
Net loss	(7,645)	(683)
Less: Net (loss) income attributable to noncontrolling interest	(73)	8
Net loss attributable to controlling interest	$(7,572)	$(691)
Basic loss per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,281	32,046
Net loss per share attributable to controlling interest	$(0.23)	$(0.02)
Diluted loss per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,281	32,046
Net loss per share attributable to controlling interest	$(0.23)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 5, 2019	April 29, 2018
Net loss	$(7,645)	$(683)
Other comprehensive income	—	—
Comprehensive loss	(7,645)	(683)
Comprehensive (loss) income attributable to noncontrolling interest	(73)	8
Comprehensive loss attributable to controlling interest	$(7,572)	$(691)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended May 5, 2019
					Noncontrolling
	Capital stock				interest in	Total
			Treasury	Retained	variable interest	shareholders'
	Shares	Amount	stock	earnings	entity	equity
Balance at February 3, 2019	32,574	$89,849	$(92)	$70,592	$(239)	$160,110
Cumulative effect from adoption of ASC 842	—	—	—	(1,924)	—	(1,924)
Balance at February 4, 2019	32,574	89,849	(92)	68,668	(239)	158,186
Issuance of common stock	149	134	—	—	—	134
Stock-based compensation	—	433	—	—	—	433
Restricted stock forfeitures	(6)	—	—	—	—	—
Restricted stock surrendered for taxes	(15)	—	(277)	—	—	(277)
Net loss	—	—	—	(7,572)	(73)	(7,645)
Balance at May 5, 2019	32,703	$90,416	$(369)	$61,096	$(312)	$150,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended April 29, 2018
					Noncontrolling
	Capital stock				interest in	Total
			Treasury	Retained	variable interest	shareholders'
	Shares	Amount	stock	earnings	entity	equity
Balance at January 28, 2018	32,462	$88,043	$(57)	$48,084	$3,279	$139,349
Cumulative effect from adoption of ASC 606	—	—	—	(648)	—	(648)
Balance at January 29, 2018	32,462	$88,043	$(57)	$47,436	$3,279	$138,701
Issuance of common stock	106	—	—	—	—	—
Restricted stock surrendered for taxes	(2)	—	(35)	—	—	(35)
Stock-based compensation	—	409	—	—	—	409
Net (loss) income	—	—	—	(691)	8	(683)
Balance at April 29, 2018	32,566	$88,452	$(92)	$46,745	$3,287	$138,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended

	May 5, 2019	April 29, 2018
Cash flows from operating activities:
Net loss	$(7,645)	$(683)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,392	2,309
Stock based compensation	474	409
Deferred income taxes	(302)	40
Changes in operating assets and liabilities:
Accounts receivable	(331)	22
Other receivables	(3,681)	(308)
Inventory	(6,604)	(10,363)
Prepaid expense & other current assets	2,577	(1,527)
Deferred catalog costs	2,301	(814)
Trade accounts payable	1,221	(1,441)
Income taxes payable	(218)	(421)
Accrued expenses and deferred rent obligations	(5,295)	1,790
Net cash used in operating activities	(13,111)	(10,987)
Cash flows from investing activities:
Purchases of property and equipment	(8,015)	(14,000)
Capital contributions towards build-to-suit stores	(1,788)	—
Principal receipts from available-for-sale security	28	—
Change in other assets	13	43
Net cash used in investing activities	(9,762)	(13,957)
Cash flows from financing activities:
Proceeds from line of credit	70,172	37,464
Payments on line of credit	(47,474)	(16,214)
Payments on long term debt	(119)	(19)
Payments on finance lease obligations	(37)	(1)
Change in bank overdrafts	—	478
Proceeds from finance lease obligations	—	266
Shares withheld for tax payments on vested restricted shares	(277)	(35)
Other	93	24
Net cash provided by financing activities	22,358	21,963
Decrease in cash and restricted cash	(515)	(2,981)
Cash and restricted cash at beginning of period	3,085	7,083
Cash and restricted cash at end of period	$2,570	$4,102
Supplemental disclosure of cash flow information:
Interest paid	$986	$737
Income taxes paid	$2,179	$149
Supplemental disclosure of non-cash information:
Property and equipment acquired under build-to-suit leases	$—	$7,331
Unpaid liability to acquire property and equipment	$846	$2,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of May 5, 2019, the Company operated 48 retail stores and three outlet stores. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

B.    Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Company consolidates TRI Holdings, LLC (“TRI”) as a variable interest entity (see Note 6 “Variable Interest Entity” for further information). All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2019 is a 52-week period and ends on February 2, 2020. Fiscal 2018 was a 53-week period and ended on February 3, 2019. The three months of fiscal 2019 and fiscal 2018 represent the Company’s 13-week periods ended May 5, 2019 and April 29, 2018, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended May 5, 2019 and April 29, 2018 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended May 5, 2019 and April 29, 2018. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2019.

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

F.    Significant Accounting Policies

Except as disclosed below, there have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended February 3, 2019.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements

On February 4, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) and related amendments. ASC 842 requires lessees to (i) recognize a right-of-use asset and a lease liability that is initially measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities.

The Company adopted ASC 842 utilizing the optional transition method, which allows guidance to be initially applied at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected the package of practical expedients, which allows the Company to forgo reassessing prior conclusions on lease definition, classification and initial direct costs related to existing leases as of the adoption date. The Company elected not to recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded.

The Company’s existing lease arrangements consist of both operating leases and build-to-suit leases. Under ASC 842, the Company is still required to evaluate whether it is deemed to be the owner of the leased property for accounting purposes during the store construction period, however, the prescriptive rules under ASC 840 have been removed. The Company evaluated its existing build-to-suit leases as of the adoption date and determined that the Company is not the owner of the leased premises during the construction period, which resulted in the derecognition of its build-to-suit assets and liabilities that were previously reported on the Company’s consolidated balance sheets. As of February 4, 2019, substantially all of the previous build-to-suit leases are classified as operating leases.

The impact of the adoption was a $121.8 million right-of-use asset (“ROU asset”) with an offsetting $115.5 million lease liability, which is net of $4.9 million of previously recognized straight-line operating lease adjustments on existing leases and $11.2 million of unamortized initial direct costs. The lease liabilities at February 4, 2019 reflect remaining lease payments discounted using an incremental borrowing rate based on the remaining lease term (the “Discount”), as an implicit rate was not readily determinable for any of the Company’s existing leases. See Note 2 “Leases,” for further information.

2.    LEASES

Effective February 4, 2019, the Company adopted ASC 842, which resulted in a recognition of ROU assets and lease liabilities related to leases on the Company’s consolidated balance sheets. The Company determines if an arrangement is, or contains, a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments and the ROU asset is measured at the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease.

The Company leases retail space under non-cancelable lease agreements, which expire on various dates through 2036. Substantially all of these arrangements are store leases. Store leases generally have initial lease terms ranging from five to fifteen years with renewal options and rent escalation provisions. The Company does not record leases with a lease term of 12 months or less on the Company’s consolidated balance sheets.

When calculating the lease liability on a discounted basis, the Company applies its estimated Discount. The Company bases this Discount on a collateralized interest rate as well as publicly available data for instruments with similar characteristics.

In addition to rent payments, leases for retail space contain payments for real estate taxes, insurance costs, common area maintenance, and utilities that are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

		Three Months Ended
	Consolidated Statement of Operations	May 5, 2019
(in thousands)
Finance lease
Amortization of right-of-use assets	Selling, general and administrative expenses	$78
Interest on lease liabilities	Interest expense	59
Total finance lease expense		$137
Operating lease expense	Selling, general and administrative expenses	$3,678
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	214
Variable lease expense	Selling, general and administrative expenses	1,612
Total lease expense		$5,641

Other information related to leases were as follows:

Three Months Ended
May 5, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	40
Operating cash flows from finance leases	59
Operating cash flows from operating leases	3,408

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	3,985
Operating leases	24,992

Weighted-average remaining lease term (in years):
Finance leases	16
Operating leases	11

Weighted-average discount rate:
Finance leases	4.5%
Operating leases	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of May 5, 2019:

Fiscal year	Finance	Operating
(in thousands)
2019 (remainder of fiscal year)	$533	$11,446
2020	710	15,015
2021	710	14,169
2022	710	14,295
2023	732	14,461
Thereafter	9,450	95,321
Total future minimum lease payments	$12,845	$164,707
Less – Discount	3,860	36,129
Lease liability	$8,985	$128,578

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prior to the adoption of ASC 842, the minimum lease payments under non-cancellable operating leases were as follows as of February 3, 2019:

	Operating Leases
	Related
Fiscal year	party	Other	Total
(in thousands)
2019	$147	$15,598	$15,745
2020	144	16,013	16,157
2021	147	15,327	15,474
2022	149	15,444	15,593
2023	136	15,648	15,784
Thereafter	—	112,098	112,098
Total future minimum lease payments	$723	$190,128	$190,851

3.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	May 5, 2019	February 3, 2019
(in thousands)
TRI Senior Secured Note	$26,586	$26,705
TRI Note	3,500	3,500
Capital lease obligations	—	32
	$30,086	$30,237
Less: current maturities	510	500
Long-term debt	$29,576	$29,737

Line of credit	$39,240	$16,542

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

Line of Credit

On May 17, 2018, the Company entered into a credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit (the “Revolver”), and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL is available to draw upon in differing amounts through May 17, 2020, and matures on May 17, 2023. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement. At the Company’s option, the interest rate applicable to the Revolver or DDTL will be a floating rate equal to: (i) the base rate plus a margin of 25 to 100 basis points (“bps”), based upon the Company’s rent adjusted leverage ratio, or (ii) a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR for such interest period plus a margin of 125 to 200 bps, based upon the Company’s rent adjusted leverage ratio (effective rate of 4.0% at May 5, 2019). In addition, outstanding balances under the DDTL require quarterly principal payments with a final balloon payment at maturity.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of May 5, 2019 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 5, 2019	February 3, 2019
(in thousands)
Salaries and benefits	$3,469	$2,328
Deferred revenue	7,330	10,485
Freight	2,514	4,141
Product returns	911	2,088
Catalog costs	82	503
Unpaid purchases of property & equipment	846	433
Accrued advertising	5,652	389
Other	4,276	6,163
Total accrued expenses and other current liabilities	$25,080	$26,530

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

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. As of May 5, 2019, the carrying value of the Company’s available-for-sale security approximates its fair value.

	May 5, 2019				February 3, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Estimated
	Cost	Gains	Losses	Fair Value	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,267	$—	$—	$6,267	$6,295

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of May 5, 2019. Cost and estimated fair value are equal.

Estimated
Fair Value
(in thousands)
Within one year	$120
After one year through five years	844
After five years through ten years	1,349
After ten years	3,954
Total	$6,267

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of May 5, 2019 and February 3, 2019, as the Company absorbs significant economics of the entity and has the power to direct the activities that are considered most significant to the entity.

The Company leases the Company’s headquarters in Mt. Horeb, Wisconsin from TRI. In conjunction with the lease, the Company invested $6.3 million in a trust (see Note 5  “Investment” for further information) that loaned funds to TRI for the construction of the Company’s headquarters. TRI is a Wisconsin limited liability company whose primary purpose and activity is to own this real property. The Company considers itself the primary beneficiary for TRI as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and is expected to receive benefits that are significant to TRI. As the Company is the primary beneficiary, it consolidates TRI and the lease is eliminated in consolidation. The Company does not consolidate the trust as the Company is not the primary beneficiary.

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of May 5, 2019 and February 3, 2019:

	May 5, 2019	February 3, 2019
(in thousands)
Cash	$454	$434
Property and equipment, net	27,657	28,146
Other assets, net	1,757	1,454
Total assets	$29,868	$30,034

Other current liabilities	$604	$68
Long-term debt	29,576	30,205
Noncontrolling interest in VIE	(312)	(239)
Total liabilities and shareholders' equity	$29,868	$30,034

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock. The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation is as follows:

	Three Months Ended
	May 5, 2019	April 29, 2018
(in thousands, except per share data)
Numerator - net loss attributable to controlling interest	$(7,572)	$(691)
Denominator - weighted average shares (Class A and Class B)
Basic	32,281	32,046
Dilutive shares	—	—
Diluted	32,281	32,046
Loss per share (Class A and Class B)
Basic	$(0.23)	$(0.02)
Diluted	$(0.23)	$(0.02)

The computation of diluted earnings (loss) per share for the three months ended May 5, 2019 and April 29, 2018, excluded 0.3 million and 0.4 million shares of unvested restricted stock, respectively, because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.4 million for the three months ended May 5, 2019 and April 29, 2018. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the three months ended May 5, 2019 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 3, 2019	321,657	$14.29
Granted	141,805	18.10
Vested	(42,662)	19.19
Forfeited	(5,682)	18.71
Outstanding at May 5, 2019	415,118	$15.03

At May 5, 2019, the Company had unrecognized compensation expense of $4.5 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 3.0 years.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 5, 2019	February 3, 2019
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	37,118	32,765
Buildings	36,475	71,469
Vehicles	161	161
Warehouse equipment	13,058	13,051
Office equipment and furniture	39,732	36,473
Computer equipment	5,828	5,072
Software	25,370	24,939
	162,228	188,416
Accumulated depreciation and amortization	(37,900)	(34,203)
	124,328	154,213
Construction in progress	12,324	12,896
Property and equipment, net	$136,652	$167,109

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

Segment information is presented in the following table:

	Three Months Ended
	May 5, 2019	April 29, 2018
(in thousands)
Net sales
Direct	$65,701	$66,212
Retail	48,543	33,995
Total net sales	$114,244	$100,207
Operating (loss) income
Direct	$(12,266)	$(2,128)
Retail	2,575	1,871
Total operating loss	(9,691)	(257)
Interest expense	841	821
Other income, net	204	163
Loss before income taxes	$(10,328)	$(915)

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales by business is presented in the following table:

	Three Months Ended
	May 5, 2019	April 29, 2018
(in thousands)
Net sales
Men's	$75,800	$67,919
Women's	32,173	27,161
Hard goods/other	6,271	5,127
Total net sales	$114,244	$100,207

Segment total assets is presented in the following table:

	May 5, 2019	February 3, 2019
(in thousands)
Direct	$193,106	$182,883
Retail	225,824	113,876
Total assets at period end	$418,930	$296,759

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 26% and 25% for the three months ended May 5, 2019 and April 29, 2018, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

During the three months ended May 5, 2019, there have been no new recent accounting pronouncements that are of significance, or potential significance, to the Company.

13.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which these condensed consolidated financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2019 (“2018 Form 10-K”).

The three months of fiscal 2019 and fiscal 2018 represent our 13-week periods ended May 5, 2019 and April 29, 2018, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2018 Form 10-K and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: our ability to maintain and enhance a strong brand image; our ability to successfully open new stores; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; the inability to maintain the performance of a maturing store portfolio; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclose in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a rapidly growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 57.5% and 66.1% of our consolidated net sales for the three months ended May 5, 2019 and April 29, 2018, respectively. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of May 5, 2019, we operated 48 retail stores and three outlet stores. Net sales for our retail segment represented 42.5% and 33.9% of our consolidated net sales for the three months ended May 5, 2019 and April 29, 2018, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 37 consecutive quarters through May 5, 2019;
•	Net sales in fiscal 2019 first quarter increased by 14.0% over the prior year first quarter to $114.2 million;
•	Net loss of $7.6 million in fiscal 2019 first quarter compared to the prior year first quarter net loss of $0.7 million;
•	Adjusted EBITDA of $(4.4) million in fiscal 2019 first quarter compared to the prior year first quarter Adjusted EBITDA of $2.6 million;
•	We opened five new stores in fiscal 2019 first quarter, adding approximately 78,000 of gross square footage; and
•	Our retail stores have achieved and are expected to continue to achieve an average payback of less than two years.

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

We are pursuing several strategies to continue our growth, including building brand awareness to continue customer acquisition, continuing retail expansion, selectively broadening assortments in certain men’s product categories and growing our women’s business.

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

	Three Months Ended
	May 5, 2019	April 29, 2018
(in thousands)
Direct net sales	$65,701	$66,212
Retail net sales	48,543	33,995
Net sales	114,244	100,207
Cost of goods sold (excluding depreciation and amortization)	53,326	44,267
Gross profit	60,918	55,940
Selling, general and administrative expenses	70,609	56,197
Operating loss	(9,691)	(257)
Interest expense	841	821
Other income, net	204	163
Loss before income taxes	(10,328)	(915)
Income tax benefit	(2,683)	(232)
Net loss	(7,645)	(683)
Less: Net (loss) income attributable to noncontrolling interest	(73)	8
Net loss attributable to controlling interest	$(7,572)	$(691)
Percentage of Net sales:
Direct net sales	57.5%	66.1%
Retail net sales	42.5%	33.9%
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	46.7%	44.2%
Gross profit	53.3%	55.8%
Selling, general and administrative expenses	61.8%	56.1%
Operating loss	(8.5)%	(0.3)%
Interest expense	0.7%	0.8%
Other income, net	0.2%	0.2%
Loss before income taxes	(9.0)%	(0.9)%
Income tax benefit	(2.3)%	(0.2)%
Net loss	(6.7)%	(0.7)%
Less: Net (loss) income attributable to noncontrolling interest	(0.1)%	-%
Net loss attributable to controlling interest	(6.6)%	(0.7)%

Three Months Ended May 5, 2019 Compared to Three Months Ended April 29, 2018

Net Sales

Net sales increased $14.0 million, or 14.0%, to $114.2 million in the three months ended May 5, 2019 compared to $100.2 million in the three months ended April 29, 2018, driven by an increase in the retail segment of $14.5 million, or 42.8%, partially offset by a decrease in the direct segment of $0.5 million, or 0.8%, with gains across virtually all product categories and in both our men’s and women’s business.  The decrease in the direct segment net sales has continued into the first five weeks of the second quarter. Our website visits increased 14% in the three months ended May 5, 2019 compared to the three months ended April 29, 2018. The increase in retail net sales was driven by new stores with 51 stores as of May 5, 2019 compared to 33 stores as of April 29, 2018, partially offset by existing stores.

Gross Profit

Gross profit increased $5.0 million, or 8.9%, to $60.9 million in the three months ended May 5, 2019 compared to $55.9 million in the three months ended April 29, 2018. As a percentage of net sales, gross margin decreased 250 basis points to 53.3% of net sales in the three months ended May 5, 2019, compared to 55.8% of net sales in the three months ended April 29, 2018. The decrease in gross margin rate was primarily attributable to a decrease in product margins due to product mix on recent clearance activity, coupled with a slight decrease in shipping revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.4 million, or 25.6%, to $70.6 million in the three months ended May 5, 2019 compared to $56.2 million in the three months ended April 29, 2018. Selling, general and administrative expenses as a percentage of net sales increased 570 basis points to 61.8% in the three months ended May 5, 2019, compared to 56.1% in the three months ended April 29, 2018. The increase in selling, general and administrative expenses was attributable to an increase of $2.5 million in advertising and marketing costs, $2.9 million in selling expenses and $9.0 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 50 basis points to 21.1% in the three months ended May 5, 2019, compared to 21.6% in the three months ended April 29, 2018. The 50 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to advertising leverage gained from a higher mix of retail sales.

As a percentage of net sales, selling expenses increased 50 basis points to 16.6% in the three months ended May 5, 2019, compared to 16.1% in the three months ended April 29, 2018, primarily due to an increase in customer service due to our growth in retail, partially offset by a decrease in shipping expenses due to leverage from an increase in the proportion of retail net sales.

As a percentage of net sales, general and administrative expenses increased 570 basis points to 24.1% in the three months ended May 5, 2019, compared to 18.4% in the three months ended April 29, 2018. The 570 basis point increase was primarily attributable to an increase in occupancy and equipment cost due to growth in the number of retail stores, an increase in depreciation expense due to investments in technology and corporate facilities, and an increase in personnel cost due to an increase in headcount to support the growth of the business.

Income Tax Benefit

Income tax benefit was $2.7 million in the three months ended May 5, 2019, compared to $0.2 million in the three months ended April 29, 2018. Our effective tax rate related to controlling interest was 26% and 25% for the three months ended May 5, 2019, and April 29, 2018, respectively.

Net Loss

Net loss was $7.6 million, in the three months ended May 5, 2019 compared to $0.7 million in the three months ended April 29, 2018, primarily due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	May 5, 2019	April 29, 2018
(in thousands)
Net loss	$(7,645)	$(683)
Depreciation and amortization	4,392	2,309
Interest expense	841	821
Amortization of build-to-suit leases capital contribution	214	—
Income tax benefit	(2,683)	(232)
EBITDA	$(4,881)	$2,215
Stock based compensation	474	409
Adjusted EBITDA	$(4,407)	$2,624

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $7.0 million to $(4.4) million in the three months ended May 5, 2019 compared to $2.6 million in the three months ended April 29, 2018. As a percentage of net sales, Adjusted EBITDA decreased 650 basis points to (3.9)% of net sales in the three months ended May 5, 2019 compared to 2.6% of net sales in the three months ended April 29, 2018.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. On May 17, 2018, we entered into a new credit facility which provides for borrowings of up to $80.0 million on a revolving line of credit and an additional $50.0 million in a delayed draw term loan. The $80.0 million revolving line of credit matures on May 17, 2023 and we have the option to draw in various amounts on the $50.0 million term loan through May 17, 2020, with a maturity on May 17, 2023. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We expect to spend approximately $40.0 million to $45.0 million in fiscal 2019 on capital expenditures, including a total of approximately $30.0 million to $32.0 million for new retail store expansion and remodels. We expect capital expenditures of approximately $2.0 million and starting inventory of $0.5 million to open a new store. At May 5, 2019, our net working capital was $63.4 million, including $1.0 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	May 5, 2019	April 29, 2018
(in thousands)
Net cash used in operating activities	$(13,111)	$(10,987)
Net cash used in investing activities	(9,762)	(13,957)
Net cash provided by financing activities	22,358	21,963
Decrease in cash and restricted cash	$(515)	$(2,981)

Net Cash used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the three months ended May 5, 2019 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2019 to be positive from normal operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For three months ended May 5, 2019, net cash used in operating activities was $13.1 million, which primarily consisted of net loss of $7.6 million, non-cash depreciation and amortization of $4.4 million and stock based compensation of $0.5 million, offset by cash used in operating assets and liabilities of $10.0 million. The cash used in operating assets and liabilities of $10.0 million primarily consisted of a $6.6 million increase in inventory, primarily due to the increase in the number of retail stores,  a $5.3 million decrease in accrued expenses and deferred rent obligations and a $2.6 million increase in prepaid expense and other current assets due to the adoption of the new lease accounting standard, a $2.3 million decrease in deferred catalog costs due to a shift in timing of early spring catalogs, and a  $1.2 million increase in trade accounts payable due to timing of payments.

For the three months ended April 29, 2018, net cash used in operating activities was $11.0 million, which primarily consisted of net loss of $0.7 million, non-cash depreciation and amortization of $2.3 million and stock based compensation of $0.4 million, offset by cash used in operating assets and liabilities of $13.1 million. The cash used in operating assets and liabilities of $13.1 million primarily consisted of a $10.4 million increase in inventory, primarily due to the increase in the number of our retail stores, a $1.5 million increase in prepaid expenses and other current assets due to growth and adoption of the revenue standard as a result of the increase in estimated expected inventory returns, and a  $1.4 million decrease in trade accounts payable primarily due to timing of payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities.

For the three months ended May 5, 2019, net cash used in investing activities was $9.8 million and was primarily driven by capital expenditures of $8.0 million for new retail stores and retail store build-out, as well as investments in information technology, and $1.8 million of capital contributions towards our build-to-suit stores.

For the three months ended April 29, 2018, net cash used in investing activities was $14.0 million, which was also primarily driven by capital expenditures of $14.0 million for new retail stores and retail store build-out, as well as investments in information technology.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as distributions to holders of the noncontrolling interest in our variable interest entity TRI Holdings, LLC (“TRI”), proceeds from finance lease obligations and capital contributions to TRI.

For the three months ended May 5, 2019, net cash provided by financing activities was $22.4 million, primarily consisting of proceeds of $22.7 million, net from our revolving line of credit to fund working capital.

For the three months ended April 29, 2018, net cash provided by financing activities was $22.0 million, primarily consisting of proceeds of $21.3 million, net from our revolving line of credit to fund working capital and capital expenditures, $0.5 million in change in bank overdraft and $0.3 million from finance lease obligations in connection with our build-to-suit lease transactions.

Line of Credit

On May 17, 2018, we entered into a new credit agreement and subsequently terminated our Amended and Restated Agreement. The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the new credit agreement. The credit agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including a trailing twelve month maximum rent adjusted leverage ratio and minimum fixed charge coverage ratio. See Note 3 “Debt and Line of Credit,” for further information.

As of May 5, 2019 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above and expects to be in compliance for the remainder of fiscal 2019.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended February 3, 2019.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2018 Form 10-K, except as discussed below.

Recently Adopted Accounting Pronouncements

On February 4, 2019, we adopted authoritative guidance related to leases using the optional transition method and elected the package of practical expedients. As such, the comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. Beginning with the first quarter of fiscal 2019, our financial results reflect adoption of the standard.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2018 Form 10-K. See Note 3 “Debt and Line of Credit,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to our line of credit.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 5, 2019, as a result of the material weakness in our internal control over financial reporting discussed below and in the Company’s Annual Report on Form 10-K, for the year ended February 3, 2019, our disclosure controls and procedures were not effective.

Material Weakness

As disclosed in our 2018 Form 10-K, management concluded that a material weakness existed in our internal control over financial reporting. Specifically we determined that due to the lack of sufficient resources throughout the year, we did not design and implement effective internal control activities to timely detect and resolve issues resulting from converting to a new order management system, nor did we consistently execute certain account reconciliations and analyses timely during fiscal 2018.

Management has developed certain remediation steps to address the material weakness discussed above and to improve internal control over financial reporting. The Company is taking steps to correctly allocate resources as needed and to further automate and enhance the reconciliation process. The material weakness will not be considered remediated until applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Management has concluded that, notwithstanding the material weakness described above, the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

We implemented the new lease accounting standard as of February 4, 2019. As a result, we implemented changes to our processes and internal control over financial reporting to ensure compliance with the new accounting and disclosure rules. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2018 Form 10-K or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended May 5, 2019, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the quarter ended May 5, 2019.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
February 4 - March 3, 2019	—	$—	—	$—
March 4 - April 7, 2019	12,380	22.28	—	—
April 8 - May 5, 2019	2,143	17.08	—	—
Total	14,523	$22.55	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2019
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial Officer and Principal Accounting Officer)