Form 10-Q
period 2019-08-04
DULUTH HOLDINGS INC.
filed 2019-09-13
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2019

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of September 10, 2019, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of September 10, 2019,  was 29,368,320.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED August 4, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	August 4, 2019	February 3, 2019
ASSETS
Current Assets:
Cash	$3,468	$731
Accounts receivable	372	28
Other receivables	5,992	4,611
Inventory, less reserve for excess and obsolete items of $1,262 and $2,420, respectively	114,849	97,685
Prepaid expenses & other current assets	12,225	12,640
Prepaid catalog costs	568	2,503
Total current assets	137,474	118,198
Property and equipment, net	136,427	167,109
Operating lease right-of-use assets	115,053	—
Finance lease right-of-use assets	32,872	—
Restricted cash	2,688	2,354
Available-for-sale security	6,239	6,295
Goodwill	402	402
Other intangible asset, net of accumulated amortization of $290 and $280, respectively	292	306
Other assets, net	2,648	641
Total assets	$434,095	$295,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC

Condensed Consolidated Balance Sheets – Liabilities and Equity

(Unaudited)

(Amounts in thousands)

	August 4, 2019	February 3, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$36,255	$25,363
Accrued expenses and other current liabilities	23,693	26,530
Income taxes payable	—	218
Current portion of operating lease liabilities	9,825	—
Current portion of finance lease liabilities	1,072	—
Current maturities of long-term debt	525	500
Total current liabilities	71,370	52,611
Long-term debt, less current maturities	28,016	28,283
Finance lease obligations under build-to-suit leases	—	23,034
Operating lease liabilities, less current maturities	101,173	—
Finance lease liabilities, less current maturities	26,208	—
Long-term line of credit	45,000	16,542
Deferred tax liabilities	9,028	9,722
Deferred rent obligations, less current maturities	—	5,003
Total liabilities	280,795	135,195
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of August 4, 2019 and February 3, 2019	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of August 4, 2019 and February 3, 2019	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,388 shares issued and 29,369 shares outstanding as of August 4, 2019 and 29,215 shares issued and 29,210 shares outstanding as of February 3, 2019	—	—
Treasury stock, at cost; 19 and 5 shares as of August 4, 2019 and February 3, 2019, respectively	(405)	(92)
Capital stock	91,075	89,849
Retained earnings	63,032	70,592
Total shareholders' equity of Duluth Holdings Inc.	153,702	160,349
Noncontrolling interest	(402)	(239)
Total shareholders' equity	153,300	160,110
Total liabilities and shareholders' equity	$434,095	$295,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net sales	$121,963	$110,653	$236,207	$210,860
Cost of goods sold (excluding depreciation and amortization)	57,159	48,413	110,485	92,680
Gross profit	64,804	62,240	125,722	118,180
Selling, general and administrative expenses	61,069	52,344	132,091	108,541
Operating income (loss)	3,735	9,896	(6,369)	9,639
Interest expense	1,203	1,234	1,631	2,055
Other (loss) income, net	(8)	2	196	165
Income (loss) before income taxes	2,524	8,664	(7,804)	7,749
Income tax expense (benefit)	678	2,212	(2,005)	1,980
Net income (loss)	1,846	6,452	(5,799)	5,769
Less: Net (loss) income attributable to noncontrolling interest	(90)	75	(163)	83
Net income (loss) attributable to controlling interest	$1,936	$6,377	$(5,636)	$5,686
Basic earnings (loss) per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,288	32,065	32,253	32,056
Net income (loss) per share attributable to controlling interest	$0.06	$0.20	$(0.17)	$0.18
Diluted earnings (loss) per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,399	32,414	32,253	32,439
Net income (loss) per share attributable to controlling interest	$0.06	$0.20	$(0.17)	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net income (loss)	$1,846	$6,452	$(5,799)	$5,769
Other comprehensive income	—	—	—	—
Comprehensive income (loss)	1,846	6,452	(5,799)	5,769
Comprehensive (loss) income attributable to noncontrolling interest	(90)	75	(163)	83
Comprehensive income (loss) attributable to controlling interest	$1,936	$6,377	$(5,636)	$5,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended August 4, 2019
					Noncontrolling
	Capital stock				interest in	Total
			Treasury	Retained	variable interest	shareholders'
	Shares	Amount	stock	earnings	entity	equity
Balance at February 3, 2019	32,574	$89,849	$(92)	$70,592	$(239)	$160,110
Cumulative effect from adoption of ASC 842	—	—	—	(1,924)	—	(1,924)
Balance at February 4, 2019	32,574	89,849	(92)	68,668	(239)	158,186
Issuance of common stock	149	134	—	—	—	134
Stock-based compensation	—	433	—	—	—	433
Restricted stock forfeitures	(6)	—	—	—	—	—
Restricted stock surrendered for taxes	(15)	—	(277)	—	—	(277)
Net loss	—	—	—	(7,572)	(73)	(7,645)
Balance at May 5th, 2019	32,703	$90,416	$(369)	$61,096	$(312)	$150,831
Issuance of common stock	32	146	—	—	—	146
Stock-based compensation	—	513	—	—	—	513
Restricted stock forfeitures	(2)	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(36)	—	—	(36)
Net income (loss)	—	—	—	1,936	(90)	1,846
Balance at August 4, 2019	32,733	$91,075	$(405)	$63,032	$(402)	$153,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended July 29, 2018
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

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended

	August 4, 2019	July 29, 2018
Cash flows from operating activities:
Net (loss) income	$(5,799)	$5,769
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,405	5,069
Stock based compensation	1,029	858
Deferred income taxes	(694)	(323)
Changes in operating assets and liabilities:
Accounts receivable	(344)	6
Other receivables	(1,381)	(63)
Inventory	(17,164)	(12,130)
Prepaid expense & other current assets	1,508	(2,265)
Deferred catalog costs	1,935	(1,483)
Trade accounts payable	10,766	818
Income taxes payable	(218)	(5,544)
Accrued expenses and deferred rent obligations	(7,088)	(3,297)
Net cash used in operating activities	(8,045)	(12,585)
Cash flows from investing activities:
Purchases of property and equipment	(13,773)	(26,798)
Capital contributions towards build-to-suit stores	(3,013)	—
Principal receipts from available-for-sale security	56	—
Change in other assets	17	(527)
Net cash used in investing activities	(16,713)	(27,325)
Cash flows from financing activities:
Proceeds from line of credit	104,871	57,093
Payments on line of credit	(76,413)	(22,093)
Payments on long term debt	(240)	(39)
Payments on finance lease obligations	(273)	(2)
Change in bank overdrafts	—	481
Proceeds from finance lease obligations	—	941
Shares withheld for tax payments on vested restricted shares	(313)	(35)
Other	197	58
Net cash provided by financing activities	27,829	36,404
Increase (decrease) in cash and restricted cash	3,071	(3,506)
Cash and restricted cash at beginning of period	3,085	7,083
Cash and restricted cash at end of period	$6,156	$3,577
Supplemental disclosure of cash flow information:
Interest paid	$1,712	$1,925
Income taxes paid	$562	$7,852
Supplemental disclosure of non-cash information:
Property and equipment acquired under build-to-suit leases	$—	$12,907
Unpaid liability to acquire property and equipment	$509	$2,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of August 4, 2019, the Company operated 52 retail stores and three outlet stores. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2019 is a 52-week period and ends on February 2, 2020. Fiscal 2018 was a 53-week period and ended on February 3, 2019. The three and six months of fiscal 2019 and fiscal 2018 represent the Company’s 13 and 26-week periods ended August 4, 2019 and July 29, 2018, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended August 4, 2019 and July 29, 2018 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended August 4, 2019 and July 29, 2018. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2019.

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

F.    Reclassifications

Certain reclassifications have been made to the 2018 financial statements in order to conform to the 2019 presentation. There were no changes to previously reported shareholders’ equity or net income as a result of the reclassifications.

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

The Company leases retail space under non-cancelable lease agreements, which expire on various dates through 2036. Substantially all of these arrangements are store leases. Store leases generally have initial lease terms ranging from five to fifteen years with renewal options and rent escalation provisions. At the commencement of a lease, the Company includes only the initial lease term as the option to extend is not reasonably certain. The Company does not record leases with a lease term of 12 months or less on the Company’s consolidated balance sheets.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

		Three Months Ended	Six Months Ended
	Consolidated Statement of Operations	August 4, 2019	August 4, 2019
(in thousands)
Finance lease
Amortization of right-of-use assets	Selling, general and administrative expenses	$548	$626
Interest on lease liabilities	Interest expense	375	434
Total finance lease expense		$923	$1,060
Operating lease expense	Selling, general and administrative expenses	$3,481	$7,159
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	265	479
Variable lease expense	Selling, general and administrative expenses	2,040	3,652
Total lease expense		$6,709	$12,350

Other information related to leases were as follows:

Six Months Ended
August 4, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$273
Operating cash flows from finance leases	$434
Operating cash flows from operating leases	$6,384

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$26,559
Operating leases	$5,939

Weighted-average remaining lease term (in years):
Finance leases	15
Operating leases	10

Weighted-average discount rate:
Finance leases	4.5%
Operating leases	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of August 4, 2019:

Fiscal year	Finance	Operating
(in thousands)
2019 (remainder of fiscal year)	$1,135	$7,082
2020	2,269	13,994
2021	2,269	13,365
2022	2,269	13,586
2023	2,291	13,772
Thereafter	27,877	77,325
Total future minimum lease payments	$38,110	$139,124
Less – Discount	10,830	28,126
Lease liability	$27,280	$110,998

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

Subsequent to the issuance of the May 5, 2019 interim financial statements, the Company concluded that four build-to-suit leases, which commenced during the first quarter of 2019 following the adoption of ASC 842, should have reclassified from operating to finance leases. The reclassification was corrected during the three months ended August 4, 2019. The Company has assessed the impact of the reclassification with the May 5, 2019 interim financial statements and determined the reclassification to be immaterial.

3.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	August 4, 2019	February 3, 2019
(in thousands)
TRI Senior Secured Note	$25,041	$25,251
TRI Note	3,500	3,500
Capital lease obligations	—	32
	$28,541	$28,783
Less: current maturities	525	500
Long-term debt	$28,016	$28,283

Line of credit	$45,000	$16,542

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

While the above notes are consolidated in accordance with ASC Topic 810,  Consolidation, the Company is not the guarantor nor obligor of these notes.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Line of Credit

On May 17, 2018, the Company entered into a credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit (the “Revolver”), and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL is available to draw upon in differing amounts through May 17, 2020, and matures on May 17, 2023. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement. At the Company’s option, the interest rate applicable to the Revolver or DDTL will be a floating rate equal to: (i) the base rate plus a margin of 25 to 100 basis points (“bps”), based upon the Company’s rent adjusted leverage ratio, or (ii) a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR for such interest period plus a margin of 125 to 200 bps, based upon the Company’s rent adjusted leverage ratio (effective rate of 3.8% at August 4, 2019). In addition, outstanding balances under the DDTL require quarterly principal payments with a final balloon payment at maturity.

As of August 4, 2019 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	August 4, 2019	February 3, 2019
(in thousands)
Salaries and benefits	$2,365	$2,328
Deferred revenue	6,861	8,493
Freight	998	4,141
Product returns	2,001	2,088
Catalog costs	3	503
Unpaid purchases of property & equipment	509	433
Accrued advertising	5,596	389
Other	5,360	8,155
Total accrued expenses and other current liabilities	$23,693	$26,530

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. As of August 4, 2019, the carrying value of the Company’s available-for-sale security approximates its fair value.

	August 4, 2019				February 3, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Estimated
	Cost	Gains	Losses	Fair Value	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,239	$—	$—	$6,239	$6,295

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of August 4, 2019. Cost and estimated fair value are equal.

Estimated
Fair Value
(in thousands)
Within one year	$124
After one year through five years	866
After five years through ten years	1,378
After ten years	3,871
Total	$6,239

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of August 4, 2019 and February 3, 2019.

The Company leases the Company’s headquarters in Mt. Horeb, Wisconsin from TRI. In conjunction with the lease, the Company invested $6.3 million in a trust that loaned funds to TRI for the construction of the Company’s headquarters. TRI is a Wisconsin limited liability company whose primary purpose and activity is to own this real property. The Company considers itself the primary beneficiary for TRI as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and is expected to receive benefits that are significant to TRI. As the Company is the primary beneficiary, it consolidates TRI and the lease is eliminated in consolidation. The Company does not consolidate the trust as the Company is not the primary beneficiary.

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of August 4, 2019 and February 3, 2019:

	August 4, 2019	February 3, 2019
(in thousands)
Cash	$445	$434
Property and equipment, net	27,488	28,146
Other assets, net	327	—
Total assets	$28,260	$28,580

Other current liabilities	$121	$68
Long-term debt	28,541	28,751
Noncontrolling interest in VIE	(402)	(239)
Total liabilities and shareholders' equity	$28,260	$28,580

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

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
(in thousands, except per share data)
Numerator - net income (loss) attributable to controlling interest	$1,936	$6,377	$(5,636)	$5,686
Denominator - weighted average shares (Class A and Class B)
Basic	32,288	32,065	32,253	32,056
Dilutive shares	111	349	—	383
Diluted	32,399	32,414	32,253	32,439
Income (loss) per share (Class A and Class B)
Basic	$0.06	$0.20	$(0.17)	$0.18
Diluted	$0.06	$0.20	$(0.17)	$0.18

The computation of diluted earnings (loss) per share excluded 0.2 million shares of unvested restricted stock for the six months ended August 4, 2019 because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.5 million and $0.9 million for the three and six months ended for both August 4, 2019 and July 29, 2018, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the six months ended August 4, 2019 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 3, 2019	321,657	$14.29
Granted	165,190	17.73
Vested	(61,262)	18.86
Forfeited	(7,858)	19.23
Outstanding at August 4, 2019	417,727	$14.89

At August 4, 2019, the Company had unrecognized compensation expense of $4.3 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.9 years.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 4, 2019	February 3, 2019
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	40,161	32,765
Buildings	36,486	71,469
Vehicles	161	161
Warehouse equipment	13,155	13,051
Office equipment and furniture	43,879	36,473
Computer equipment	6,194	5,072
Software	25,669	24,939
	170,191	188,416
Accumulated depreciation and amortization	(43,526)	(34,203)
	126,665	154,213
Construction in progress	9,762	12,896
Property and equipment, net	$136,427	$167,109

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

Segment information is presented in the following table:

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
(in thousands)
Net sales
Direct	$60,267	$60,833	$125,968	$127,045
Retail	61,696	49,820	110,239	83,815
Total net sales	$121,963	$110,653	$236,207	$210,860
Operating income (loss)
Direct	$(4,146)	$1,123	$(16,825)	$(1,005)
Retail	7,881	8,773	10,456	10,644
Total operating income (loss)	3,735	9,896	(6,369)	9,639
Interest expense	1,203	1,234	1,631	2,055
Other (loss) income, net	(8)	2	196	165
Income (loss) before income taxes	$2,524	$8,664	$(7,804)	$7,749

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales by business is presented in the following table:

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
(in thousands)
Net sales
Men's	$80,090	$75,434	$155,890	$143,354
Women's	35,742	29,625	67,915	56,785
Hard goods/other	6,131	5,594	12,402	10,721
Total net sales	$121,963	$110,653	$236,207	$210,860

Segment total assets is presented in the following table:

	August 4, 2019	February 3, 2019
(in thousands)
Direct	$221,542	$181,429
Retail	212,553	113,876
Total assets at period end	$434,095	$295,305

11.    CONTRACT ASSETS AND LIABILITIES

The Company’s contract assets primarily consist of the right of return for amounts of inventory to be returned that is expected to be resold and is recorded in Prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company’s contract liabilities primarily consist of gift card liabilities and are recorded in accrued expenses and other current liabilities under deferred revenue (see Note 4 “Accrued Expenses and Other Current Liabilities”) on the Company’s consolidated balance sheets. Upon issuance of a gift card, a liability is established for its cash value. The gift card liability is relieved and revenues on gift cards are recorded at the time of redemption by the customer. Based on historical redemption patterns, gift cards are generally redeemed within one year and gift card breakage is not material.

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	August 4, 2019	February 3, 2019
(in thousands)
Contract assets	$777	$895
Contract liabilities	$6,930	$8,508

The amount of revenue recognized from our beginning contract liability balance was $5.1 million in the six months ended August 4, 2019.

12.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 26% for both the three and six months ended August 4, 2019 and July 29, 2018, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

13.    RECENT ACCOUNTING PRONOUNCEMENTS

During the six months ended August 4, 2019, there have been no new recent accounting pronouncements that are of significance, or potential significance, to the Company.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

14.    SUBSEQUENT EVENTS

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

The three and six months of fiscal 2019 and fiscal 2018 represent our 13 and 26-week periods ended August 4, 2019 and July 29, 2018, respectively.

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

Overview

We are a growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own omni-channel platform. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 49.4% and 53.3% of our consolidated net sales for the three and six months ended August 4, 2019, respectively, and 55.0% and 60.3% of our consolidated net sales for the three and six months ended July 29, 2018, respectively. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of August 4, 2019, we operated 52 retail stores and three outlet stores. Net sales for our retail segment represented 50.6% and 46.7% of our consolidated net sales for the three and six months ended August 4, 2019, respectively and 45.0% and 39.7% of our consolidated net sales for the three and six months ended July 29, 2018, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 38 consecutive quarters through August 4, 2019;
•

Net sales in fiscal 2019 second quarter increased by 10.2% over the prior year second quarter to $122.0 million and net sales in the first six months of fiscal 2019 increased by 12.0% over the first six months of the prior year to $236.2 million;

•	Net income of $1.9 million in fiscal 2019 second quarter compared to the prior year second quarter net income of $6.4 million and net loss in the first six months of fiscal 2019 of $5.6 million.
•

Adjusted EBITDA of $9.6 million in fiscal 2019 second quarter compared to the prior year second quarter Adjusted EBITDA of $13.1 million and adjusted EBITDA in the first six months of fiscal 2019 decreased by 69.9% over the first six months of the prior year to $4.7 million;

•	We opened four new stores in fiscal 2019 second quarter, adding approximately 61,000 of gross square footage; and
•	Our retail stores have achieved and are expected to continue to achieve an average payback of less than two years.

We expect that the pace of capital outlays will moderate going forward and into 2020 as we rebalance our business model to focus on driving greater returns on the capital invested and growing our operating earnings and positive free cash flow.  We plan to continue opening stores in new markets, but will likely plan for expanding square footage by 30% to 40% less than we have over the last 3 years. We believe the capital deployed for systems and infrastructure will also moderate as much of the investments needed to scale and support our growing business is in place now. As such, the expense associated with these investments is fixed and should allow for greater operating leverage in net earnings.

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

	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
(in thousands)
Direct net sales	$60,267	$60,833	$125,968	$127,045
Retail net sales	61,696	49,820	110,239	83,815
Net sales	121,963	110,653	236,207	210,860
Cost of goods sold (excluding depreciation and amortization)	57,159	48,413	110,485	92,680
Gross profit	64,804	62,240	125,722	118,180
Selling, general and administrative expenses	61,069	52,344	132,091	108,541
Operating income (loss)	3,735	9,896	(6,369)	9,639
Interest expense	1,203	1,234	1,631	2,055
Other (loss) income, net	(8)	2	196	165
Income (loss) before income taxes	2,524	8,664	(7,804)	7,749
Income tax expense (benefit)	678	2,212	(2,005)	1,980
Net income (loss)	1,846	6,452	(5,799)	5,769
Less: Net (loss) income attributable to noncontrolling interest	(90)	75	(163)	83
Net income (loss) attributable to controlling interest	$1,936	$6,377	$(5,636)	$5,686
Percentage of Net sales:
Direct net sales	49.4%	55.0%	53.3%	60.3%
Retail net sales	50.6%	45.0%	46.7%	39.7%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	46.9%	43.8%	46.8%	44.0%
Gross margin	53.1%	56.2%	53.2%	56.0%
Selling, general and administrative expenses	50.1%	47.3%	55.9%	51.5%
Operating income (loss)	3.1%	8.9%	(2.7)%	4.6%
Interest expense	1.0%	1.1%	0.7%	1.0%
Other (loss) income, net	(0.0)%	0.0%	0.1%	0.1%
Income (loss) before income taxes	2.1%	7.8%	(3.3)%	3.7%
Income tax expense (benefit)	0.6%	2.0%	(0.8)%	0.9%
Net income (loss)	1.5%	5.8%	(2.5)%	2.7%
Less: Net (loss) income attributable to noncontrolling interest	(0.1)%	0.1%	(0.1)%	-%
Net income (loss) attributable to controlling interest	1.6%	5.8%	(2.4)%	2.7%

Three Months Ended August 4, 2019 Compared to Three Months Ended July 29, 2018

Net Sales

Net sales increased $11.3 million, or 10.2%, to $122.0 million in the three months ended August 4, 2019 compared to $110.7 million in the three months ended July 29, 2018, driven by an increase in the retail segment of $11.9 million, or 23.8%, with gains across the majority of product categories and in both our men’s and women’s business, partially offset by a decrease in the direct segment of $0.6 million, or 0.9%. Our website visits increased 12% in the three months ended August 4, 2019 compared to the three months ended July 29, 2018. The increase in retail net sales was driven by new stores with 55 stores as of August 4, 2019 compared to 39 stores as of July 29, 2018, partially offset by existing stores.

Gross Profit

Gross profit increased $2.6 million, or 4.1%, to $64.8 million in the three months ended August 4, 2019 compared to $62.2 million in the three months ended July 29, 2018. As a percentage of net sales, gross margin decreased 310 basis points to 53.1% of net sales in the three months ended August 4, 2019, compared to 56.2% of net sales in the three months ended July 29, 2018.  The decrease in gross margin rate was primarily attributable to a decrease in product margins due to additional global promotions, coupled with recent clearance activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.7 million, or 16.7%, to $61.1 million in the three months ended August 4, 2019 compared to $52.3 million in the three months ended July 29, 2018. Selling, general and administrative expenses as a percentage of net sales increased 280 basis points to 50.1% in the three months ended August 4, 2019, compared to 47.3% in the three months ended July 29, 2018. The increase in selling, general and administrative expenses was attributable to an increase of $0.4 million in advertising and marketing costs, $1.3 million in selling expenses and $7.0 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 90 basis points to 13.4% in the three months ended August 4, 2019, compared to 14.3% in the three months ended July 29, 2018. The 90 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to advertising leverage gained from a higher mix of retail sales.

As a percentage of net sales, selling expenses decreased 30 basis points to 14.4% in the three months ended August 4, 2019, compared to 14.7% in the three months ended July 29, 2018, primarily due to a decrease in shipping expenses due to improved shipping rates, partially offset by an increase in store labor.

As a percentage of net sales, general and administrative expenses increased 400 basis points to 22.3% in the three months ended August 4, 2019, compared to 18.3% in the three months ended July 29, 2018. The 400 basis point increase was primarily attributable to an increase in occupancy and equipment cost due to growth in the number of retail stores, an increase in depreciation expense due to investments in technology and corporate facilities, and an increase in personnel cost due to an increase in headcount to support the growth of the business.

Income Tax Expense

Income tax expense was $0.7 million in the three months ended August 4, 2019, compared to $2.2 million in the three months ended July 29, 2018. Our effective tax rate related to controlling interest was 26% for both the three months ended August 4, 2019, and July 29, 2018, respectively.

Net Income

Net income was $1.9 million, in the three months ended August 4, 2019 compared to $6.4 million in the three months ended July 29, 2018, primarily due to the factors discussed above.

Six Months Ended August 4, 2019 Compared to Six Months Ended July 29, 2018

Net Sales

Net sales increased $25.3 million, or 12.0%, to $236.2 million in the six months ended August 4, 2019 compared to $210.9 million in the six months ended July 29, 2018, driven by an increase in the retail segment of $26.4 million, or 31.5%, with gains across the majority of product categories and in both our men’s and women’s business, partially offset by a decrease in the direct segment of $1.1 million, or 0.8%. Our website visits increased 13% in the six months ended August 4, 2019 compared to the six months ended July 29, 2018. The increase in retail net sales was primarily attributable to the same factors discussed above for the six months ended August 4, 2019 compared to the six months ended July 29, 2018.

Gross Profit

Gross profit increased $7.5 million, or 6.4%, to $125.7 million in the six months ended August 4, 2019 compared to $118.2 million in the six months ended July 29, 2018. As a percentage of net sales, gross margin decreased 280 basis points to 53.2% of net sales in the six months ended August 4, 2019, compared to 56.0% of net sales in the six months ended July 29, 2018.  The decrease in gross margin rate was primarily attributable to a decrease in product margins due to additional clearance and discounts to drive sales during the first half of the year, coupled with a slight decrease in shipping revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23.6 million, or 21.7%, to $132.1 million in the six months ended August 4, 2019 compared to $108.5 million in the six months ended July 29, 2018. Selling, general and administrative expenses as a percentage of net sales increased 440 basis points to 55.9% in the six months ended August 4, 2019, compared to 51.5% in the six months ended July 29, 2018.  The increase in selling, general and administrative expenses was attributable to an increase of $2.9 million in advertising and marketing costs, $4.2 million in selling expenses and $16.5 million in general and administrative expenses.

As a percentage of net sales, advertising and marketing costs decreased 70 basis points to 17.1% in the six months ended August 4, 2019, compared to 17.8% in the six months ended July 29, 2018. The 70 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to advertising leverage gained from a higher mix of retail sales.

As a percentage of net sales, selling expenses increased 20 basis points to 15.5% in the six months ended August 4, 2019,  compared to 15.3% in the six months ended July 29, 2018, primarily due to an increase in customer service due to our growth in retail, partially offset by a decrease in shipping expenses due to leverage from an increase in the proportion of retail sales.

As a percentage of net sales, general and administrative expenses increased 490 basis points to 23.3% in the six months ended August 4, 2019, compared to 18.4% in the six months ended July 29, 2018. The 490 basis point increase was primarily attributable to an increase in occupancy and equipment cost due to growth in the number of retail stores, an increase in depreciation expense due to investments in technology and corporate facilities, and an increase in personnel cost due to an increase in headcount to support the growth of the business.

Income Tax (Benefit) Expense

Income tax benefit was $2.0 million for the six months ended August 4, 2019, compared to income tax expense of $2.0 million in the six months ended July 29, 2018. Our effective tax rate related to controlling interest was 26% for both the six months ended August 4, 2019 and July 29, 2018, respectively.

Net (Loss) Income

Net loss was $5.6 million, in the six months ended August 4, 2019 compared to net income of $5.7 million in the six months ended July 29, 2018, primarily due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended

	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
(in thousands)
Net income (loss)	$1,846	$6,452	$(5,799)	$5,769
Depreciation and amortization	5,013	2,760	9,405	5,069
Interest expense	1,203	1,234	1,631	2,055
Amortization of build-to-suit leases capital contribution	265	—	479	—
Income tax expense (benefit)	678	2,212	(2,005)	1,980
EBITDA	$9,005	$12,658	$3,711	$14,873
Stock based compensation	555	449	1,029	858
Adjusted EBITDA	$9,560	$13,107	$4,740	$15,731

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $3.5 million to $9.6 million in the three months ended August 4, 2019 compared to $13.1 million in the three months ended July 29, 2018. As a percentage of net sales, Adjusted EBITDA decreased 400 basis points to 7.8% of net sales in the three months ended August 4, 2019 compared to 11.8% of net sales in the three months ended July 29, 2018.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $11.0 million to $4.7 million in the six months ended August 4, 2019 compared to $ 15.7 million in the six months ended July 29, 2018. As a percentage of net sales, Adjusted EBITDA decreased 550 basis points to 2.0% of net sales in the six months ended August 4, 2019 compared to 7.5% of net sales in the six months ended July 29, 2018.

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

We expect to spend approximately $38.0 million to $42.0 million in fiscal 2019 on capital expenditures, including a total of approximately $30.0 million to $32.0 million for new retail store expansion and remodels. We expect capital expenditures of approximately $2.0 million and starting inventory of $0.5 million to open a new store. At August 4, 2019, our net working capital was $66.1 million,  including $3.5 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	August 4, 2019	July 29, 2018
(in thousands)
Net cash used in operating activities	$(8,045)	$(12,585)
Net cash used in investing activities	(16,713)	(27,325)
Net cash provided by financing activities	27,829	36,404
Increase (decrease) in cash and restricted cash	$3,071	$(3,506)

Net Cash used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the six months ended August 4, 2019 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2019 to be positive from operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For six months ended August 4, 2019, net cash used in operating activities was $8.0 million, which primarily consisted of net loss of $5.8 million, non-cash depreciation and amortization of $9.4 million and stock based compensation of $1.0 million, offset by cash used in operating assets and liabilities of $12.0 million. The cash used in operating assets and liabilities of $12.0 million primarily consisted of a $17.2 million increase in inventory, primarily due to the increase in the number of retail stores and building of inventory for our peak season,  a $10.8 million increase in trade accounts payable due to timing of payments,  a $7.1 million decrease in accrued expenses and deferred rent obligations, and a $1.9 million decrease in deferred catalog costs due to a reduction in catalog circulation.

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

For the six months ended August 4, 2019, net cash used in investing activities was $16.7 million and was primarily driven by capital expenditures of $13.8 million for new retail stores and retail store build-out, as well as investments in information technology, and $3.0 million of capital contributions towards our build-to-suit stores.

For the six months ended July 29, 2018, net cash used in investing activities was $27.3 million and was primarily driven by capital expenditures of $26.8 million for new retail store build-out, as well as investments in information technology.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as proceeds from finance lease obligations and principal payments on long term debt by our consolidated variable interest entity TRI Holdings, LLC (“TRI”).

For the six months ended August 4, 2019, net cash provided by financing activities was $27.8 million, primarily consisting of proceeds of $28.5 million, net from our revolving line of credit to fund working capital.

For the six months ended July 29, 2018, net cash provided by financing activities was $36.4 million, primarily consisting of proceeds of $35.0 million, net from our revolving line of credit to fund working capital and capital expenditures, and $1.0 million from finance lease obligations in connection with our build-to-suit lease transactions.

Line of Credit

On May 17, 2018, we entered into a new credit agreement and subsequently terminated our Amended and Restated Agreement. The outstanding balance of $27.5 million under the Amended and Restated Agreement was paid off with borrowings under the new credit agreement. The credit agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including a trailing twelve month maximum rent adjusted leverage ratio and minimum fixed charge coverage ratio. See Note 3 “Debt and Line of Credit,” in the Notes to Condensed Consolidated Financial Statements for further information.

As of August 4, 2019 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above and expects to be in compliance for the remainder of fiscal 2019.

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

Recent Accounting Pronouncements

See Note 13 “Recent Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for information regarding recent accounting pronouncements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 4, 2019, as a result of the material weakness in our internal control over financial reporting discussed below and in the Company’s Annual Report on Form 10-K, for the year ended February 3, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended August 4, 2019, which were not registered under the Securities Act.

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

Date: September 13, 2019
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as Principal Financial Officer)

/s/ MICHAEL MURPHY
Michael Murphy
Corporate Controller
(On behalf of the Registrant as Principal Accounting Officer)