Form 10-Q
period 2019-11-03
DULUTH HOLDINGS INC.
filed 2019-12-06
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2019

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of December 3, 2019, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of December 3, 2019,  was 29,160,616.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED November 3, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	November 3, 2019	February 3, 2019
ASSETS
Current Assets:
Cash	$2,187	$731
Accounts receivable	340	28
Other receivables	6,559	4,611
Inventory, less reserve for excess and obsolete items of $2,054 and $2,420, respectively	183,115	97,685
Prepaid expenses & other current assets	11,170	12,640
Prepaid catalog costs	892	2,503
Total current assets	204,263	118,198
Property and equipment, net	139,134	167,109
Operating lease right-of-use assets	119,323	—
Finance lease right-of-use assets, net	45,313	—
Restricted cash	1,776	2,354
Available-for-sale security	6,499	6,295
Goodwill	402	402
Other intangible asset, net of accumulated amortization of $294 and $280, respectively	287	306
Other assets, net	1,120	641
Total assets	$518,117	$295,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC

Condensed Consolidated Balance Sheets – Liabilities and Equity

(Unaudited)

(Amounts in thousands)

	November 3, 2019	February 3, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$55,351	$25,363
Accrued expenses and other current liabilities	27,750	26,530
Income taxes payable	—	218
Current portion of operating lease liabilities	10,296	—
Current portion of finance lease liabilities	1,584	—
Current maturities of long-term debt	541	500
Total current liabilities	95,522	52,611
Operating lease liabilities, less current maturities	104,352	—
Long-term line of credit	70,470	16,542
Finance lease liabilities, less current maturities	38,183	—
Long-term debt, less current maturities	27,880	28,283
Long-term delayed draw term loan	20,000	—
Deferred tax liabilities	8,732	9,722
Finance lease obligations under build-to-suit leases	—	23,034
Deferred rent obligations, less current maturities	—	5,003
Total liabilities	365,139	135,195
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of November 3, 2019 and February 3, 2019	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of November 3, 2019 and February 3, 2019	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,180 shares issued and 29,161 shares outstanding as of November 3, 2019 and 29,215 shares issued and 29,210 shares outstanding as of February 3, 2019	—	—
Treasury stock, at cost; 19 and 5 shares as of November 3, 2019 and February 3, 2019, respectively	(406)	(92)
Capital stock	90,451	89,849
Retained earnings	63,214	70,592
Accumulated other comprehensive income	214	—
Total shareholders' equity of Duluth Holdings Inc.	153,473	160,349
Noncontrolling interest	(495)	(239)
Total shareholders' equity	152,978	160,110
Total liabilities and shareholders' equity	$518,117	$295,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net sales	$119,768	$106,701	$355,975	$317,561
Cost of goods sold (excluding depreciation and amortization)	54,403	45,730	164,888	138,410
Gross profit	65,365	60,971	191,087	179,151
Selling, general and administrative expenses	64,037	63,534	196,128	172,075
Operating income (loss)	1,328	(2,563)	(5,041)	7,076
Interest expense	1,500	1,583	3,131	3,638
Other income, net	58	3	254	168
(Loss) income before income taxes	(114)	(4,143)	(7,918)	3,606
Income tax (benefit) expense	(203)	(1,067)	(2,209)	913
Net income (loss)	89	(3,076)	(5,709)	2,693
Less: Net (loss) income attributable to noncontrolling interest	(93)	74	(256)	157
Net income (loss) attributable to controlling interest	$182	$(3,150)	$(5,453)	$2,536
Basic earnings (loss) per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,322	32,098	32,299	32,065
Net income (loss) per share attributable to controlling interest	$0.01	$(0.10)	$(0.17)	$0.08
Diluted earnings (loss) per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,322	32,098	32,299	32,402
Net income (loss) per share attributable to controlling interest	$0.01	$(0.10)	$(0.17)	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net income (loss)	$89	$(3,076)	$(5,709)	$2,693
Other comprehensive income
Securities available-for sale:
Unrealized security gains arising during the period	289	—	289	—
Income tax expense	75	—	75	—
Other comprehensive income	214	—	214	—
Comprehensive income (loss)	303	(3,076)	(5,495)	2,693
Comprehensive (loss) income attributable to noncontrolling interest	(93)	74	(256)	157
Comprehensive income (loss) attributable to controlling interest	$396	$(3,150)	$(5,239)	$2,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended November 3, 2019
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at February 3, 2019	32,574	$89,849	$(92)	$70,592	$—	$(239)	$160,110
Cumulative effect from adoption of ASC 842	—	—	—	(1,924)	—	—	(1,924)
Balance at February 4, 2019	32,574	89,849	(92)	68,668	—	(239)	158,186
Issuance of common stock	149	134	—	—	—	—	134
Stock-based compensation	—	433	—	—	—	—	433
Restricted stock forfeitures	(6)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(15)	—	(277)	—	—	—	(277)
Net loss	—	—	—	(7,572)	—	(73)	(7,645)
Balance at May 5, 2019	32,703	$90,416	$(369)	$61,096	$—	$(312)	$150,831
Issuance of common stock	32	146	—	—	—	—	146
Stock-based compensation	—	513	—	—	—	—	513
Restricted stock forfeitures	(2)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(36)	—	—	—	(36)
Net income (loss)	—	—	—	1,936	—	(90)	1,846
Balance at August 4, 2019	32,733	$91,075	$(405)	$63,032	$—	$(402)	$153,300
Issuance of common stock	16	149	—	—	—	—	149
Stock-based compensation	—	(773)	—	—	—	—	(773)
Restricted stock forfeitures	(224)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive income	—	—	—	—	214	—	214
Net income (loss)	—	—	—	182	—	(93)	89
Balance at November 3, 2019	32,525	$90,451	$(406)	$63,214	$214	$(495)	$152,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended October 28, 2018
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

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	November 3, 2019	October 28, 2018
Cash flows from operating activities:
Net (loss) income	$(5,709)	$2,693
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,934	8,187
Stock based compensation	282	1,305
Deferred income taxes	(914)	(150)
Changes in operating assets and liabilities:
Accounts receivable	(312)	(287)
Other receivables	(1,948)	(2,554)
Inventory	(85,430)	(44,776)
Prepaid expense & other current assets	2,568	(4,951)
Deferred catalog costs	1,611	(1,416)
Trade accounts payable	29,862	19,126
Income taxes payable	(218)	(7,780)
Accrued expenses and deferred rent obligations	(3,350)	7,101
Net cash used in operating activities	(47,624)	(23,502)
Cash flows from investing activities:
Purchases of property and equipment	(20,899)	(45,878)
Capital contributions towards build-to-suit stores	(3,712)	—
Principal receipts from available-for-sale security	85	—
Change in other assets	(15)	(439)
Net cash used in investing activities	(24,541)	(46,317)
Cash flows from financing activities:
Proceeds from line of credit	225,079	100,982
Payments on line of credit	(171,152)	(35,982)
Proceeds from other borrowings	20,000	—
Payments on long term debt	(362)	(60)
Payments on finance lease obligations	(528)	(4)
Proceeds from finance lease obligations	—	941
Shares withheld for tax payments on vested restricted shares	(314)	(35)
Other	320	87
Net cash provided by financing activities	73,043	65,929
Increase (decrease) in cash and restricted cash	878	(3,890)
Cash and restricted cash at beginning of period	3,085	7,083
Cash and restricted cash at end of period	$3,963	$3,193
Supplemental disclosure of cash flow information:
Interest paid	$3,301	$3,362
Income taxes paid	$555	$10,055
Supplemental disclosure of non-cash information:
Property and equipment acquired under build-to-suit leases	$—	$3,583
Unpaid liability to acquire property and equipment	$378	$3,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omni-channel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of November 3, 2019, the Company operated 55 retail stores and three outlet stores. The Company’s products are marketed under the Duluth Trading brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2019 is a 52-week period and ends on February 2, 2020. Fiscal 2018 was a 53-week period and ended on February 3, 2019. The three and nine months of fiscal 2019 and fiscal 2018 represent the Company’s 13 and 39-week periods ended November 3, 2019 and October 28, 2018, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended November 3, 2019 and October 28, 2018 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended November 3, 2019 and October 28, 2018. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2019.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

		Three Months Ended	Nine Months Ended
	Consolidated Statement of Operations	November 3, 2019	November 3, 2019
(in thousands)
Finance lease
Amortization of right-of-use assets	Selling, general and administrative expenses	$542	$1,168
Interest on lease liabilities	Interest expense	368	802
Total finance lease expense		$910	$1,970
Operating lease expense	Selling, general and administrative expenses	$3,935	$11,094
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	311	790
Variable lease expense	Selling, general and administrative expenses	1,672	5,324
Total lease expense		$6,828	$19,178

Other information related to leases were as follows:

Nine Months Ended
November 3, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$523
Operating cash flows from finance leases	$802
Operating cash flows from operating leases	$9,841

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$41,932
Operating leases	$12,688

Weighted-average remaining lease term (in years):
Finance leases	15
Operating leases	10

Weighted-average discount rate:
Finance leases	4.5%
Operating leases	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of November 3, 2019:

Fiscal year	Finance	Operating
(in thousands)
2019 (remainder of fiscal year)	$823	$3,775
2020	3,342	14,745
2021	3,342	14,193
2022	3,342	14,391
2023	3,363	14,579
Thereafter	41,078	81,286
Total future minimum lease payments	$55,290	$142,969
Less – Discount	15,523	28,321
Lease liability	$39,767	$114,648

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prior to the adoption of ASC 842, the minimum lease payments under non-cancellable operating leases were as follows as of February 3, 2019:

	Operating Leases
	Related
Fiscal year	party	Other	Total
(in thousands)
2019	$147	$15,598	$15,745
2020	144	16,013	16,157
2021	147	15,327	15,474
2022	149	15,444	15,593
2023	136	15,648	15,784
Thereafter	—	112,098	112,098
Total future minimum lease payments	$723	$190,128	$190,851

3.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	November 3, 2019	February 3, 2019
(in thousands)
TRI Senior Secured Note	$24,921	$25,251
TRI Note	3,500	3,500
Capital lease obligations	—	32
	$28,421	$28,783
Less: current maturities	541	500
Long-term debt	$27,880	$28,283

Line of credit	$70,470	$16,542
Delayed draw term loan	$20,000	$—

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Line of Credit

On May 17, 2018, the Company entered into a credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit (the “Revolver”), and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL is available to draw upon in differing amounts through May 17, 2020, and matures on May 17, 2023. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement. At the Company’s option, the interest rate applicable to the Revolver or DDTL will be a floating rate equal to: (i) the base rate plus a margin of 25 to 100 basis points (“bps”), based upon the Company’s rent adjusted leverage ratio, or (ii) a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR for such interest period plus a margin of 125 to 200 bps, based upon the Company’s rent adjusted leverage ratio (effective rate of 3.8% for the Revolver and 4% for the DDTL at November 3, 2019). In addition, outstanding balances under the DDTL require quarterly principal payments with a final balloon payment at maturity.

As of November 3, 2019 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	November 3, 2019	February 3, 2019
(in thousands)
Salaries and benefits	$3,685	$2,328
Deferred revenue	6,947	8,493
Freight	2,947	4,141
Product returns	2,997	2,088
Catalog costs	328	503
Unpaid purchases of property & equipment	378	433
Accrued advertising	4,374	389
Other	6,094	8,155
Total accrued expenses and other current liabilities	$27,750	$26,530

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. The following table presents the amortized cost, fair value, and the corresponding amount of gross unrealized gains recognized in accumulated other comprehensive income of the Company’s available-for-sale security as of November 3, 2019.

November 3, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,210	$289	$—	$6,499

As of February 3, 2019, the $6.3 million amortized cost of the Company’s available-for-sale security approximated its fair value.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of November 3, 2019.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$128	$143
After one year through five years	887	963
After five years through ten years	1,408	1,484
After ten years	3,787	3,909
Total	$6,210	$6,499

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of November 3, 2019 and February 3, 2019.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of November 3, 2019 and February 3, 2019:

	November 3, 2019	February 3, 2019
(in thousands)
Cash	$427	$434
Property and equipment, net	27,320	28,146
Other assets, net	327	—
Total assets	$28,074	$28,580

Other current liabilities	$148	$68
Long-term debt	28,421	28,751
Noncontrolling interest in VIE	(495)	(239)
Total liabilities and shareholders' equity	$28,074	$28,580

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

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
(in thousands, except per share data)
Numerator - net income (loss) attributable to controlling interest	$182	$(3,150)	$(5,453)	$2,536
Denominator - weighted average shares (Class A and Class B)
Basic	32,322	32,098	32,299	32,065
Dilutive shares	—	—	—	337
Diluted	32,322	32,098	32,299	32,402
Income (loss) per share (Class A and Class B)
Basic	$0.01	$(0.10)	$(0.17)	$0.08
Diluted	$0.01	$(0.10)	$(0.17)	$0.08

The computation of diluted earnings (loss) per share excluded (0.1) million shares of unvested restricted stock for the three months ended November 3, 2019, because their inclusion would be anti-dilutive due to the amount of forfeitures.  The computation of diluted earnings (loss) per share excluded 0.3 million shares of unvested restricted stock for the three months ended October 28, 2018 and 55.6 thousand shares of unvested restricted stock for the nine months ended November 3, 2019, because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense (benefit) associated with restricted stock recognized by the Company was $(0.8) million and $0.2 million for the three and nine months ended November 3, 2019, respectively, and $0.4 million and $1.3 million for the three and nine months ended October  28, 2018, respectively. The Company’s total stock compensation expense (benefit) is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the activity in the Company’s unvested restricted stock during the nine months ended November 3, 2019 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 3, 2019	321,657	$14.29
Granted	165,730	17.70
Vested	(61,647)	18.90
Forfeited	(232,145)	12.63
Outstanding at November 3, 2019	193,595	$17.74

At November 3, 2019, the Company had unrecognized compensation expense of $2.3 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.8 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 3, 2019	February 3, 2019
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	41,111	32,765
Buildings	37,151	71,469
Vehicles	161	161
Warehouse equipment	13,798	13,051
Office equipment and furniture	45,638	36,473
Computer equipment	6,835	5,072
Software	26,189	24,939
	175,369	188,416
Accumulated depreciation and amortization	(47,895)	(34,203)
	127,474	154,213
Construction in progress	11,660	12,896
Property and equipment, net	$139,134	$167,109

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is presented in the following table:

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
(in thousands)
Net sales
Direct	$61,581	$59,827	$187,549	$186,872
Retail	58,187	46,874	168,426	130,689
Total net sales	$119,768	$106,701	$355,975	$317,561
Operating income (loss)
Direct	$(5,229)	$(8,357)	$(22,054)	$(9,362)
Retail	6,557	5,794	17,013	16,438
Total operating income (loss)	1,328	(2,563)	(5,041)	7,076
Interest expense	1,500	1,583	3,131	3,638
Other income, net	58	3	254	168
(Loss) income before income taxes	$(114)	$(4,143)	$(7,918)	$3,606

Net sales by business is presented in the following table:

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
(in thousands)
Net sales
Men's	$80,049	$72,789	$235,939	$216,143
Women's	33,758	28,459	101,673	85,244
Hard goods/other	5,961	5,453	18,363	16,174
Total net sales	$119,768	$106,701	$355,975	$317,561

Segment total assets is presented in the following table:

	November 3, 2019	February 3, 2019
(in thousands)
Direct	$286,288	$181,429
Retail	231,829	113,876
Total assets at period end	$518,117	$295,305

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	November 3, 2019	February 3, 2019
(in thousands)
Contract assets	$1,345	$895
Contract liabilities	$6,963	$8,508

The amount of revenue recognized from our beginning contract liability balance was $1.9 million and  $7.0 million in the three and nine months ended November 3, 2019, respectively.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest for the three months ended November 3, 2019 was impacted by discrete items related to stock compensation activity. The effective tax rate was 29% for the nine months ended November 3, 2019. The effective tax rate related to controlling interest for the three and nine months ended October 28, 2018 was 25% and 27%, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

13.    RECENT ACCOUNTING PRONOUNCEMENTS

During the nine months ended November 3, 2019, there have been no new recent accounting pronouncements that are of significance, or potential significance, to the Company.

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

The three and nine months of fiscal 2019 and fiscal 2018 represent our 13 and 39-week periods ended November 3, 2019 and October 28, 2018, respectively.

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

Overview

We are a growing lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own omni-channel platform. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 51.4% and 52.7% of our consolidated net sales for the three and nine months ended November 3, 2019, respectively, and 56.1% and 58.8% of our consolidated net sales for the three and nine months ended October 28, 2018, respectively. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of November 3, 2019, we operated 55 retail stores and three outlet stores. Net sales for our retail segment represented 48.6% and 47.3% of our consolidated net sales for the three and nine months ended November 3, 2019, respectively and 43.9% and 41.2% of our consolidated net sales for the three and nine months ended October 28, 2018, respectively.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 39 consecutive quarters through November 3, 2019;
•

Net sales in fiscal 2019 third quarter increased by 12.2% over the prior year third quarter to $119.8 million, and net sales in the first nine months of fiscal 2019 increased by 12.1% over the first nine months of the prior year to $356.0 million;

•

Net income  of $0.2 million in fiscal 2019 third quarter compared to the prior year third quarter net loss of $3.2 million and net loss in the first nine months of fiscal 2019 of $5.5 million compared to the prior year first nine months net income of $2.5 million.

•

Adjusted EBITDA of $7.3 million in fiscal 2019 third quarter compared to the prior year third quarter Adjusted EBITDA of $1.0 million and adjusted EBITDA in the first nine months of fiscal 2019 decreased by 4.7% over the first nine months of the prior year to $12.0 million;

•	We opened three new stores in fiscal 2019 third quarter, adding approximately 47,000 of gross square footage; and
•	Our retail stores have achieved and are expected to continue to achieve an average payback of less than two years.

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

With a focus on profitability we are pursuing several strategies to continue our growth, including building brand awareness to continue customer acquisition, continuing retail expansion at the pace described above, selectively broadening assortments in certain men’s product categories and growing our women’s business.

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

	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
(in thousands)
Direct net sales	$61,581	$59,827	$187,549	$186,872
Retail net sales	58,187	46,874	168,426	130,689
Net sales	119,768	106,701	355,975	317,561
Cost of goods sold (excluding depreciation and amortization)	54,403	45,730	164,888	138,410
Gross profit	65,365	60,971	191,087	179,151
Selling, general and administrative expenses	64,037	63,534	196,128	172,075
Operating income (loss)	1,328	(2,563)	(5,041)	7,076
Interest expense	1,500	1,583	3,131	3,638
Other income, net	58	3	254	168
(Loss) income before income taxes	(114)	(4,143)	(7,918)	3,606
Income tax (benefit) expense	(203)	(1,067)	(2,209)	913
Net income (loss)	89	(3,076)	(5,709)	2,693
Less: Net (loss) income attributable to noncontrolling interest	(93)	74	(256)	157
Net income (loss) attributable to controlling interest	$182	$(3,150)	$(5,453)	$2,536
Percentage of Net sales:
Direct net sales	51.4%	56.1%	52.7%	58.8%
Retail net sales	48.6%	43.9%	47.3%	41.2%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	45.4%	42.9%	46.3%	43.6%
Gross margin	54.6%	57.1%	53.7%	56.4%
Selling, general and administrative expenses	53.5%	59.5%	55.1%	54.2%
Operating income (loss)	1.1%	(2.4)%	(1.4)%	2.2%
Interest expense	1.3%	1.5%	0.9%	1.1%
Other income, net	-%	-%	0.1%	0.1%
(Loss) income before income taxes	(0.1)%	(3.9)%	(2.2)%	1.1%
Income tax (benefit) expense	(0.2)%	(1.0)%	(0.6)%	0.3%
Net income (loss)	0.1%	(2.9)%	(1.6)%	0.8%
Less: Net (loss) income attributable to noncontrolling interest	(0.1)%	0.1%	(0.1)%	-%
Net income (loss) attributable to controlling interest	0.2%	(3.0)%	(1.5)%	0.8%

Three Months Ended November 3, 2019 Compared to Three Months Ended October 28, 2018

Net Sales

Net sales increased $13.1 million, or 12.2%, to $119.8 million in the three months ended November 3, 2019 compared to $106.7 million in the three months ended October 28, 2018, driven by gains in both direct and retail segment of $1.8 million, or 2.9% and $11.3 million, or 24.1%, with gains across the majority of product categories and in both our men’s and women’s business. Our website visits increased 5% in the three months ended November 3, 2019 compared to the three months ended October 28, 2018.  Direct net sales growth continues to remain strong in our store markets, outpacing the growth achieved in markets without a store presence. The increase in retail net sales was driven by new stores with 58 stores as of November 3, 2019 compared to 43 stores as of October 28, 2018, partially offset by existing stores.

Gross Profit

Gross profit increased $4.4 million, or 7.2%, to $65.4 million in the three months ended November 3, 2019 compared to $61.0 million in the three months ended October 28, 2018. As a percentage of net sales, gross margin decreased 250 basis points to 54.6% of net sales in the three months ended November 3, 2019, compared to 57.1% of net sales in the three months ended October 28, 2018. The decrease in gross margin rate was primarily attributable to a decrease in product margins due to additional global promotions, coupled with recent clearance activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million, or 0.8%, to $64.0 million in the three months ended November 3, 2019 compared to $63.5 million in the three months ended October 28, 2018. Selling, general and administrative expenses as a percentage of net sales decreased 600 basis points to 53.5% in the three months ended November 3, 2019, compared to 59.5% in the three months ended October 28, 2018. The increase in selling, general and administrative expenses was attributable to an increase of $2.2 million in general and administrative expenses,  an increase of $0.9 million in selling expenses and a decrease of $2.6 million in advertising and marketing costs.

As a percentage of net sales, general and administrative expenses decreased 50 basis points to 22.1% in the three months ended November 3, 2019, compared to 22.6% in the three months ended October 28, 2018. The 50 basis point decrease was primarily attributable to leverage gained from a higher mix of retail sales.

As a percentage of net sales, selling expenses decreased 110 basis points to 15.4% in the three months ended November 3, 2019, compared to 16.5% in the three months ended October 28, 2018, primarily due to gained efficiencies at both the distribution center and call center.

As a percentage of net sales, advertising and marketing costs decreased 440 basis points to 16.0% in the three months ended November 3, 2019, compared to 20.4% in the three months ended October 28, 2018. The 440 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to lower catalog circulation and advertising leverage gained from a higher mix of retail sales.

Income Tax Benefit

Income tax benefit was $0.2 million in the three months ended November 3, 2019, compared to $1.1 million in the three months ended October 28, 2018. Our effective tax rate related to controlling interest for the three months ended November 3, 2019 was impacted by discrete items related to stock-compensation activity. Our effective tax rate related to controlling interest was 25% for the three months ended October 28, 2018.

Net income (loss)

Net income was $0.2 million, in the three months ended November 3, 2019 compared to a net loss of $3.2 million in the three months ended October 28, 2018, primarily due to the factors discussed above.

Nine Months Ended November 3, 2019 Compared to Nine Months Ended October 28, 2018

Net Sales

Net sales increased $38.4 million, or 12.1%, to $356.0 million in the nine months ended November 3, 2019 compared to $317.6 million in the nine months ended October 28, 2018, driven by an increase in both direct and retail segment of $0.7 million, or 0.4% and $37.7 million, or 28.9%, with gains across the majority of product categories and in both our men’s and women’s business. Our website visits increased 10% in the nine months ended November 3, 2019 compared to the nine months ended October 28, 2018. The increase in retail net sales was primarily attributable to the same factors discussed above for the three months ended November 3, 2019 compared to the three months ended October 28, 2018.

Gross Profit

Gross profit increased $11.9 million, or 6.7%, to $191.1 million in the nine months ended November 3, 2019 compared to $179.2 million in the nine months ended October 28, 2018. As a percentage of net sales, gross margin decreased 270 basis points to 53.7% of net sales in the nine months ended November 3, 2019, compared to 56.4% of net sales in the nine months ended October 28, 2018.  The decrease in gross margin rate was primarily attributable to a decrease in product margins due to additional clearance activity and global promotions, coupled with a slight decrease in shipping revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $24.1 million, or 14.0%, to $196.1 million in the nine months ended November 3, 2019 compared to $172.1 million in the nine months ended October 28, 2018. Selling, general and administrative expenses as a percentage of net sales increased 90 basis points to 55.1% in the nine months ended November 3, 2019, compared to 54.2% in the nine months ended October 28, 2018. The increase in selling, general and administrative expenses was attributable to an increase of $18.8 million in general and administrative expenses and $5.1 million in selling expenses.

As a percentage of net sales, general and administrative expenses increased 310 basis points to 22.9% in the nine months ended November 3, 2019, compared to 19.8% in the nine months ended October 28, 2018. The 130 basis point increase was primarily attributable to an increase in occupancy and equipment cost due to growth in the number of retail stores and an increase in depreciation expense due to investments in technology and corporate facilities.

As a percentage of net sales, selling expenses decreased 20 basis points to 15.5% in the nine months ended November 3, 2019, compared to 15.7% in the nine months ended October 28, 2018, primarily due to leverage gained from a higher mix of retail sales.

As a percentage of net sales, advertising and marketing costs decreased 200 basis points to 16.7% in the nine months ended November 3, 2019, compared to 18.7% in the nine months ended October 28, 2018. The 200 basis point decrease in advertising and marketing costs as a percentage of net sales was primarily attributable to lower catalog circulation and advertising leverage gained from a higher mix of retail sales.

Income Tax (Benefit) Expense

Income tax benefit was $2.2 million for the nine months ended November 3, 2019, compared to income tax expense of $0.9 million in the nine months ended October 28, 2018. Our effective tax rate related to controlling interest was 29% for the nine months ended November 3, 2019, which benefited from current quarter discrete items, compared to 27% for the nine months ended October 28, 2018.

Net (Loss) Income

Net loss was $5.5 million, in the nine months ended November 3, 2019 compared to net income of $2.5 million in the nine months ended October 28, 2018, primarily due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended

	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
(in thousands)
Net income (loss)	$89	$(3,076)	$(5,709)	$2,693
Depreciation and amortization	6,529	3,118	15,934	8,187
Interest expense	1,500	1,583	3,131	3,638
Amortization of build-to-suit operating leases capital contribution	94	—	573	—
Income tax (benefit) expense	(203)	(1,067)	(2,209)	913
EBITDA	$8,009	$558	$11,720	$15,431
Stock based compensation	(747)	447	282	1,305
Adjusted EBITDA	$7,262	$1,005	$12,002	$16,736

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $6.3 million to $7.3 million in the three months ended November 3, 2019 compared to $1.0 million in the three months ended October 28, 2018. As a percentage of net sales, Adjusted EBITDA increased 520 basis points to 6.1% of net sales in the three months ended November 3, 2019 compared to 0.9% of net sales in the three months ended October 28, 2018.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $4.7 million to $12.0 million in the nine months ended November 3, 2019 compared to $16.7 million in the nine months ended October 28, 2018. As a percentage of net sales, Adjusted EBITDA decreased 190 basis points to 3.4% of net sales in the nine months ended November 3, 2019 compared to 5.3% of net sales in the nine months ended October 28, 2018.

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

We expect to spend approximately $38.0 million in fiscal 2019 on capital expenditures, including a total of approximately $30.0 million to $32.0 million for new retail store expansion and remodels. We expect capital expenditures of approximately $2.0 million and starting inventory of $0.5 million to open a new store. At November 3, 2019, our net working capital was $108.7 million, including $2.2 million of cash. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our revolving line of credit will be sufficient to cover working capital requirements and anticipated capital expenditures and for funding our growth strategy for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	November 3, 2019	October 28, 2018
(in thousands)
Net cash used in operating activities	$(47,624)	$(23,502)
Net cash used in investing activities	(24,541)	(46,317)
Net cash provided by financing activities	73,043	65,929
Increase (decrease) in cash and restricted cash	$878	$(3,890)

Net Cash used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in assets and liabilities.

While our cash flows from operations for the nine months ended November 3, 2019 is negative, primarily driven by the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2019 to be positive from operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the nine months ended November 3, 2019, net cash used in operating activities was $47.6 million, which primarily consisted of cash used in operating assets and liabilities of $57.2 million, net loss of $5.7 million, non-cash depreciation and amortization of $15.9 million and stock based compensation of $0.3 million. The cash used in operating assets and liabilities of $57.2 million primarily consisted of a $85.4 million increase in inventory, primarily due to the building of inventory for our peak season and an increase in the number of retail stores,  partially offset by a $29.9 million increase in trade accounts payable due to timing of payments.

For the nine months ended October 28, 2018, net cash used in operating activities was $23.5 million, which consisted of net income of $2.7 million, non-cash depreciation and amortization of $8.2 million and stock based compensation of $1.3 million, offset by cash used in operating assets and liabilities of $35.5 million. The cash used in operating assets and liabilities of $35.5 million primarily consisted of a $44.8 million increase in inventory, primarily due to our sales increase and inventory for the opening of new retail stores during fiscal 2018 and our peak season, which was partially offset by an increase of $19.1 million in trade accounts payable primarily due to timing of payments and an increase of $7.1 million in accrued expenses and deferred rent obligations.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings, information technology and enhancements for our distribution and corporate facilities.

For the nine months ended November 3, 2019, net cash used in investing activities was $24.5 million and was primarily driven by capital expenditures of $20.9 million for new retail stores and retail store build-out, as well as investments in information technology, and $3.7 million of capital contributions towards our build-to-suit stores.

For the nine months ended October 28, 2018, net cash used in investing activities was $46.3 million and was primarily driven by capital expenditures of $45.9 million for new retail store build-out, as well as investments in information technology.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as proceeds from finance lease obligations and principal payments on long term debt by our consolidated variable interest entity TRI Holdings, LLC (“TRI”).

For the nine months ended November 3, 2019, net cash provided by financing activities was $73.0 million, primarily consisting of proceeds of $53.9 million, net from our revolving line of credit and proceeds of $20.0 million from our term loan to fund working capital.

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

As of November 3, 2019 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above and expects to be in compliance for the remainder of fiscal 2019.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2018 Form 10-K. See Note 3 “Debt and Line of Credit,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to borrowings under our credit agreement.

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

During the nine months ended November 3, 2019, management has evaluated the design and operating effectiveness of internal controls over financial reporting and has taken the following steps to remediate the identified material weakness:

•	Hired additional resources and reallocated existing resources to help ensure proper designing and implementing of effective internal control activities; and
•	Further automated and enhanced the reconciliation process controls and procedures to help ensure accounts were reconciled and reviewed timely.

During the nine months ended November 3, 2019, management tested the remediated controls related to the material weakness described above for a sufficient period of time, and management has concluded, through testing, that as of the nine months ended November 3, 2019, these controls were operating effectively. Therefore, management has concluded that the material weakness previously identified in the Company’s internal control over financial reporting has been remediated at November 3, 2019.

Regardless of the previously identified and now remediated material weakness, management has concluded that the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the periods presented, in conformity with U.S. GAAP.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended November 3, 2019, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the quarter ended November 3, 2019.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
August 5 - September 1, 2019	78	$11.62	—	$—
September 2 - October 6, 2019	46	9.55	—	—
October 7 - November 3, 2019	—	—	—	—
Total	124	$10.59	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2019
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ MICHAEL MURPHY
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)