Form 10-K
period 2020-02-02
DULUTH HOLDINGS INC.
filed 2020-03-20
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 001-37641

DULUTH HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1564801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 East Front Street, Mount Horeb, Wisconsin	53572
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (608) 424-1544

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B Common Stock, No Par Value	DLTH	NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $129.6 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (August 4, 2019).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of March  16, 2020, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of March 16, 2020 was 29,359,910.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of February 2, 2020 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to maintain and enhance a strong brand image;
•	our ability to successfully open new stores;
•	effectively adapting to new challenges associated with our expansion into new geographic markets;
•	generating adequate cash from our existing stores to support our growth;
•	the impact of changes in corporate tax regulations and sales tax;
•	identifying and responding to new and changing customer preferences;
•	containing the increase in the cost of mailing catalogs, paper and printing;
•	the success of the locations in which our stores are located;
•	our ability to attract customers in the various retail venues and locations in which our stores are located;
•	adapting to declines in consumer confidence and decreases in consumer spending;
•	competing effectively in an environment of intense competition;
•	our ability to adapt to significant changes in sales due to the seasonality of our business;
•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;
•	natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events;
•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•	increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment;
•	the susceptibility of the price and availability of our merchandise to international trade conditions;
•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;
•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;
•	disruptions in our supply chain and distribution centers;
•	our inability to protect our trademarks or other intellectual property rights;
•	infringement on the intellectual property of third parties;
•	acts of war, terrorism or civil unrest;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;
•	changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods;

•	our ability to secure the personal and/or financial information of our customers and comply with the security standards for the credit card industry; and
•	our failure to maintain adequate internal controls over our financial and management systems.

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

The following discussion contains references to fiscal years 2019, 2018 and 2017, which refer to our fiscal years ended February 2, 2020, February 3, 2019, and January 28, 2018, respectively. Fiscal years 2019, 2018, and 2017 were 52-week, 53-week, and 52-week periods, respectively.

In fiscal 2019, we opened a total of 15 retail stores adding approximately 215,000 gross square feet to our stores.

Duluth Trading is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own channels. We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck NakedTM underwear and Fire Hose® work pants, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a heritage in workwear that transcends tradesmen and appeals to a broad demographic of men and women for everyday and on-the-job use. We believe the foundation of our success is our culture of “poking average in the eye” by seeing things for what they could be and should be and finding a way to make them exactly that, and we like to do it all with a big, toothy grin.

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

To protect the integrity of the Duluth Trading brand, we offer our products exclusively through our omnichannel distribution network, consisting of our website, catalogs and retail stores. This model creates multiple touch points with our customers and enables us to control both our Duluth Trading brand expression and the pricing of our products. Our distribution strategy eliminates the need to sell through third-party retailers, allowing us to focus on our core competencies of product development, storytelling and serving customers. Our direct segment, consisting of our website and catalogs, offers products nationwide. In 2010, we added retail to our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and, as of February 2, 2020, we operated 58 retail stores and three outlet stores.

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

From what began as an idea aimed at those working in the building trades, Duluth Trading has become a  widely recognized brand and proprietary line of innovative and functional apparel and gear. We have created strong brand awareness, built a loyal customer base and generated robust sales momentum. We have done so by sticking to our roots of “there’s gotta be a better way” and through our relentless focus on providing our customer with quality, functional products.

Our Growth Strategies

Our goal is to expand the reach of the Duluth Trading brand, using strategies that will further drive growth and profitability:

•

Building Brand Awareness to Continue Customer Acquisition. We are a growing lifestyle brand and have built strong brand awareness and successfully acquired customers over multiple years. As a relatively young brand, we believe that we have a significant opportunity to build even greater brand awareness. We plan to introduce potential customers to our brand through our national television and digital advertising campaigns, retail stores and catalogs. We have made significant investments in marketing to build brand awareness among our potential customers and expect to achieve leverage from these investments as our business continues to grow.

•

Growing Sales in New and Existing Store Markets. Based on our experience to date, we believe the combination of our direct and retail channels in an individual geographic market substantially increases the net sales and customer acquisition potential in that market. For example, since opening our retail stores in the Minneapolis-St. Paul metropolitan area, our direct segment net sales in that area have continued to grow. Additionally, we believe our retail stores provide ancillary marketing benefits by giving new and existing customers a destination to experience our brand. We believe that our customers’ desire to shop in stores, combined with the number of potential markets for our retail stores and the compelling unit economics of our existing retail stores, provide us with the opportunity to selectively grow our U.S. retail presence. We have executed six new store leases four of which are for stores to be opened in fiscal 2020 and will assess additional opportunities for new stores as presented. Our existing retail stores have been profitable in both metropolitan and rural locations across multiple markets and have achieved an average payback of less than two years. Once we begin to return to normal retail operations our top priority efforts will be to drive awareness of and traffic to our stores with total market growth being our key success. Key drivers of our retail stores will include fresh assortments each season, targeted marketing and a more personalized web and store experience. We plan to continue building our organization and investing in software systems and operational infrastructure to support the growth in our retail segment.

•

Broadening Assortments in Certain Men’s Product Categories. We believe there is an opportunity to grow our men’s business by selectively broadening our assortment in certain product categories that exhibit high growth potential and resonate with the lifestyle of our core men’s customers, such as our Duluth-built business wear, outerwear and footwear. Through product introductions that expand seasonality, occasions for wear and opening price points, we believe we can grow our share of closet with new and existing men’s customers.

•

Growing Our Women’s Business. Since launching in 2005, our women’s business has grown significantly to represent approximately 26% of our net sales in fiscal 2019. We believe that we have a significant opportunity to continue to grow our women’s business through customer acquisition, and we plan to continue to leverage all of our marketing channels, including national television and digital advertising, retail stores and our catalogs to do so. We expect that our women’s business will continue to represent an increasing portion of our net sales, and accordingly, we are allocating a higher percentage of our total advertising budget to the women’s business. We believe that as our retail footprint expands, our women’s business will continue to grow based on our current customers’ shopping patterns. While the core of our women’s product assortment will continue to consist of solution-based apparel that fits the Modern, Self-Reliant American Lifestyle, we plan to selectively expand our product offering to appeal to a wider range of female customers.

Our Sales Channels

Our omnichannel business strategy allows our sales channels to work in synergy to seamlessly deliver a consistent brand experience to the customer, including consistent marketing, pricing and product presentation. All sales channels are fully integrated, including stores, website, catalogs and customer contact centers. Our marketing campaigns and technology advancements are designed to generate demand for our omnichannel business rather than separate sales channels. Store sales are primarily fulfilled from that store’s inventory, but may also be shipped from any of our fulfillment centers or from a different store location if an item is not available at the original store. Website and catalog orders are primarily shipped to our customer through our fulfillment centers, but may also be shipped from a different store location if an item is not available in a distribution center or customers can view in-store inventory from our website and can choose store pick up through our Buy-Online-Pickup-In-Store program. In addition, website orders can be returned at store locations. As customers continue to utilize multiple sales channels, we have and will continue to adapt our approach to meet that demand. We sell our products exclusively through our direct and retail channels, giving us complete control of our brand presentation as well as direct interaction with the customer.

Direct Segment

Our direct channel, which comprised approximately 57% of our fiscal 2019 net sales, reaches customers nationwide through our website and catalogs.

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

Retail Segment

As of February 2, 2020 we operated 58 retail stores and three outlet stores. Our existing stores have been profitable in both metropolitan and rural locations. Our retail stores allow us to reach customers who prefer to shop in a brick and mortar setting and give new and existing customers the opportunity to touch and feel our innovative products before making a purchase decision. Our product offering includes men’s and women’s apparel, intimates, footwear, accessories and hardgoods. Our stores typically range in size from approximately 6,000 to 15,000 square feet of selling space. Our retail stores also provide ancillary marketing benefits, such as brand visibility in high traffic areas.

Retail Store Environment

Our retail stores are designed to bring our brand to life by creating a unique and entertaining experience, including engaging sales associates, a compelling and complete product assortment, custom made fixtures to fit our brand, free wireless Internet and complimentary coffee and water. We also showcase unique attractions at each retail store that celebrate the heritage of the local area, such as the tool museum in our Mt. Horeb, Wisconsin store and the “Exploded Tractor” exhibit in our Ankeny, Iowa store. We believe these local community elements help promote customer loyalty and drive repeat purchases.

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

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	$ Change	% Change
(in thousands)
Men's	$419,122	$395,536	$23,586	6.0%
Women's	162,816	141,244	21,572	15.3%
Hard goods/other	33,686	31,322	2,364	7.5%
Total net sales	$615,624	$568,102	$47,522	8.4%

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

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors. In fiscal 2019, 54% of our purchases came from our largest supplier, an agent partner in Hong Kong who manages multiple factories across Asia, including Cambodia, China, Indonesia and Vietnam. Approximately 12% of our purchases in fiscal 2019 came from our second largest supplier, which is based in Thailand. We believe sourcing inventory through these agents allows us to leverage the agent’s purchasing power with multiple factories, as well as transportation and logistics capabilities, allowing our internal team to focus on our core competencies of product development, storytelling and serving customers, rather than factory and mill management or logistics.

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

Distribution Centers

Our distribution centers are currently located across the United States in order to minimize transit times to our customers. We operate two distribution centers located in Belleville, Wisconsin and Dubuque, Iowa. The approximate square footage of each facility is included in Item 2 of Part I of this report. We also contract with two third-party logistics (“3PLs”) centers in Sparks, Nevada and Carlisle, Pennsylvania. Orders are generally assigned to the distribution center closest to the customer’s ship-to location. We believe our current distribution network will allow us to substantially improve delivery times to key customer concentrations in the Eastern and Western United States and is well-positioned to provide sufficient capacity to support our planned continued growth for the foreseeable future.

Returns Center

We currently lease a warehouse space located in Verona, Wisconsin. The approximate square footage is included in Item 2 of Part I of this report. Our returns center handles the majority of direct sales returns.

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

We recently implemented a new order management system and E-commerce website. Our new order management system allows us to manage inventory cost and pricing, and seamlessly process customer orders across all channels. It will also provide us with flexible pricing and promotions to satisfy our customers’ needs. The new E-commerce website allows us to provide our customers with a reliable and secure channel to shop our products. This allows us to comfortably scale to meet our anticipated customer demands.

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

Intellectual Property

Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office, trademark offices in other jurisdictions, or exist under common law in the United States and other jurisdictions. The “Duluth Trading Co” trade name and trademark is used both in the United States and internationally and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are Alaskan Hardgear®, Armachillo®, Ballroom®, Cab Commander®, Crouch Gusset®, Dry on the Fly®, Duluth Trading Co®, Duluthflex®, Fire Hose®, Longtail T®, No Polo Shirt®, No Yank® and Wild Boar Mocs®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including “duluthtrading.com.”

Employees

As of February 2, 2020, we employed 941 full-time and 2,063 part-time and flexible part-time employees, 1,810 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

Our business experiences seasonal fluctuations. Our net sales and net income are generally highest in the fourth fiscal quarter, which includes the holiday sales period. The following table presents net sales and net income for the fourth quarter as a percentage of the fiscal year.

	4Q	4Q Net Sales	4Q	4Q Net Income
Fiscal Year	Net Sales	% of Fiscal year	Net Income	% of Fiscal Year
(in thousands)
2019	$259,649	42.2%	$24,375	128.8%
2018	$250,541	44.1%	$20,620	89.0%
2017	$217,805	46.2%	$19,528	83.6%

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

Additional Information

The outbreak of the coronavirus (“COVID-19”) continues to grow both in the U.S. and globally, and related government and private sector responsive actions are adversely affecting our business operations. As of March 19, 2020, we have closed eight stores and are actively evaluating additional closures and will fully comply with all federal, state and local regulations. In response to this impact on our business and potential of prolonged declines in consumer spending, the Company is currently evaluating and executing strategies to curtail expenses and capital spending, including, but not limited to restricting 2020 new stores to those with previously executed leases, extending capacity in the Company’s bank line of credit, if needed, have drawn an additional $30 million on our delayed draw term loan and have delayed certain non-essential technology projects. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

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

Risks Related To Our Business

The recent Coronavirus outbreak has been declared a pandemic by the World Health Organization and recently has spread to the United States and many other parts of the world and may continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The outbreak of the Coronavirus (“COVID-19”) continues to grow both in the U.S. and globally, and related government and private sector responsive actions may continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which may continue to adversely affect traffic to our stores, results in further reduced store hours or result in store closures. Ongoing significant reductions in customer visits to, and spending at, our stores caused by COVID-19 would result in further loss of sales and profits and other material adverse effects. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

If the COVID-19 outbreak continues and persists for an extended period of time, we expect there will be significant and material disruptions to our supply chain and operations, and delays in the manufacturing and shipment of our products, which may then have a material adverse effect on our business and results of operations.

These and other potential impacts of COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

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

•	increases in shipping, labor, fuel, travel and other transportation costs;
•	the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties;
•	transportation delays and interruptions, including due to the failure of suppliers or distributors to comply with import regulations;
•	political instability and acts of terrorism; and
•	the occurrence of a natural disaster, unusual weather conditions, or prolonged public health crises, epidemics or pandemics in foreign countries from which we source our products.

The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, or impact our ability to deliver to our customers. For example, the recent outbreak of COVID-19 has led to work and travel restrictions as well as temporary closure of production and logistics constraints due to workforce availability. If the COVID-19 outbreak continues and persists for an extended period of time, there may be significant and material disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products, which may then have a material adverse effect on our business and results of operations.

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

The level of customer traffic and volume of customer purchases through our direct channel is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our products. If we are unable to maintain and increase customers’ use of our e-commerce platform, including our website, and the volume of purchases decline, our business and results of operations could be adversely affected.

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

Catalog mailings and promotional mailings are key aspects of our business and increases in costs relating to postage, paper and printing would increase these costs and could reduce our profitability to the extent that we are unable to offset such increases by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems or by using alternative direct-mail formats.

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

The borrowings under our revolving credit facility typically peak during our third or fourth fiscal quarter.

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

Our products are sourced through third-party purchasing agents and a variety of domestic and international suppliers. If these suppliers are unable or unwilling to provide the products or services that we require or materially increase their costs, our ability to offer and deliver our products on a timely and profitable basis could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. We do not have written agreements with our top suppliers, and we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect. Furthermore, if any of our significant suppliers were to become subject to bankruptcy, receivership or similar proceedings, customs actions, or other legal actions, we may be unable to arrange for alternate or replacement relationships on terms as favorable as our current terms, which could adversely affect our sales and operating results.

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

As a result of holiday sales, inventories, accounts payable and borrowings under our revolving line of credit typically reach their highest levels in October or November of each year (other than as a result of cash flow provided by or used in investing and financing activities). Inventories, accounts payable and borrowings under our revolving line of credit then typically decline steadily during the holiday season, resulting in our cash typically reaching its highest level, and borrowings under our revolving line of credit reaching their lowest level, as of December 31 of each year.

If our independent suppliers do not use ethical business practices or comply with applicable regulations and laws, our reputation could be materially harmed and our business and results of operations may be adversely affected.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Wisconsin, Iowa,  Nevada and Pennsylvania. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health pandemics, such as the ongoing COVID-19 outbreak or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center or at points of export or import, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

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

Our Class A common stock has ten votes per share, and our Class B common stock has one vote per share. Given the greater number of votes per share attributed to our Class A common stock, our Executive Chairman and Chief Executive Officer, Stephen L. Schlecht, who is our only Class A shareholder, beneficially owns shares representing more than 50% of the voting power of our outstanding capital stock. As a result of our dual class ownership structure, Mr. Schlecht will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. Mr. Schlecht together with our other executive officers, directors and their affiliates, owns shares representing the majority of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, these shareholders will be able to control elections of directors, amendments of our articles of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class B common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of February 2, 2020 (except as noted).

Location	Number of Stores	Primary Use	Gross Sq Ft	Leased/Owned
Retail Segment
North East
Connecticut	1	Store	9,792	Leased
Maine	1	Store	12,951	Leased
Massachusetts	1	Store	16,360	Leased
New Jersey	1	Store	13,300	Leased
Pennsylvania	2	Store	34,945	Leased
Rhode Island	1	Store	14,528	Leased
Midwest
Illinois	2	Store	28,410	Leased
Indiana	1	Store	14,557	Leased
Iowa	1	Store	12,249	Leased
Kansas	1	Store	15,385	Leased
Michigan	3	Store	45,588	Leased
Minnesota	5	Store	63,563	Leased
Missouri	2	Store	27,692	Leased
Nebraska	1	Store	20,801	Leased
North Dakota	1	Store	14,557	Leased
Ohio	4	Store	58,420	Leased
South Dakota	1	Store	9,166	Leased
Wisconsin	4	Store	53,646	Leased
South
Alabama	2	Store	31,312	Leased
Arkansas	1	Store	15,656	Leased
Florida	1	Store	14,557	Leased
Georgia	1	Store	20,041	Leased
Kentucky	1	Store	15,456	Leased
North Carolina	2	Store	41,672	Leased
Oklahoma	1	Store	15,536	Leased
Tennessee	2	Store	27,325	Leased
Texas	6	Store	92,212	Leased
Virginia	1	Store	15,000	Leased
West
Alaska	1	Store	25,409	Leased
Colorado	3	Store	52,840	Leased
Oregon	1	Store	19,075	Leased
Utah	1	Store	15,602	Leased
Washington	1	Store	15,656	Leased
Leased to Open New Store
Short Pump, VA1		Store	16,828	Leased
Springfield, OR		Store	20,388	Leased
Orland Park, IL		Store	10,000	Leased
Florence, KY		Store	11,441	Leased
Roseville, CA2		Store	15,000	Leased
Cherry Hill, NJ2		Store	11,441	Leased
Direct Segment
Mount Horeb, WI		Corporate headquarters	108,000	Leased
Belleville, WI		Distribution center	220,000	Owned
Dubuque, IA		Distribution center	220,685	Leased
Verona, WI		Returns center	38,687	Leased
Mount Horeb, WI		Photo Studio	7,000	Leased
Direct/Retail
Belleville, WI		Outlet store and call center	17,890	Owned
Oshkosh, WI		Outlet store and call center	12,777	Leased
Redwing, MN		Outlet store and call center	15,560	Leased
[1]Opened March 2020
2To open in fiscal 2021

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

Not applicable.

Information about our Executive Officers

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, except as disclosed below, arrangements or understandings between any officer and any other person pursuant to which the officer was selected. The information presented below is as of March 19, 2020.

Name	Age	Office
Stephen L. Schlecht	72

Mr. Schlecht is the founder of our Company and has served as Executive Chairman of the Board since February 2015 and as Chief Executive Officer since August 2019. Mr. Schlecht has served on our board of directors since our founding in 1986. Mr. Schlecht previously served as our Chief Executive Officer from February 2003 to February 2015, as President from February 2003 to February 2012 and as President and Chief Executive Officer of GEMPLER’S, Inc., which he founded in 1986, until February 2003. Mr. Schlecht holds a B.S.B.A. degree and an M.B.A. from Northwestern University. Mr. Schlecht has over 49 years of experience in the direct marketing and retail industries and has extensive leadership experience and strategic vision. Mr. Schlecht is the father of Richard W Schlecht, our Senior Vice President of Product Development, Visual Merchandise and Creative.

David Loretta	52

Mr. Loretta has been our Chief Financial Officer since July 2017. Mr. Loretta previously served four years as President and Chief Financial Officer of Nordstrom Bank and led all financial and operating functions of their proprietary card operations. During his tenure, Mr. Loretta was responsible for financial reporting, budgeting, forecasting and long-range strategic planning as well as operational leadership. Previously at Nordstrom, Inc., he served as corporate Vice President and Treasurer overseeing treasury, investor relations and corporate development. Before his 13 years with Nordstrom, Mr. Loretta was Director of Planning and Analysis for Restoration Hardware, Inc., where he developed a companywide budgeting, forecasting and reporting process for the retail stores, catalog direct mail and e-commerce. Following his time at Nordstrom, Mr. Loretta launched and operated his own company, Pacific Time, LLC, a unique food and beverage business, from 2014 to 2016. Mr. Loretta holds a B.A. in Business Economics from the University of California, Riverside and earned an MBA from San Diego State University.

Allen L. Dittrich	65

Mr. Dittrich has served as our Senior Vice President and Chief Merchandising and Marketing Officer since October 2019 and previously served as our Chief Operating Officer from October 2018 to October 2019, and Senior Vice President of Omnichannel Customer Experience and Operations from February 2015 to October 2018. He previously served as Senior Vice President of Retail at Allen-Edmonds Shoe Corporation from November 2009 until February 2015. Mr. Dittrich holds a B.A. degree in Business Administration and Marketing from Winona State University. Mr. Dittrich has held multiple senior executive roles and has over 42 years of experience in the direct marketing and retail industries.

Christopher M. Teufel	51

Mr. Teufel has served as our Senior Vice President of Information Technology and Logistics and Chief Information Officer since February 2020 and previously served as our Vice President of Information Technology and Logistics and Chief Information Officer from April 2019 to February 2020, and Vice President of Information Technology and Chief Information Officer from October 2017 to April 2019. Mr. Teufel previously served as Vice President of Digital Operations for Neiman Marcus from March 2016 to October 2017. Mr. Teufel has also previously served as Vice President and Senior Director of Technology at Nordstrom from 2001 to April 2016. Mr. Teufel holds a B.S. in Accounting from the Daniels College of Business at the University of Denver.

David S. Homolka	53

Mr. Homolka has served as our Senior Vice President of Human Resources, Retail Store Operations and Contact Center Operations since February 2020 and previously served as our Vice President of Human Resources, Store Operations and Asset Protection from January 2019 to February 2020, and Vice President of Human Resources from February 2017 to January 2019. Mr. Homolka previously served as Chief Property and Design Officer and Vice President of Real Estate, Store Design and Construction at Cabela’s from October 2015 to February 2017 and Vice President of Human Resources and Asset Protection from January 2012 to October 2015.

Richard W. Schlecht	39

Mr. Schlecht has served as our Senior Vice President of Product Development, Visual Merchandise and Creative since February 2020 and has previously served as our Vice President of Product Development from March 2016 to February 2020 and Director of Product Development from September 2013 to March 2016. Mr. Schlecht holds a B.S.B.A. with a minor in Statistics from Denver University. Mr. Schlecht is the son of Stephen L. Schlecht, our Executive Chairman and Chief Executive Officer.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Listing and Trading

Our Class B common stock is traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015. Our Class A common stock is neither listed nor traded on an exchange.

Shareholders of Record

As of March 18, 2020, there were approximately 46 holders of record based upon data provided by our transfer agent, one of whom is the sole holder of our Class A common stock and 45 of whom are holders of our Class B common stock. We believe the number of beneficial holders of the Company’s Class B common stock is in excess of this amount.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and information contained in other sections included elsewhere in this annual report, particularly, “Risk Factors,” and “Business.” This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See “Forward-Looking Statements.” These forward-looking statements are subject to numerous risks and uncertainties, including those described under “Risk Factors.” Our actual results could differ materially from those suggested or implied by any forward-looking statements.

Management’s discussion focuses on fiscal 2019 results compared to fiscal 2018. Fiscal year 2019 was a 52-week period and fiscal year 2018 was a 53-week period. For a discussion of fiscal 2018 results compared to fiscal 2017, refer to the Company’s Annual Report on Form 10-K for the year ended February 3, 2019.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own direct and retail channels. The direct segment, consisting of our website and catalogs, offers products nationwide and represented 56.9% of our fiscal 2019 consolidated net sales, compared to 61.7% in fiscal 2018. In 2010, we added retail to our omni-channel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of February 2, 2020, we operated 58 retail stores and three outlet stores. Net sales for our retail segment represented 43.1% of our fiscal 2019 consolidated net sales, compared to 38.3% in fiscal 2018. In fiscal 2019, we opened a total of 15 retail stores, adding approximately 215,000 gross square feet to our stores.

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

A summary of our financial results is as follows:

•	Net sales have increased year-over-year for 40 consecutive quarters through February 2, 2020;
•	Net sales in fiscal 2019 increased by 8.4% over the prior year to $615.6 million;
•	Net income in fiscal 2019 decreased compared to the prior year to $18.9 million;
•	Adjusted EBITDA in fiscal 2019 was flat compared to the prior year at $51.9 million; and
•	Our retail stores have achieved an average payback of less than two years.

We expect that the pace of capital outlays will moderate in 2020 as we rebalance our business model to focus driving greater long-term returns on the capital invested and growing our operating earnings and positive free cash flow. We plan to continue opening stores in new markets, but will plan for expanding square footage by 30% to 40% less than we have over the last 3 years. We believe the capital deployed for systems and infrastructure will also moderate as much of the investments needed to scale and support our business is in place now. As such, the expense associated with these investments is fixed and should allow for greater operating leverage in net earnings.

See “Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

We are pursuing several strategies to continue our profitable growth, including building brand awareness to continue customer acquisition, continuing retail expansion, selectively broadening assortments in certain men’s product categories and growing our women’s business.

The outbreak of the coronavirus (“COVID-19”) continues to grow both in the U.S. and globally, and related government and private sector responsive actions are adversely affecting our business operations. As of March 19, 2020, we have closed eight stores and are actively evaluating additional closures and will fully comply with all federal, state and local regulations. In response to this impact on our business and potential of prolonged declines in consumer spending, the Company is currently evaluating and executing strategies to curtail expenses and capital spending, including, but not limited to restricting 2020 new stores to those with previously executed leases, extending capacity in the Company’s bank line of credit, if needed, have drawn an additional $30 million on our delayed draw term loan and have delayed certain non-essential technology projects. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results.

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Direct sales are recognized upon shipment to a customer, while retail sales are recognized at the point of sale. We also use net sales as one of the key financial metrics we measure against in determining our annual bonus compensation for our employees.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll-related expenses and occupancy expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. They also include marketing expense, which primarily includes television advertising, catalog production, digital marketing, mailing and print advertising costs, as well as all logistics costs associated with shipping product to our customers, consulting and software expenses and professional services fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower-volume quarters and lower in higher-volume quarters because a portion of the costs are relatively fixed.

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are occupancy, depreciation, marketing, and payroll expenses. While we expect these expenses to increase as we continue to open new stores, increase brand awareness and grow our organization to support our growing business, we believe these expenses will decrease as a percentage of sales over time.

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

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	February 2, 2020	February 3, 2019
(in thousands)
Direct net sales	$350,371	$350,638
Retail net sales	265,253	217,464
Net sales	615,624	568,102
Cost of goods sold (excluding depreciation and amortization)	287,475	257,700
Gross profit	328,149	310,402
Selling, general and administrative expenses	300,041	273,221
Operating income	28,108	37,181
Interest expense	4,471	5,949
Other income, net	291	383
Income before income taxes	23,928	31,615
Income tax expense	5,429	8,450
Net income	18,499	23,165
Less: Net (loss) income attributable to noncontrolling interest	(422)	9
Net income attributable to controlling interest	$18,921	$23,156
Percentage of Net sales:
Direct net sales	56.9%	61.7%
Retail net sales	43.1%	38.3%
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	46.7%	45.4%
Gross profit	53.3%	54.6%
Selling, general and administrative expenses	48.7%	48.1%
Operating income	4.6%	6.5%
Interest expense	0.7%	1.0%
Other income, net	—%	0.1%
Income before income taxes	3.9%	5.6%
Income tax expense	0.9%	1.5%
Net income	3.0%	4.1%
Less: Net (loss) income attributable to noncontrolling interest	—%	—%
Net income attributable to controlling interest	3.1%	4.1%

Fiscal 2019 Compared to Fiscal 2018

Net Sales

Net sales increased $47.5 million, or 8.4%, to $615.6 million in fiscal 2019 compared to $568.1 million in fiscal 2018. The $47.5 million increase was attributable to a $47.8 million, or 22.0%, increase in retail segment net sales partially offset by a $0.3 million, or 0.1%, decrease in direct segment net sales. The inclusion of the 53rd week in fiscal 2018 amounted to an additional $7.7 million of net sales.

The growth in our retail segment net sales during fiscal 2019 was due to the opening of 15 new stores since the prior comparable period, partially offset by a decline in existing store sales.

Gross Profit

Gross profit increased $17.7 million, or 5.7%, to $328.1 million in fiscal 2019 compared to $310.4 million in fiscal 2018. As a percentage of net sales, gross margin decreased to 53.3% of net sales in fiscal 2019 compared to 54.6% of net sales in fiscal 2018.  The decrease in gross margin rate was primarily driven by additional global promotions and clearance activity throughout the first three quarters of the year. Gross margin did begin to stabilize in the fourth quarter of fiscal 2019 and exceeded the margins from the fourth quarter of fiscal 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.8 million, or 9.8%, to $300.0 million in fiscal 2019 compared to $273.2 million in fiscal 2018. Selling, general and administrative expenses as a percentage of net sales increased in fiscal 2019 to 48.7% of net sales, compared to 48.1% of net sales for fiscal 2018.

The increase in selling, general and administrative expenses was primarily due to increased occupancy, equipment and personnel costs to support the growth in the number of retail stores along with increased depreciation expense for investments in technology and corporate facilities. The increase in selling, general and administrative as a percentage of net sales was primarily due to increased depreciation expenses for investments in technology, partially offset by reduced catalog spend, improved shipping rates and efficiencies gained at the distribution centers and call center. Contributing to these efficiency gains was leasing a 220,685 square foot distribution center in Dubuque, IA during fiscal 2019, allowing the Company to lessen its reliance on more costly third-party logistics companies during the peak season.

Interest Expense

Interest expense decreased $1.5 million to $4.5 million in fiscal 2019 compared to $6.0 million in fiscal 2018. The decrease in interest expense was primarily attributable to certain build-to-suit leases being classified as operating leases due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ACS 842”). See Note 3 “Leases,” included in this Annual Report on Form 10-K for further information.

Income Taxes

Our effective tax rate related to controlling interest was 22.3% and 26.7% in fiscal 2019 and fiscal 2018, respectively. The decrease in the year-over-year effective tax rate is primarily due to recognizing $0.7 million in research and development tax credits from fiscal 2018, fiscal 2017 and fiscal 2016.

Net Income

Net income was $18.9 million in fiscal 2019 compared to $23.2 million in fiscal 2018, primarily due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table represents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Fiscal Year Ended
	February 2, 2020	February 3, 2019
(in thousands)
Net income	$18,499	$23,165
Depreciation and amortization	22,083	12,594
Interest expense	4,471	5,949
Amortization of build-to-suit operating leases capital contribution	784	—
Income tax expense	5,429	8,450
EBITDA	51,266	50,158
Stock based compensation	647	1,668
Adjusted EBITDA	$51,913	$51,826

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA was flat compared to the prior year at $51.9 million. As a percentage of net sales, Adjusted EBITDA decreased to 8.4% of net sales in fiscal 2019 compared to 9.1% of net sales in fiscal 2018.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. On May 17, 2018, we entered into a credit facility which provides for borrowings of up to $80.0 million on a revolving line of credit and an additional $50.0 million in a delayed draw term loan. The $80.0 million revolving line of credit matures on May 17, 2023 and we have the option to draw in various amounts on the $50.0 million term loan through May 16, 2020, with a maturity on May 17, 2023. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities.

We have executed six new store leases four of which are for stores to be opened in fiscal 2020. At February 2, 2020, our working capital was $83.4 million, which includes cash of $0.5 million. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	February 2, 2020	February 3, 2019
(in thousands)
Net cash provided by operating activities	$6,696	$31,095
Net cash used in investing activities	(30,687)	(53,735)
Net cash provided by financing activities	21,495	18,642
Decrease in cash and restricted cash	$(2,496)	$(3,998)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, loss on disposal of property, equipment and other assets, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2019, net cash provided by operating activities was $6.7 million, which consisted of net income of $18.5 million, non-cash depreciation and amortization of $22.1 million, amortization of stock-based compensation of $0.6 million and deferred income taxes of $1.2 million, offset by cash used in operating assets and liabilities of $33.4 million. The cash used in operating assets and liabilities of $33.4 million primarily consisted of a $50.2 million increase in inventory due to growth and supply of inventory for our new retail stores in the first quarter of fiscal 2019,  which was partially offset by a $5.4 decrease in prepaid expenses, coupled with a $3.2 million increase in income taxes payable and a $7.6 million increase in trade accounts payable. The increase in trade accounts payable was primarily due to an increase in inventory and timing of payments.

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

For fiscal 2019, net cash used in investing activities was $30.7 million, primarily driven by capital expenditures of $24.4 million, due mainly to the opening of 15 new stores, as well as investments in information technology and $6.3 million of capital contributions towards our build-to-suit stores.

For fiscal 2018, net cash used in investing activities was $53.7 million, primarily driven by capital expenditures of $53.0 million, due mainly to the opening of 15 new stores, as well as investments in information technology and the Belleville, Wisconsin distribution center.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit, long-term debts, as well as proceeds from finance lease obligations and principal payments on long term debt by our consolidated variable interest entity TRI Holdings, LLC (“TRI”).

For fiscal 2019, net cash provided by financing activities was $21.5 million, which included borrowings of $271.8 million on our revolving line of credit and $20.0 million on our delayed draw term loan to support our capital expenditures discussed above and working capital needs, offset by payments of $269.0 million on our revolving line of credit.

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

Line of Credit

On May 17, 2018, we entered into a credit agreement. The credit agreement is secured by essentially all Company assets and requires that we maintain compliance with certain financial and non-financial covenants, including a trailing twelve month maximum rent adjusted leverage ratio and minimum fixed charge coverage ratio. See Note 4 “Debt and Line of Credit,” included in this Annual Report on Form 10-K for further information.

As of and for the fiscal year ended February 2, 2020, we were in compliance with all financial and non-financial covenants.

Contractual Obligations

We enter into long term contractual obligations and commitments in the normal course of business. As of February 2, 2020, our contractual cash obligations were as follows:

	Maturing in:
			2021	2023	2025
			to	to	and
	Total	2020	2022	2024	after
(in thousands)
Revolving line of credit	$19,332	$—	$—	$19,332	$—
Delayed draw term loan	20,000	—	—	20,000	—
VIE Debt (1)	29,711	557	1,316	1,615	26,223
Operating leases (2)	144,733	15,380	30,093	29,591	69,669
Finance leases (2)	53,984	3,311	6,622	6,844	37,207
Total	$267,760	$19,248	$38,031	$77,382	$133,099

_____________________________

(1)

Consists of debt based on the consolidation of the VIE, TRI. The TRI debt listed above excludes financing fees which are a direct deduction from the carrying value of the related debt liability on the consolidated balance sheets. See Note 4 “Debt and Line of Credit,” included in this Annual Report on Form 10-K for further information.

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

Leases

Effective February 4, 2019, the Company adopted ASC 842, which resulted in a recognition of right-of-use asset (“ROU asset”) and lease liabilities related to leases on the Company’s consolidated balance sheets. The Company determines if an arrangement is, or contains, a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments and the ROU asset is measured at the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease. See Note 3 “Leases,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Revenue Recognition

For the direct segment, we recognize revenue upon shipment following customer payment, which is when the customer obtains control of the product and has the ability to direct the use of the product, including, among other options, the ability to redirect the product to a different shipping destination. For the retail segment, we recognize revenues at the point of sale. This represents the point at which the customer obtains control of the product and has the ability to direct the use of the product.

We recognize shipping and handling fees as revenue included in net sales when generated from a customer order upon shipment or at the point of sale. Costs of shipping and handling are included in selling, general and administrative expenses.

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

See Note 10 “Income Taxes,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Duluth Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc, a Wisconsin corporation, and affiliate (collectively, the “Company”) as of February 2, 2020 and February 3, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2020, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 4, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois

March 20, 2020

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	February 2, 2020	February 3, 2019
ASSETS
Current Assets:
Cash	$538	$731
Receivables	3,121	4,639
Inventory, net	147,849	97,685
Prepaid expenses & other current assets	9,503	12,640
Prepaid catalog costs	1,181	2,503
Total current assets	162,192	118,198
Property and equipment, net	137,071	167,109
Operating lease right-of-use assets	120,431	—
Finance lease right-of-use assets, net	46,677	—
Restricted cash	51	2,354
Available-for-sale security	6,432	6,295
Other assets, net	1,196	1,349
Total assets	$474,050	$295,305
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$33,053	$25,363
Accrued expenses and other current liabilities	29,464	26,530
Income tax payable	3,427	218
Current portion of operating lease liabilities	10,674	—
Current portion of finance lease liabilities	1,600	—
Current maturities of long-term debt	557	500
Total current liabilities	78,775	52,611
Operating lease liabilities, less current maturities	106,120	—
Finance lease liabilities, less current maturities	37,434	—
Duluth long-term debt, less current maturities	39,332	16,574
TRI long-term debt, less current maturities	27,778	28,251
Deferred tax liabilities	8,505	9,722
Finance lease obligations under build-to-suit leases	—	23,034
Deferred rent obligations, less current maturities	—	5,003
Total liabilities	297,944	135,195
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of February 2, 2020 and February 3, 2019	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of February 2, 2020 and February 3, 2019	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,191 shares issued and 29,172 shares outstanding as of February 2, 2020 and 29,215 shares issued and 29,210 outstanding as of February 3, 2019	—	—
Treasury stock, at cost; 19 and 5 shares as of February 2, 2020 and February 3, 2019, respectively	(407)	(92)
Capital stock	90,902	89,849
Retained earnings	87,589	70,592
Accumulated other comprehensive loss	188	—
Total shareholders' equity of Duluth Holdings Inc.	178,272	160,349
Noncontrolling interest	(2,166)	(239)
Total shareholders' equity	176,106	160,110
Total liabilities and shareholders' equity	$474,050	$295,305

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
Net sales	$615,624	$568,102	$471,447
Cost of goods sold (excluding depreciation and amortization)	287,475	257,700	210,428
Gross profit	328,149	310,402	261,019
Selling, general and administrative expenses	300,041	273,221	223,947
Operating income	28,108	37,181	37,072
Interest expense	4,471	5,949	1,988
Other income, net	291	383	421
Income before income taxes	23,928	31,615	35,505
Income tax expense	5,429	8,450	11,878
Net income	18,499	23,165	23,627
Less: Net (loss) income attributable to noncontrolling interest	(422)	9	276
Net income attributable to controlling interest	$18,921	$23,156	$23,351
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,309	32,086	31,853
Net income per share attributable to controlling interest	$0.59	$0.72	$0.73
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,371	32,317	32,285
Net income per share attributable to controlling interest	$0.58	$0.72	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
Net income	$18,499	$23,165	$23,627
Other comprehensive income
Securities available-for-sale:
Unrealized security gains arising during the period	254	—	—
Income tax expense	66	—	—
Other comprehensive income	188	—	—
Comprehensive income	18,687	23,165	23,627
Comprehensive (loss) income attributable to noncontrolling interest	(422)	9	276
Comprehensive income attributable to controlling interest	$19,109	$23,156	$23,351

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entities	equity
Balance at January 29, 2017	32,376	$86,446	$—	$24,733	$—	$2,609	$113,788
Issuance of common stock	110	—	—	—	—	—	—
Restricted stock forfeitures	(21)	—	—	—	—	—	—
Stock-based compensation	—	1,597	—	—	—	—	1,597
Restricted stock surrendered for taxes	(3)	—	(57)	—	—	—	(57)
Capital contributions	—	—	—	—	—	794	794
Distributions	—	—	—	—	—	(400)	(400)
Net income	—	—	—	23,351	—	276	23,627
Balance at January 28, 2018	32,462	$88,043	$(57)	$48,084	$—	$3,279	$139,349
Cumulative effect from adoption of ASC 606	—	—	—	(648)	—	—	(648)
Issuance of common stock	135	138	—	—	—	—	138
Consolidation of TRI Holdings, LLC	—	—	—	—	—	(45)	(45)
Restricted stock forfeitures	(21)	—	—	—	—	—	—
Stock-based compensation	—	1,668	—	—	—	—	1,668
Restricted stock surrendered for taxes	(2)	—	(35)	—	—	—	(35)
Deconsolidation of Schlecht Retail Ventures LLC	—	—	—	—	—	(3,482)	(3,482)
Net income	—	—	—	23,156	—	9	23,165
Balance at February 3, 2019	32,574	$89,849	$(92)	$70,592	$—	$(239)	$160,110
Cumulative effect from adoption of ASC 842	—	—	—	(1,924)	—	—	(1,924)
Issuance of common stock	211	554	—	—	—	—	554
Consolidation of TRI Holdings, LLC	—	—	—	—	—	(1,505)	(1,505)
Stock-based compensation	—	499	—	—	—	—	499
Restricted stock forfeitures	(234)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(15)	—	(315)	—	—	—	(315)
Other comprehensive income	—	—	—	—	188	—	188
Net income	—	—	—	18,921	—	(422)	18,499
Balance at February 2, 2020	32,536	$90,902	$(407)	$87,589	$188	$(2,166)	$176,106

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
Cash flows from operating activities:
Net income	$18,499	$23,165	$23,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,083	12,594	7,330
Stock-based compensation	647	1,668	1,597
Deferred income taxes	(1,151)	7,999	533
Loss on disposal of property and equipment	—	162	2
Changes in operating assets and liabilities:
Receivables	1,518	(4,329)	69
Inventory	(50,164)	(11,013)	(17,553)
Prepaid expense & other current assets	5,429	(5,618)	(2,320)
Prepaid catalog costs	1,322	(3,261)	419
Trade accounts payable	7,564	10,282	6,363
Income taxes payable	3,209	(7,562)	2,406
Accrued expenses and deferred rent obligations	(2,260)	7,008	7,395
Net cash provided by operating activities	6,696	31,095	29,868
Cash flows from investing activities:
Purchases of property and equipment	(24,435)	(53,036)	(46,464)
Capital contributions towards build-to-suit stores	(6,354)	—	—
Purchase of available-for-sale security	—	—	(6,323)
Principal receipts from available-for-sale security	117	28	—
Change in other assets	(15)	(438)	(235)
Consolidation of TRI Holdings, LLC	—	217	—
Deconsolidation of Schlecht Retail Ventures LLC	—	(506)	—
Net cash used in investing activities	(30,687)	(53,735)	(53,022)
Cash flows from financing activities:
Proceeds from line of credit	271,754	130,086	88,898
Payments on line of credit	(268,965)	(113,544)	(88,898)
Proceeds from other borrowings	20,000	—	—
Proceeds from long term debt	—	—	800
Payments on long term debt	(495)	(416)	(54)
Distributions to holders of noncontrolling interest in variable interest entities	—	—	(400)
Payments on finance lease obligations	(891)	—	(321)
Proceeds from finance lease obligations	—	2,281	3,949
Shares withheld for tax payments on vested restricted stock	(315)	(35)	(57)
Capital contributions to variable interest entities	—	—	794
Other	407	270	49
Net cash provided by financing activities	21,495	18,642	4,760
Decrease in cash and restricted cash	(2,496)	(3,998)	(18,394)
Cash and restricted cash at beginning of period	3,085	7,083	25,477
Cash and restricted cash at end of period	$589	$3,085	$7,083
Supplemental disclosure of cash flow information:
Interest paid	$4,565	$5,759	$1,848
Income taxes paid	$562	$10,311	$9,002
Supplemental disclosure of non-cash information:
Property and equipment acquired through issuance of debt	$—	$28,315	$—
Property and equipment acquired under build-to-suit leases	$—	$9,258	$19,537
Unpaid liability to acquire property and equipment	$1,414	$433	$2,028

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through the Company’s own direct and retail channels. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company added retail to its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of February 2, 2020, the Company operated 58 retail stores and three outlet stores. The Company’s products are marketed under the Duluth Trading Company brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2019, 2018 and 2017 ended on February 2, 2020,  February 3, 2019 and January 28, 2018, respectively. Fiscal 2019 was a 52-week period, Fiscal 2018 was a 53-week period and 2017  was a 52-week period.

Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements consist of the accounts of Duluth Holdings Inc and TRI Holdings, LLC (“TRI”) as a variable interest entity. See Note 6 “Variable Interest Entities” for further information.

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Revenue Recognition

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods. For the Company’s direct segment, revenues are recognized upon shipment following customer payment, which is when the customer obtains control of the product and has the ability to direct the use of the product, including, among other options, the ability to redirect the product to a different shipping destination. For the Company’s retail segment, revenues are recognized at the point of sale. The Company provides the customer the right of return on the product and revenue is adjusted based on an estimate of the expected returns based on historical rates as well as events that may cause changes to historical rates. See Note 5 “Accrued Expense and Other Liabilities” for the Company’s product returns reserve. The Company considers the sale of products in either the direct or retail segment as a single performance obligation. Shipping and processing revenue generated from customer orders are included as a component of net sales and shipping and processing expense, including handling expense, is included as a component of selling, general and administrative expenses. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses. A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. See Note 9 “Contract Assets and Liabilities” for further information.

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

Catalog and Advertising Expenses

The Company’s direct-response advertising consists of producing, printing and mailing catalogs, which are expensed upon receipt by customers. The Company’s non-direct response advertising costs are expensed as they are incurred. Non-direct response advertising costs primarily consist of billboards, web marketing programs, social media and radio and television advertisements.

Catalog and advertising expenses were $93.9 million, $95.2 million and $88.6 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $31.3 million, $31.4 million and $28.1 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

The Company establishes assets and liabilities for uncertain tax positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company recognizes penalties and interest related to uncertain tax positions as income tax expense. See Note 10 “Income Taxes,” of these Notes to Consolidated Financial Statements for further discussion.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. At various times during the year, the Company has certain cash balances deposited in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

Restricted Cash

The Company’s restricted cash is held in an escrow account and is used to pay some portion of the construction costs entered into by the Company and certain of its third party landlords (the “Landlords”) in connection with some of the Company’s retail store leases. The restricted cash is disbursed based on the escrow agreement entered into by and among the Landlords, the Company and the escrow agent.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	February 2, 2020	February 3, 2019
(in thousands)
Cash	$538	$731
Restricted Cash	51	2,354
Total cash and restricted cash shown in the condensed consolidated statement of cash flows	$589	$3,085

Significant Suppliers

The Company’s principal supplier of inventory accounted for 54%, 52% and 50% of total inventory expenditures in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The Company also had a second supplier that accounted for 12%, 15% and 18% of total inventory expenditures in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Inventory Valuation

Inventory, consisting of purchased product, is valued at the lower of cost and net realizable value, under the first-in, first-out method. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. During fiscal 2019, the methodology to estimate inventory obsolescence was enhanced to align with the Company’s continued execution of its omni-channel strategy that no longer predominately relies on outlet stores to sell excess and slow-moving inventory. The enhanced methodology is primarily based on inventory aging reports and incorporates both historical trends and estimates of future sale prices. Both estimates have calculations that require the Company to make assumptions and apply judgement regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. The Company has not made any material changes to assumptions included in the calculation of the shrinkage reserve as of fiscal 2019, fiscal 2018 or fiscal 2017.

The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $1.8 million and $2.4 million as of February 2, 2020 and February 3, 2019, respectively.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment consist of the following:

	February 2, 2020	February 3, 2019
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	42,518	32,765
Buildings	35,903	71,469
Vehicles	161	161
Warehouse equipment	14,219	13,051
Office equipment and furniture	48,274	36,473
Computer equipment	7,432	5,072
Software	26,538	24,939
	179,531	188,416
Accumulated depreciation and amortization	(53,255)	(34,203)
	126,276	154,213
Construction in progress	10,795	12,896
Property and equipment, net	$137,071	$167,109

The Company recorded depreciation expense of $22.1 million, $12.6 million and $7.3 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The Company expenses all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

Property and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life. Depreciable lives by major classification are as follows:

	Years
Land improvements	15	-	40
Leasehold improvements	3	-	15
Buildings			39
Vehicles	5	-	10
Warehouse equipment	5	-	15
Office equipment and furniture	3	-	15
Computer equipment	3	-	5
Software	3	-	7

Other Assets

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

Total goodwill is reported in the Company’s direct segment. Management performed a qualitative assessment of goodwill as of December 31, 2019, 2018 and 2017, and determined that it was more likely than not that the fair value of the Company was greater than its carrying amount; as such, no further evaluation of goodwill was deemed necessary. No impairment was recognized for the years ended February 2, 2020, February 3, 2019 or January 28, 2018. Goodwill was $0.4 million as of February 2, 2020 and February 3, 2019.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Other Assets

Other assets include loan origination fees and trade names which are amortized over their estimated useful lives ranging from three to fifteen years. Other assets also include security deposits required by certain of the Company’s lease agreements and prepaid expenses which are not expected to be amortized within the next 12 months. Amortization expense was $0.1 million for each fiscal 2019, fiscal 2018 and fiscal 2017. Accumulated amortization was $0.5 million and $0.4 million as of February 2, 2020 and February 3, 2019, respectively.

Scheduled future amortization of amortizable other assets are as follows as of February 2, 2020:

Fiscal year
(in thousands)
2020	$136
2021	136
2022	136
2023	56
2024	18
Thereafter	44
$526

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

For fiscal 2019, fiscal 2018 and fiscal 2017, management did not identify any events or changes in circumstances that indicated the potential impairment of long-lived assets.

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

The Company accounts for its stock-based compensation plan in accordance with ASC Topic 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award. Restricted stock issued to board members generally vests over a period of one year. Restricted stock issued to key employees and executives typically vests over a period of three to five years based on the terms for each individual award. The fair value of the restricted stock is determined based on the market value of the Company’s Class B common stock on the grant date. Restricted stock forfeitures are recognized as incurred.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.5 million, $1.6 million and $1.6 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

The following is a summary of the activity in the Company’s un-vested restricted stock during the years ended February 2, 2020, February 3, 2019, and January 28, 2018:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at January 29, 2017	794,712	$4.34
Granted	110,878	19.54
Vested	(347,825)	3.04
Forfeited	(21,294)	22.31
Outstanding at January 28, 2018	536,471	7.60
Granted	130,179	18.46
Vested	(323,958)	4.19
Forfeited	(21,035)	18.07
Outstanding at February 3, 2019	321,657	14.29
Granted	165,730	17.67
Vested	(61,647)	18.90
Forfeited	(233,646)	12.65
Outstanding at February 2, 2020	192,094	$17.71

At February 2, 2020, the Company had unrecognized compensation expense of $2.0 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.7 years.

Treasury Stock

Treasury stock consists of shares withheld in lieu of tax payments when restricted stock vests using the treasury cost method and is classified in the Consolidated Balance Sheets as a reduction to shareholders’ equity.

Taxes Collected from Customers

The Company presents all non-income government-assessed taxes (sales, use and value-added taxes) collected from its customers and remitted to governmental agencies on a net basis (excluded from revenue) in its consolidated financial statements.

Other Comprehensive Income or Loss

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2019, other comprehensive income or loss consists of changes in unrealized gains and losses on available-for-sale securities, net of taxes.

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. The following table presents the amortized cost, fair value, and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income of the Company’s available-for-sale security as of February 2, 2020.

February 2, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,178	$254	$	$6,432

As of February 3, 2019, the $6.3 million amortized cost of the Company’s available-for-sale security approximated its fair value.

The following table presents the future receipts related to the Company’s available-for-sale security by contractual maturity as of February 2, 2020.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$131	$145
After one year through five years	910	978
After five years through ten years	1,438	1,505
After ten years	3,699	3,804
Total	$6,178	$6,432

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	February 2, 2020		February 3, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TRI Long-term debt, including short-term portion	$28,335	$30,238	$28,751	$27,637

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The value was also based on a discounted cash flow method (Level 3).

As of February 2, 2020, and February 3, 2019, the carrying values of the long-term delayed draw term loan and long-term line of credit both approximated its fair value.

Reclassifications

Certain reclassifications have been made to the 2018 financial statements in order to conform to the 2019 presentation. There were no changes to previously reported shareholders' equity or net income as a result of the reclassifications.

3.  LEASES

Effective February 4, 2019, the Company adopted ASC 842, which resulted in a recognition of right-of-use asset (“ROU asset”) and lease liabilities related to leases on the Company’s consolidated balance sheets. The Company determines if an arrangement is, or contains, a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments and the ROU asset is measured at the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

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

The Company’s building and property leases often contain lease and non-lease components. The Company has elected to account for these lease and non-lease components separately. Non-lease components for these assets are primarily comprised of real estate taxes, insurance costs, common area maintenance, and utilities that are passed on from the lessor in proportion to the space leased by the Company, and are recognized in the period in which the obligation for those payments was incurred. Non-lease components are separate from lease components within our lease agreements, such that an allocation between the components does not need to be performed. Lease cost for leases is recognized on a straight-line basis over the lease term.

In addition to rent payments, leases for retail space contain payments for real estate taxes, insurance costs, common area maintenance, and utilities that are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component.

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement of Operations	February 2, 2020
(in thousands)
Finance lease
Amortization of right-of-use assets	Selling, general and administrative expenses	$1,362
Interest on lease liabilities	Interest expense	1,230
Total finance lease expense		$2,592
Operating lease expense	Selling, general and administrative expenses	$15,636
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	1,129
Variable lease expense	Selling, general and administrative expenses	7,347
Total lease expense		$26,704

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Other information related to leases were as follows:

February 2, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$891
Operating cash flows from finance leases	$1,230
Operating cash flows from operating leases	$13,621

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$41,566
Operating leases	$17,629

Weighted-average remaining lease term (in years):
Finance leases	15
Operating leases	10

Weighted-average discount rate:
Finance leases	4.5%
Operating leases	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of February 2, 2020:

	Finance	Operating
Fiscal year	Leases	Leases
(in thousands)
2020	$3,311	$15,380
2021	3,311	14,948
2022	3,311	15,145
2023	3,333	15,334
2024	3,511	14,257
Thereafter	37,207	69,669
Total future minimum lease payments	$53,984	$144,733
Less - Discount	14,950	27,939
Lease liability	$39,034	$116,794

Prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), the minimum lease payments under non-cancellable operating leases were as follows as of February 3, 2019:

	Operating Leases
	Related
Fiscal year	party	Other	Total
(in thousands)
2019	$147	$15,598	$15,745
2020	144	16,013	16,157
2021	147	15,327	15,474
2022	149	15,444	15,593
2023	136	15,648	15,784
Thereafter	—	112,098	112,098
Total future minimum lease payments	$723	$190,128	$190,851

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Total rent expense under non-cancellable leases was $16.2 million, $8.4 million and $5.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

4.  DEBT AND LINE OF CREDIT

Debt consists of the following:

	February 2, 2020	February 3, 2019
(in thousands)
TRI Senior Secured Note	$24,835	$25,251
TRI Note	3,500	3,500
	$28,335	$28,751
Less: current maturities	557	500
TRI Long-term debt	$27,778	$28,251

Line of credit	$19,332	$16,542
Delayed draw term loan	20,000	—
Capital lease obligations	—	32
Duluth long-term debt	$39,332	$16,574

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

While the above notes are consolidated in accordance with ASC Topic 810, Consolidation, the Company is not the guarantor nor the obligor of these notes.

Line of Credit

On May 17, 2018, the Company entered into a credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit and associated swing line (the “Revolver”) and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL is available to draw upon in differing amounts through May 16, 2020 and matures on May 17, 2023. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement. At the Company’s option, the interest rate applicable to the Revolver or DDTL will be a floating rate equal to (i) the base rate plus a margin of 25 to 100 basis points, based upon the Company’s rent adjusted leverage ratio, or (ii) a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR for such interest period plus a margin of 125 to 200 basis points, based upon the Company’s rent adjusted leverage ratio (effective rate of 4.12%  for the Revolver and 4.01% for the DDTL at February 2, 2020). In addition, outstanding balances under the DDTL require quarterly principal payments with a final balloon payment at maturity.

As of February 2, 2020, and for the fiscal year then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

 Future principal maturities of all TRI debt, excluding financing fees of $1.4 million and the Company’s line of credit and delayed draw term loan, are as follows as of February 2, 2020:

Fiscal year
(in thousands)
2020	$557
2021	623
2022	693
2023	768
2024	847
Thereafter	26,223
$29,711

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	February 2, 2020	February 3, 2019
(in thousands)
Salaries and benefits	$2,775	$2,328
Deferred revenue	9,946	8,493
Freight	5,404	4,141
Product returns	3,508	2,088
Catalog costs	542	503
Unpaid purchases of property & equipment	971	433
Accrued advertising	633	389
Other	5,685	8,155
Total accrued expenses and other current liabilities	$29,464	$26,530

6.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of February 2, 2020 and February 3, 2019.

The Company leases the Company’s headquarters in Mt. Horeb, Wisconsin from TRI. In conjunction with the lease, the Company originally invested $6.3 million in a trust that loaned funds to TRI for the construction of the Company’s headquarters. TRI is a Wisconsin limited liability company whose primary purpose and activity is to own this real property. The Company considers itself the primary beneficiary for TRI as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and is expected to receive benefits that are significant to TRI. As the Company is the primary beneficiary, it consolidates TRI and the lease is eliminated in consolidation. The Company does not consolidate the trust as the Company is not the primary beneficiary.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of February 2, 2020 and February 3, 2019.

	February 2, 2020	February 3, 2019
(in thousands)
Cash	$279	$434
Property and equipment, net	25,981	28,146
Total assets	$26,260	$28,580

Other current liabilities	$91	$68
Current maturities of long-term debt	557	500
Long-term debt	27,778	28,251
Noncontrolling interest in VIE	(2,166)	(239)
Total liabilities and shareholders' equity	$26,260	$28,580

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

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$18,921	$23,156	$23,351
Denominator - weighted average shares (Class A and Class B)
Basic	32,309	32,086	31,853
Dilutive shares	62	231	432
Diluted	32,371	32,317	32,285
Earnings per share (Class A and Class B)
Basic	$0.59	$0.72	$0.73
Diluted	$0.58	$0.72	$0.72

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Segment information is presented in the following tables:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(52 weeks)	(53 weeks)	(52 weeks)
(in thousands)
Net sales
Direct	$350,371	$350,638	$330,940
Retail	265,253	217,464	140,507
Total net sales	$615,624	$568,102	$471,447
Operating income
Direct	$(10,203)	$(381)	$13,247
Retail	38,311	37,562	23,825
Total operating income	28,108	37,181	37,072
Interest expense	4,471	5,949	1,988
Other income, net	291	383	421
Income before income taxes	$23,928	$31,615	$35,505

Net sales by business is presented in the following table:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(52 weeks)	(53 weeks)	(52 weeks)
(in thousands)
Net sales
Men's	$419,122	$395,536	$333,536
Women's	162,816	141,244	110,343
Hard goods/other	33,686	31,322	27,568
Total net sales	$615,624	$568,102	$471,447

Segment total assets

	February 2, 2020	February 3, 2019
(in thousands)
Direct	$244,189	$181,429
Retail	229,861	113,876
Total assets at period end	$474,050	$295,305

Segment depreciation and amortization

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
(in thousands)
Direct	$10,884	$4,560	$2,855
Retail	11,199	8,034	4,475
Total depreciation and amortization	$22,083	$12,594	$7,330

Segment capital expenditures

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
(in thousands)
Direct	$10,928	$20,522	$10,813
Retail	19,861	32,514	35,651
Total capital expenditures	$30,789	$53,036	$46,464

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

9.  CONTRACT ASSETS AND LIABILITIES

The Company’s contract assets primarily consist of the right of return for amounts of inventory to be returned that is expected to be resold and is recorded in Prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company’s contract liabilities primarily consist of gift card liabilities and are recorded upon issuance in accrued expenses and other current liabilities under deferred revenue (see Note 5 “Accrued Expenses and Other Current Liabilities”) on the Company’s consolidated balance sheets.

	February 2, 2020	February 3, 2019
(in thousands)
Contract assets	$1,932	$896
Contract liabilities	$9,790	$8,508

Revenue from gift cards is recognized when the gift card is redeemed by the customer for merchandise, or as gift card breakage, an estimate of gift cards which will not be redeemed. The Company does not record breakage revenue when escheat liability to the relevant jurisdictions exists. Gift card breakage is recorded within Net revenue on the Company’s consolidated statement of operations. The following table provides the reconciliation of the contract liability related to gift cards:

February 2, 2020
(in thousands)
Balance as of Beginning of Period	$8,508
Gift cards sold	17,523
Gift cards redeemed	(15,137)
Gift card breakage	(1,047)
Gift card escheat	(57)
Balance as of February 2, 2020	$9,790

10.  INCOME TAXES

The components of income tax expense were as follows:

	Fiscal Year Ended

	February 2, 2020	February 3, 2019	January 28, 2018
(in thousands)
Current:
Federal	$4,727	$(589)	$9,118
State	1,308	1,040	2,227
	6,035	451	11,345
Deferred:
Federal	(568)	6,971	658
State	(38)	1,028	(125)
	(606)	7,999	533
Total income tax expense	$5,429	$8,450	$11,878

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

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

2017, the Company recorded a net benefit of $1.5 million from remeasuring its deferred tax assets and liabilities for the year ended January 28, 2018.

The Company had a research and development tax credit study performed for fiscal 2016, 2017 and 2018. The Company filed an amended tax return for fiscal 2016 and fiscal 2017 reflecting research and development tax credits of $0.1 million and $0.2 million, respectively. The Company recognized a $0.4 million research and development tax credit for fiscal 2018. The above credits were recognized as a discrete item in the fourth quarter of fiscal 2019.

The reconciliation of income tax expense to the amount computed at the federal statutory rate was as follows:

	Fiscal Year Ended

	February 2, 2020		February 3, 2019		January 28, 2018
(in thousands)
Federal taxes at statutory rate	$5,114	21.0%	$6,637	21.0%	$11,939	33.9%
Statutory rate change	—	—%	—	—%	(1,510)	(4.3)%
State and local income taxes, net of federal benefit	965	4.0%	1,679	5.3%	1,410	4.0%
Research and development tax credits	(487)	(2.0)%	—	—%	—	—%
Other	(163)	(0.7)%	134	0.4%	39	0.1%
Total income tax expense	$5,429	22.3%	$8,450	26.7%	$11,878	33.7%

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	February 2, 2020	February 3, 2019
(in thousands)
Deferred tax assets:
Returns allowance	$912	$543
Uniform capitalization	2,930	1,020
Inventory	(27)	661
Deferred rent	—	1,380
Accruals	388	6,337
Stock-based compensation	352	343
Advance payments	820	494
Capital lease	—	81
Net operating loss carryover	—	325
Federal credit carryover	—	17
Total deferred tax assets	5,375	11,201

Deferred tax liabilities:
Property and equipment	10,346	19,739
Unrealized gain on investment	66	—
Prepaid expenses	857	1,120
Goodwill and intangibles	66	64
Capital lease	2,358	—
Revenue recognition method adjustment	187	—
Total deferred tax liabilities	13,880	20,923
Net deferred tax liabilities	$8,505	$9,722

Uncertain Tax Positions

As of February 2, 2020 and February 3, 2019, there were no material unrecognized tax benefits. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no amounts recorded as tax expense for interest or penalties for the years ended February 2, 2020,  February 3, 2019 and January 28, 2018.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax years beginning January 1, 2016, and state tax returns for tax years beginning January 1, 2015, are open for examination.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

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

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2019, 2018 and 2017.

The Company’s total expenses under the Plan were $1.5 million, $1.2 million and $0.8 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2019 – 52 weeks
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per share)
Net sales	$114,244	100.0%	$121,963	100.0%	$119,768	100.0%	$259,649	100.0%
Gross profit	60,918	53.3%	64,804	53.1%	65,365	54.6%	137,062	52.8%
Operating (loss) income	(10,104)	(8.8)%	3,735	3.1%	1,328	1.1%	33,149	12.8%
Net (loss) income attributable to controlling interest	(7,572)	(6.6)%	1,936	1.6%	182	0.2%	24,375	9.4%
Basic (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.23)		0.06		0.01		0.75
Diluted (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.23)		0.06		0.01		0.75

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

	Fiscal 2018 – 53 weeks
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per share)
Net sales	$100,207	100.0%	$110,653	100.0%	$106,701	100.0%	$250,541	100.0%
Gross profit	55,940	55.8%	62,240	56.2%	60,971	57.1%	131,251	52.4%
Operating (loss) income	(257)	(0.3)%	9,896	8.9%	(2,563)	(2.4)%	30,105	12.0%
Net (loss) income attributable to controlling interest	(691)	(0.7)%	6,377	5.8%	(3,150)	(3.0)%	20,620	8.2%
Basic (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.02)		0.20		(0.10)		0.64
Diluted (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.02)		0.20		(0.10)		0.64

Subsequent to the issuance of the May 5, 2019 interim financial statements, the Company identified a reclass error for disclosure purposes between selling, general and administration and interest expense, which had no impact on net income for the May 5, 2019 unaudited Condensed Consolidated Statement of Operations. The reclass error has been corrected in the above table. The Company assessed the reclass error and determined it is immaterial to the interim financial statements.

Subsequent to the issuance of the October 28, 2018 interim financial statements, the Company identified an error relating to the implementation of the new order management system that overstated inventory and gross profit within the October 28, 2018 unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations, respectively. The error was corrected during the fourth quarter of 2018. The Company assessed the error and determined it is immaterial to all interim and year-end filings during fiscal 2018.

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

14.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Leases

On February 4, 2019, the Company adopted ASC 842 and related amendments. ASC 842 requires lessees to (i) recognize a right-of-use asset and a lease liability that is initially measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities. The Company adopted ASC 842 utilizing the optional transition method, which allows guidance to be initially applied at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected the package of practical expedients, which allows the Company to forgo reassessing prior conclusions on lease definition, classification and initial direct costs related to existing leases as of the adoption date. The Company elected not to recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded. Variable lease payments that do not depend on a rate of index and short-term rentals are expensed as incurred. The Company’s existing lease arrangements consist of both operating leases and build-to-suit leases. Under ASC 842, the Company is still required to evaluate whether it is deemed to be the owner of the leased property for accounting purposes during the store construction period, however, the prescriptive rules under ASC 840 have been removed. The Company evaluated its existing build-to-suit leases as of the adoption date and determined that the Company is not the owner of the leased premises during the construction period, which resulted in the derecognition of its build-to-suit assets and liabilities that were previously reported on the Company’s consolidated balance sheets. As of February 4, 2019, substantially all of the previous build-to-suit leases are classified as operating leases. The impact of the adoption was a $121.8 million ROU asset with an offsetting $115.5 million lease liability, which is net of $4.9 million of previously recognized straight-line operating lease adjustments on existing leases and $11.2 million of unamortized initial direct costs. The lease liabilities at February 4, 2019 reflect remaining lease payments discounted using an incremental borrowing rate based on the remaining lease term, as an implicit rate was not readily determinable for any of the Company’s existing leases.

DULUTH HOLDINGS INC.
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted

Intangibles – Goodwill and Other – Internal-use Software

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”), which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the new internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The new internal-use software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The Company expects to adopt ASU 2018-15 on February 3, 2020, the first day of the Company’s first quarter for the fiscal year ending January 31, 2021. The Company is currently in the process of evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

15.  SUBSEQUENT EVENTS

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. There have been mandates from federal, state and local authorities requiring forced closures of non-essential retailers, which could negatively impact the Company’s business. As of the date of this filing, a few of our stores have been temporarily closed with the remaining on reduced store hours. Although it is not possible to reliably estimate the length or severity of this outbreak and hence its financial impact, any significant reduction in customer visits to, and spending at, the Company’s stores caused by COVID-19 would result in loss of sales and profits and other material adverse effects.

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended February 2, 2020, February 3, 2019 and January 28, 2018

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended February 2, 2020	$2,420	$(594)	$—	$—	$1,826
Year ended February 3, 2019	1,866	554	—	—	2,420
Year ended January 28, 2018	1,242	624	—	—	1,866

Product returns reserve
Year ended February 2, 2020	$2,088	$1,420	$—	$—	$3,508
Year ended February 3, 2019	1,080	1,008	—	—	2,088
Year ended January 28, 2018	1,088	(8)	—	—	1,080

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of February 2, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. Based on this assessment, management concluded that our internal control over financial reporting is effective as of February 2, 2020.

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

Information required by this Item concerning our directors, audit committee, and audit committee financial experts and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal One: Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2020 annual meeting of shareholders to be held on May 21, 2020 (the “Proxy Statement”). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 8, 2020.

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

Our code of business conduct and ethics is available in print for any shareholder who requests it by writing to: Secretary, Duluth Holdings Inc., 201 East Front Street, Mount Horeb, Wisconsin, 53572. We are not including the information available on or through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of Duluth Holdings Inc.” as of March 19, 2020 in this Annual Report on Form 10-K.

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

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)(1)
Equity compensation plans approved by security holders	—	$—	4,403,566
Equity compensation plans not approved by security holders(2)	—	—	—
Total	—	$—	4,403,566

_____________________________

(1) 3,002,534 shares are available under the Company’s 2015 Equity Incentive Plan and 1,401,032 shares are available under the Company’s Employee Stock Purchase Plan.

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

DULUTH HOLDINGS INC.

By:	/s/ Stephen L. Schlecht
Stephen L. Schlecht
Executive Chairman and Chief Executive Officer

DATE: March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Stephen L. Schlecht Stephen L. Schlecht	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 20, 2020
/s/ David Loretta David Loretta	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2020
/s/ Michael Murphy Michael Murphy	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 20, 2020

Directors: Stephen L. Schlecht, E. David Coolidge III, Francesca M. Edwardson, Thomas G. Folliard, David C. Finch, Brenda I. Morris and Scott K. Williams.

By:	/s/ Dave Loretta	March 20, 2020
David Loretta
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

4.1	Description of Registrant’s Securities.
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

10.19+	Annual Incentive Plan, As Amended February 21, 2018.*
10.20+	Form of Restricted Stock Agreement for executives under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 1, 2016.
10.21+	Offer Letter Dated July 14, 2017 by and between Dave Loretta and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.22+	Form of Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.23

Credit Agreement, dated as of May 17, 2018, among Duluth Holdings Inc., as the borrower, BMO Harris Bank N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the Other Lenders Party Thereto, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Book Runner, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 17, 2018.

10.24

General Security Agreement, dated of May 17, 2018, by and between Duluth Holdings Inc. and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 17, 2018.

10.25+

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