Form 10-Q
period 2020-05-03
DULUTH HOLDINGS INC.
filed 2020-06-05
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of June 2, 2020, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of June 2, 2020,  was 29,443,075.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED May 3, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	May 3, 2020	February 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$8,854	$2,189
Receivables	3,459	1,470
Inventory, less reserve for excess and obsolete items of $1,707 and $1,826, respectively	175,037	147,849
Prepaid expenses & other current assets	9,473	9,503
Prepaid catalog costs	167	1,181
Total current assets	196,990	162,192
Property and equipment, net	137,253	137,071
Operating lease right-of-use assets	117,330	120,431
Finance lease right-of-use assets, net	46,469	46,677
Restricted cash	446	51
Available-for-sale security	5,701	6,432
Other assets, net	1,423	1,196
Total assets	$505,612	$474,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	May 3, 2020	February 2, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$34,421	$33,053
Accrued expenses and other current liabilities	35,525	29,464
Income taxes payable	—	3,427
Current portion of operating lease liabilities	10,433	10,674
Current portion of finance lease liabilities	1,638	1,600
Current maturities of TRI long-term debt	573	557
Total current liabilities	82,590	78,775
Operating lease liabilities, less current maturities	104,112	106,120
Finance lease liabilities, less current maturities	37,361	37,434
Duluth long-term debt, less current maturities	84,750	39,332
TRI long-term debt, less current maturities	27,646	27,778
Deferred tax liabilities	8,302	8,505
Total liabilities	344,761	297,944
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of May 3, 2020 and February 2, 2020	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of May 3, 2020 and February 2, 2020	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,417 shares issued and 29,380 shares outstanding as of May 3, 2020 and 29,191 shares issued and 29,172 shares outstanding as of February 2, 2020	—	—
Treasury stock, at cost; 37 and 19 shares as of May 3, 2020 and February 2, 2020, respectively	(514)	(407)
Capital stock	91,451	90,902
Retained earnings	72,454	87,589
Accumulated other comprehensive (loss) income	(330)	188
Total shareholders' equity of Duluth Holdings Inc.	163,061	178,272
Noncontrolling interest	(2,210)	(2,166)
Total shareholders' equity	160,851	176,106
Total liabilities and shareholders' equity	$505,612	$474,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	May 3, 2020	May 5, 2019
Net sales	$109,917	$114,244
Cost of goods sold (excluding depreciation and amortization)	57,585	53,326
Gross profit	52,332	60,918
Selling, general and administrative expenses	71,306	70,609
Operating loss	(18,974)	(9,691)
Interest expense	1,350	841
Other income, net	59	204
Loss before income taxes	(20,265)	(10,328)
Income tax benefit	5,086	2,683
Net loss	(15,179)	(7,645)
Less: Net loss attributable to noncontrolling interest	(44)	(73)
Net loss attributable to controlling interest	$(15,135)	$(7,572)
Basic loss per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,372	32,281
Net loss per share attributable to controlling interest	$(0.47)	$(0.23)
Diluted loss per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,372	32,281
Net loss per share attributable to controlling interest	$(0.47)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 3, 2020	May 5, 2019
Net loss	$(15,179)	$(7,645)
Other comprehensive income
Securities available-for sale:
Unrealized security loss arising during the period	(700)	—
Income tax benefit	182	—
Other comprehensive income	(518)	—
Comprehensive loss	(15,697)	(7,645)
Comprehensive loss attributable to noncontrolling interest	(44)	(73)
Comprehensive loss attributable to controlling interest	$(15,653)	$(7,572)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended May 3, 2020
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at February 2, 2020	32,536	$90,902	$(407)	$87,589	$188	$(2,166)	$176,106
Issuance of common stock	227	115	—	—	—	—	115
Stock-based compensation	—	434	—	—	—	—	434
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(18)	—	(107)	—	—	—	(107)
Other comprehensive income	—	—	—	—	(518)	—	(518)
Net loss	—	—	—	(15,135)	—	(44)	(15,179)
Balance at May 3, 2020	32,744	$91,451	$(514)	$72,454	$(330)	$(2,210)	$160,851

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

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 3, 2020	May 5, 2019
Cash flows from operating activities:
Net loss	$(15,179)	$(7,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,689	4,392
Stock based compensation	463	474
Deferred income taxes	(21)	(302)
Changes in operating assets and liabilities:
Receivables	(1,989)	(4,012)
Inventory	(27,188)	(6,604)
Prepaid expense & other current assets	2,196	2,577
Deferred catalog costs	1,014	2,301
Trade accounts payable	(1,842)	1,221
Income taxes payable	(3,427)	(218)
Accrued expenses and deferred rent obligations	5,126	(5,295)
Noncash lease impacts	667	—
Net cash used in operating activities	(33,491)	(13,111)
Cash flows from investing activities:
Purchases of property and equipment	(4,059)	(8,015)
Capital contributions towards build-to-suit stores	(74)	(1,788)
Principal receipts from available-for-sale security	31	28
Change in other assets	—	13
Net cash used in investing activities	(4,102)	(9,762)
Cash flows from financing activities:
Proceeds from line of credit	37,484	70,172
Payments on line of credit	(21,816)	(47,474)
Proceeds from other borrowings	30,000	—
Payments on other borrowings	(250)	—
Payments on TRI long term debt	(116)	(119)
Payments on finance lease obligations	(392)	(37)
Shares withheld for tax payments on vested restricted shares	(107)	(277)
Other	(150)	93
Net cash provided by financing activities	44,653	22,358
Increase (decrease) in cash, cash equivalents and restricted cash	7,060	(515)
Cash, cash equivalents and restricted cash at beginning of period	2,240	3,085
Cash, cash equivalents and restricted cash at end of period	$9,300	$2,570
Supplemental disclosure of cash flow information:
Interest paid	$1,447	$986
Income taxes paid	$37	$2,179
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$2,000	$846

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

The Company has historically identified two operating segments, direct and retail. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company initiated its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of May 3, 2020, the Company operated 59 retail stores and three outlet stores. The Company identifies its operating segments according to how its business activities are managed and evaluated. The Company continues to grow its omnichannel distribution network which allows the consumer to interact with the Company through a consistent customer experience whether on the Company website or at Company stores. As the Company expands its distribution network, and in conjunction with assessing the similar nature of products sold, production process, distribution process, target customers and economic characteristics between the two segments, the Company determined that the historical structure of separate reporting segments for direct and retail was no longer representative. Therefore, as of February 3, 2020, the Company updated its segment reporting to one reportable external segment, consistent with the Company’s omnichannel business approach. The Company’s revenues generated outside the United States were insignificant.

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

B.    Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Company consolidates TRI Holdings, LLC (“TRI”) as a variable interest entity (see Note 6 “Variable Interest Entity” for further information). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2020 is a 52-week period and ends on January 31, 2021. Fiscal 2019 was a 52-week period and ended on February 2, 2020. The three months of fiscal 2020 and fiscal 2019 represent the Company’s 13-week periods ended May 3, 2020 and May 5, 2019, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended May 3, 2020 and May 5, 2019 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended May 3, 2020 and May 5, 2019. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2020.

C.    COVID-19

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the three months ended May 3, 2020 were impacted by COVID-19.  These impacts are discussed within these notes to the condensed consolidated financial statements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

D.    Impairment Analysis

The Company determined that the effects of COVID-19 may represent indicators of asset impairment, and as a result, performed interim impairment assessments for the Company’s intangible assets, long-lived assets and goodwill at May 3, 2020. Due to the nature of the Company’s intangible assets balance, the Company concluded that no indicators of impairment were present. Based on the interim impairment assessments,  the Company performed undiscounted cash flow analyses on certain long-lived assets, including retail stores at the individual store level and determined that the estimated undiscounted future cash flows exceeded the net carrying values. Management performed a qualitative assessment of goodwill as of the years ended February 2, 2020 and February 3, 2019, and determined that it was more likely than not that the fair value of these assets was greater than their carrying amount; as such, no further evaluation of goodwill was deemed necessary. Due to the aforementioned effects of COVID-19, the Company performed an additional qualitative assessment of goodwill as of May 3, 2020 and also determined that it was more likely than not that the fair value of these assets was greater than their carrying value.

Based on these assessments, the Company concluded that no impairment losses had been incurred. However, the Company cannot predict the future impact or duration of the negative effect of COVID-19 and as a result, cannot reasonably predict the probability or amount of impairment losses that may be incurred in future periods.

E.    Other Assets, net

Other assets, net includes goodwill, loan origination fees, trade names, security deposits and prepaid expenses.  Goodwill was $0.4 million as of May 3, 2020 and February 2, 2020. The Company’s other intangible asset, net of accumulated amortization was $0.3 million as of May 3, 2020 and February 2, 2020. Accumulated amortization was $0.3 million as of May 3, 2020 and February 2, 2020.

F.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

G.    Restricted Cash and Reconciliation of cash and cash equivalents and restricted cash to the condensed statement of cash flows

The Company’s restricted cash is held in escrow accounts and is used to pay a portion of the construction loans entered into by third party landlords (the “Landlords”) in connection with the Company’s retail store leases. The restricted cash is disbursed based on the escrow agreements entered into by and among the Landlords, the Company and the escrow agent.

The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	May 3, 2020	February 2, 2020
(in thousands)
Cash and cash equivalents	$8,854	$2,189
Restricted Cash	446	51
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$9,300	$2,240

H.    Reclassifications

Certain reclassifications have been made to the 2019 financial statements in order to conform to the 2020 presentation. There were no changes to previously reported shareholders' equity or net income as a result of the reclassifications.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

I.    Significant Accounting Policies

Except as disclosed below, there have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended February 2, 2020.

Recently Adopted Accounting Pronouncements

On February 3, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”) which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the new internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The new internal-uses software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The Company adopted ASU 2018-15 using the prospective method. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.

2.    LEASES

Based on the criteria set forth in ASC Topic 842, Leases (“ASC 842”), the Company recognizes ROU assets and lease liabilities related to leases on the Company’s consolidated balance sheets. The Company determines if an arrangement is, or contains, a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments and the ROU asset is measured at the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease.

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

Due to the adverse impacts of COVID-19, the Company has negotiated rent deferral and payback periods with a number of the Company’s store landlords for the months of April and May 2020. Based on the guidance set forth in the Financial Accounting Standards Board (“FASB”) issued Staff Q&A “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” the Company has accounted for these deferrals as if no changes to the lease contract were made and will not elect to apply the lease modification guidance under ASC 842. As of May 3, 2020 the Company has deferred rent of approximately $0.7 million which was recorded within accrued expenses and other current liabilities and will be paid in accordance with the concession arrangements.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

		Three Months Ended	Three Months Ended
	Consolidated Statement of Operations	May 3, 2020	May 5, 2019
(in thousands)
Finance lease
Amortization of right-of-use assets	Selling, general and administrative expenses	$657	$175
Interest on lease liabilities	Interest expense	438	125
Total finance lease expense		$1,095	$300
Operating lease expense	Selling, general and administrative expenses	$4,136	$3,550
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	324	214
Variable lease expense	Selling, general and administrative expenses	1,761	1,612
Total lease expense		$7,316	$5,676

Other information related to leases were as follows:

	Three Months Ended	Three Months Ended
	May 3, 2020	May 5, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$392	$51
Operating cash flows from finance leases	$439	$125
Operating cash flows from operating leases	$3,802	$3,328

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$26,496
Operating leases	$—	$2,741

Weighted-average remaining lease term (in years):
Finance leases	14	15
Operating leases	10	10

Weighted-average discount rate:
Finance leases	4.5%	4.5%
Operating leases	4.3%	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of May 3, 2020:

Fiscal year	Finance	Operating
(in thousands)
2020 (remainder of fiscal year)	$2,505	$11,327
2021	3,368	14,881
2022	3,340	15,092
2023	3,362	15,283
2024	3,542	14,206
Thereafter	37,519	70,829
Total future minimum lease payments	$53,636	$141,618
Less – Discount	14,637	27,073
Lease liability	$38,999	$114,545

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	May 3, 2020	February 2, 2020
(in thousands)
TRI Senior Secured Note	$24,719	$24,835
TRI Note	3,500	3,500
	$28,219	$28,335
Less: current maturities	573	557
TRI long-term debt	$27,646	$27,778

Line of credit	$35,000	$19,332
Delayed draw term loan	49,750	20,000
Duluth long-term debt	$84,750	$39,332

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

Line of Credit

On May 17, 2018, the Company entered into a credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit (the “Revolver”), and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL was available to draw upon in differing amounts through May 17, 2020 and matures on May 17, 2023. Outstanding balances under the DDTL require quarterly principal payments with a final balloon payment at maturity. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement.

On April 30, 2020, the Credit Agreement was amended to include an incremental DDTL of $20.5 million (the “Incremental DDTL”) that is available to draw upon before March 31, 2021, and matures on April 29, 2021, for a total credit facility of $150.5 million. As of May 3, 2020, no amount of the incremental DDTL was funded. The loan covenants were also amended to allow for greater flexibility during its peak borrowing periods in fiscal 2020. The interest rate applicable to the Revolver or DDTL will be a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR (with a 1% floor) for such interest period plus a margin of 225 to 300 basis points, based upon the Company’s rent adjusted leverage ratio (effective rate of 3.6% for both the Revolver and DDTL at May 3, 2020). The interest rate applicable to the Incremental DDTL will also be a fixed rate over the aforementioned interest periods equal to LIBOR (with a 1% floor) for such interest period plus a margin of 275 to 350 basis points.

As of May 3, 2020 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 3, 2020	February 2, 2020
(in thousands)
Salaries and benefits	$3,736	$2,775
Deferred revenue	7,890	9,946
Freight	5,544	5,404
Product returns	3,688	3,508
Catalog costs	49	542
Unpaid purchases of property & equipment	937	971
Accrued advertising	8,016	633
Other	5,665	5,685
Total accrued expenses and other current liabilities	$35,525	$29,464

5.    FAIR VALUE

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

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the three months ended May 3, 2020, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matter of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

May 3, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,147	$—	$446	$5,701

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. The Company assessed the unrealized loss position as of May 3, 2020 and determined that the Company is expected to recover the entire amortized cost basis of the available-for-sale security.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accordingly, no other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended May 3, 2020.

February 2, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,178	$254	$—	$6,432

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of May 3, 2020.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$135	$111
After one year through five years	933	813
After five years through ten years	1,469	1,348
After ten years	3,610	3,429
Total	$6,147	$5,701

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	May 3, 2020		February 2, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$28,219	$27,094	$28,335	$30,238

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

As of May 3, 2020 and February 2, 2020, the carrying values of the long-term delayed draw term loan and long-term line of credit both approximated their fair value.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of May 3, 2020 and February 2, 2020.

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

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of May 3, 2020 and February 2, 2020:

	May 3, 2020	February 2, 2020
(in thousands)
Cash	$300	$279
Property and equipment, net	25,826	25,981
Total assets	$26,126	$26,260

Other current liabilities	$117	$91
Current maturities of long-term debt	573	557
TRI Long-term debt	27,646	27,778
Noncontrolling interest in VIE	(2,210)	(2,166)
Total liabilities and shareholders' equity	$26,126	$26,260

7.    LOSS PER SHARE

Loss per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock. The reconciliation of the numerator and denominator of the basic and diluted loss per share calculation is as follows:

	Three Months Ended
	May 3, 2020	May 5, 2019
(in thousands, except per share data)
Numerator - net loss attributable to controlling interest	$(15,135)	$(7,572)
Denominator - weighted average shares (Class A and Class B)
Basic	32,372	32,281
Dilutive shares	—	—
Diluted	32,372	32,281
Loss per share (Class A and Class B)
Basic	$(0.47)	$(0.23)
Diluted	$(0.47)	$(0.23)

The computation of diluted loss per share for the three months ended May 3, 2020 and May 5, 2019, excluded 0.1 million and 0.3 million shares of unvested restricted stock respectively,  because their inclusion would be anti-dilutive due to a net loss.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.4 million for the three months ended May 3, 2020 and May 5, 2019. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the three months ended May 3, 2020 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 2, 2020	192,094	$17.71
Granted	199,319	8.29
Vested	(49,922)	18.93
Forfeited	(730)	18.00
Outstanding at May 3, 2020	340,761	$12.02

At May 3, 2020, the Company had unrecognized compensation expense of $3.2 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 3.3 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 3, 2020	February 2, 2020
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	43,555	42,518
Buildings	35,903	35,903
Vehicles	161	161
Warehouse equipment	14,200	14,219
Office equipment and furniture	49,219	48,274
Computer equipment	7,538	7,432
Software	27,354	26,538
	182,416	179,531
Accumulated depreciation and amortization	(59,096)	(53,255)
	123,320	126,276
Construction in progress	13,933	10,795
Property and equipment, net	$137,253	$137,071

10.    REVENUE

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods. Revenue for merchandise that is shipped to our customers from our distribution centers and stores is recognized upon shipment. Store revenue is recognized at the point of sale, net of returns, and excludes taxes. Shipping and processing revenue generated from customer orders are included as a component of net sales and shipping and processing expense, including handling expense, is included as a component of selling, general and administrative expenses. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Sales disaggregated based upon sales channel is presented below.

	May 3, 2020	May 5, 2019
(in thousands)
Direct-to-consumer	$86,530	$65,701
Stores	23,387	48,543
	$109,917	$114,244

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	May 3, 2020	February 2, 2020
(in thousands)
Contract assets	$1,922	$1,932
Contract liabilities	$7,733	$9,790

Revenue from gift cards is recognized when the gift card is redeemed by the customer for merchandise, or as a gift card breakage, an estimate of gift cards which will not be redeemed. The Company does not record breakage revenue when escheat liability to the relevant jurisdictions exists. Gift card breakage is recorded within Net sales on the Company’s consolidated statement of operations. The following table provides the reconciliation of the contract liability related to gift cards:

	May 3, 2020	May 5, 2019
(in thousands)
Balance as of Beginning of Period	$9,790	$8,508
Gift cards sold	1,545	2,067
Gift cards redeemed	(2,606)	(3,075)
Gift card breakage	(996)	-
Balance as of May 3, 2020 and May 5, 2019, respectively	$7,733	$7,500

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 25% for the three months ended May 3, 2020 and 26% for the three months ended May 5, 2019. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

On March 27, 2020 the United States enacted the CARES Act (the “Act”) to combat the negative economic impact of COVID-19. The CARES Act includes several provisions aimed at assisting corporate taxpayers, including correcting the drafting error from the Tax Cuts and Jobs Act related to the tax life for qualified improvement property, loosening of the interest deduction limitation in the 2019 and 2020 tax years and including the allowance of a five-year carryback for net operating losses originating in the 2018, 2019 and 2020 tax years. The effective tax rate for the three months ended May 3, 2020 was not materially impacted by the Act, but the Company is continuing to evaluate the Act’s provisions and how certain decisions may impact the Company’s financial position, results of operations and disclosures in future periods.

DULUTH HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as “CECL”. In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. On November 15, 2019, the FASB issued ASU No. 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815, and Leases (Topic 842),” (ASU 2019-10”), which provides framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2019-10 amends the effective dates for ASU 2016-13 for smaller reporting companies with fiscal years beginning after December 15, 2022, and interim periods within those years. The Company expects to adopt ASU 2016-13 on January 30, 2023, the first day of the Company’s first quarter for the fiscal year ending January 28, 2024, the Company’s fiscal year 2023. The Company is evaluating the level of impact adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

13.    SUBSEQUENT EVENTS

Due to COVID-19 there have been mandates from federal, state and local authorities requiring forced closures of non-essential retailers, which could negatively impact the Company’s business. Although it is not possible to reliably estimate the length or severity of this outbreak and hence its financial impact, any significant reduction in customer visits to, and spending at, the Company’s stores caused by COVID-19 would result in loss of sales and profits and other material adverse effects.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020 (“2019 Form 10-K”).

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2020 is a 52-week period and ends on January 31, 2021. Fiscal 2019 was a 52-week period and ended on February 2, 2020. The three months of fiscal 2020 and fiscal 2019 represent our 13-week periods ended May 3, 2020 and May 5, 2019, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2019 Form 10-K and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: adverse changes in the economy or business conditions, including the adverse effects of the COVID-19 pandemic; prolonged effects of the COVID-19 on store traffic and disruptions to our supply chains and operations; our ability to maintain and enhance a strong brand image; our ability to successfully open new stores; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; the inability to maintain the performance of a maturing store portfolio; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold; natural disasters, unusually adverse weather conditions, boycotts and unanticipated events; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclose in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own omnichannel platform.  We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of May 3, 2020, we operated 59 retail store and three outlet stores.

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

A summary of our financial results is as follows:

•	Net sales in fiscal 2020 first quarter decreased by 3.8% over the prior year first quarter to $109.9 million, website and catalog net sales increased 31.7% and retail store net sales decreased 51.8%;
•	Net loss of $15.1 million in fiscal 2020 first quarter compared to the prior year first quarter net loss of $7.6 million;
•	Adjusted EBITDA of $(11.6) million in fiscal 2020 first quarter compared to the prior year first quarter Adjusted EBITDA of $(4.4) million; and
•	We opened one new store in fiscal 2020 first quarter, adding approximately 17,000 of gross square footage.

As of May 3, 2020, the inventory position, although primarily consisting of core non-seasonal products, does reflect a higher balance than historical levels due to purchase commitments made prior to scaling back new store openings and a general slowdown in sales growth over the past 18 months.

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

With a focus on profitability we are pursuing several strategies to continue our growth, including building brand awareness to continue customer acquisition, continuing selective retail expansion, selectively broadening assortments in certain men’s product categories and growing our women’s business.

We continue to grow our omnichannel distribution network which allows the consumer to interact with us through a consistent customer experience whether on the company website or at company stores. As we expand our distribution network, and in conjunction with assessing the similar nature of products sold, production process, distribution process, target customers and economic characteristics between segments, we have determined that the historical structure of separate reporting segments for direct and retail was no longer representative. Therefore, as of February 3, 2020, we have updated our segment reporting to one reportable external segment, consistent with our omnichannel business approach.

Our management’s discussion and analysis includes market sales metrics for our retail stores, website and catalog sales. Market areas are determined by a third-party that divides the United States and Puerto Rico into 280 unique geographical areas. Our store market sales metrics include sales from our retail stores, website and catalog. Our non-store market sales metrics include sales from our website and catalog.

COVID-19

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place.

The Company has focused on protecting the health and safety of our employees, customers and suppliers, working with our customers, landlords, suppliers and vendors to minimize potential disruptions and supporting our community, while managing our business in these unprecedented times. During the three months ended May 3, 2020, we took the following actions:

•	Temporarily closed all stores for a period of seven weeks;
•	Made operational changes to accommodate social distancing within our distribution centers;
•	Made work from home accommodations for corporate employees;
•

Amended our Credit Agreement to include an incremental delayed draw term loan of $20.5 million and amended the loan covenants to provide greater flexibility during peak borrowing periods in fiscal 2020;

•	Partnered with landlords, suppliers and vendors to materially reduce costs, extend payment terms and cancel merchandise receipts;
•	Initiated furloughs of varying lengths with benefits intact for 68% of salaried staff;
•	Reduced planned capital spend levels by 50% primarily by decreasing new store openings to four in fiscal 2020; and
•	Partnered with the American Red Cross to donate a portion of proceeds on key apparel items.

Our business operations and financial performance for the three months ended May 3, 2020 were impacted by the actions taken above. The Company recognized $1.6 million  (or $0.05 decrease to earnings per share) of non-recurring COVID-19 expenses during the quarter, as well as decreases in net revenue and decreases in overall profitability as compared to the prior year. While the business environment and above actions did impact current quarter results, our strong brand awareness and loyal customer base were evident by the surge in direct sales during the current quarter. Also, as of June 4, 2020, we have re-opened 58 of our 62 retail stores in some capacity and continue to actively evaluate all federal, state and local regulations to ensure compliance with additional store openings.

 The ultimate impact of COVID-19 on our operational and financial performance still depends on future developments outside of our control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread. Given the uncertainty, we cannot reasonably estimate the pace and timing of remaining store openings, traffic patterns as stores re-open and the impact on overall consumer demand.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results.

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Website and catalog sales are recognized upon shipment of the product and retail store sales are recognized at the point of sale. We also use net sales as one of the key financial metrics in determining our annual bonus compensation for our employees.

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

	Three Months Ended
	May 3, 2020	May 5, 2019
(in thousands)
Net sales	109,917	114,244
Cost of goods sold (excluding depreciation and amortization)	57,585	53,326
Gross profit	52,332	60,918
Selling, general and administrative expenses	71,306	70,609
Operating loss	(18,974)	(9,691)
Interest expense	1,350	841
Other income, net	59	204
Loss before income taxes	(20,265)	(10,328)
Income tax benefit	5,086	2,683
Net loss	(15,179)	(7,645)
Less: Net loss attributable to noncontrolling interest	(44)	(73)
Net loss attributable to controlling interest	$(15,135)	$(7,572)
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	52.4%	46.7%
Gross margin	47.6%	53.3%
Selling, general and administrative expenses	64.9%	61.8%
Operating loss	(17.3)%	(8.5)%
Interest expense	1.2%	0.7%
Other income, net	0.1%	0.2%
Loss before income taxes	(18.4)%	(9.0)%
Income tax benefit	4.6%	2.3%
Net loss	(13.8)%	(6.7)%
Less: Net loss attributable to noncontrolling interest	-%	(0.1)%
Net loss attributable to controlling interest	(13.8)%	(6.6)%

Three Months Ended May 3, 2020 Compared to Three Months Ended May 5, 2019

Net Sales

Net sales decreased $4.3 million, or 3.8%, to $109.9 million in the three months ended May 3, 2020 compared to $114.2 million in the three months ended May 5, 2019. The decrease was primarily due to a decrease in store market sales offset by an increase in non-store market sales.

Store market sales decreased $12.6 million, or 15.8%, to $67.2 million in the three months ended May 3, 2020 compared to $79.8 million in the three months ended May 5, 2019. The decrease was due to the temporary closure of all stores beginning on March 20, 2020 through May 3, 2020, partially offset by an increase in existing customers shifting from buying in-store to buying online. Non-store market sales increased $8.7 million, or 26.4%, to $41.5 million in the three months ended May 3, 2020 compared to $32.8 million in the three months ended May 5, 2019. The increase was driven by an increase in digital advertising to promote our online warehouse clearance and global sale events, coupled with extended free shipping offers.

Gross Profit

Gross profit decreased  $8.6 million, or 14.1%, to $52.3 million in the three months ended May 3, 2020 compared to $60.9 million in the three months ended May 5, 2019. As a percentage of net sales, gross margin decreased to 47.6% of net sales in the three months ended May 3, 2020, compared to 53.3% of net sales in the three months ended May 5, 2019.  The decrease in gross margin rate was driven by extending the clearance events and adding a new sitewide sale event to continue moving inventory during the period of store closures and uncertainty in customer demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.7 million, or 1.0%, to $71.3 million in the three months ended May 3, 2020 compared to $70.6 million in the three months ended May 5, 2019. Selling, general and administrative expenses as a percentage of net sales increased to 64.9% in the three months ended May 3, 2020, compared to 61.8% in the three months ended May 5, 2019.

The increase in selling, general and administrative expense was due to the aforementioned $1.6 million of non-recurring COVID-19 related expenses, increased retail overhead costs, increased digital advertising spend and shipping costs to support website sales along with increased depreciation expense for investments in technology, partially offset by reduced catalog spend.

Income Tax Benefit

Income tax benefit was $5.1 million in the three months ended May 3, 2020, compared to $2.7 million in the three months ended May 5, 2019. Our effective tax rate related to controlling interest was 25% for the three months ended May 3, 2020 compared to 26% for the three months ended May 5, 2019.

Net loss

Net loss was $15.1 million, in the three months ended May 3, 2020 compared to a net loss of $7.6 million in the three months ended May 5, 2019, primarily due to the factors discussed above.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	May 3, 2020	May 5, 2019
(in thousands)
Net loss	$(15,179)	$(7,645)
Depreciation and amortization	6,689	4,392
Interest expense	1,350	841
Amortization of build-to-suit operating leases capital contribution	199	214
Income tax benefit	5,086	2,683
EBITDA	$(12,027)	$(4,881)
Stock based compensation	463	474
Adjusted EBITDA	$(11,564)	$(4,407)

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased  $7.2 million to $(11.6) million in the three months ended May 3, 2020 compared to $(4.4) million in the three months ended May 5, 2019. As a percentage of net sales, Adjusted EBITDA decreased to (10.5)% of net sales in the three months ended May 3, 2020 compared to (3.9)% of net sales in the three months ended May 5, 2019.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At May 3, 2020, our net working capital was $114.4 million, including $8.9 million of cash and cash equivalents.

We expect to spend approximately $15.0 million in fiscal 2020 on capital expenditures, which is a 50% reduction from previous plans. Capital expenditures includes a total of approximately $8.0 million for new retail store expansion and point of sale upgrades.  We expect capital expenditures of approximately $2.0 million and starting inventory of $0.5 million to open a new store. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our amended borrowing facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	May 3, 2020	May 5, 2019
(in thousands)
Net cash used in operating activities	$(33,491)	$(13,111)
Net cash used in investing activities	(4,102)	(9,762)
Net cash provided by financing activities	44,653	22,358
Increase (decrease) in cash, cash equivalents and restricted cash	$7,060	$(515)

Net Cash used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization and, stock-based compensation and the effect of changes in operating assets and liabilities.

While our cash flows from operations for the three months ended May 3, 2020 is negative, despite disruptions due to COVID-19 and the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2020 to still be positive from operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the three months ended May 3, 2020, net cash used in operating activities was $33.5 million, which consisted of net loss of $15.2 million and cash used in operating assets and liabilities of $25.4 million, partially offset by non-cash depreciation and amortization of $6.7 million and stock based compensation of $0.5 million. The cash used in operating assets and liabilities of $25.4 million primarily consisted of a $27.2 million increase in inventory. The quarter-end inventory position, although primarily consisting of core non-seasonal products, does reflect a higher balance than historical levels due to purchase commitments made prior to scaling back new store openings and a general slowdown in sales growth over the past 18 months. Net cash used in operating activities was partially offset by a  $5.1 million increase in accrued expenses and deferred rent obligations, a $3.4 million decrease of income taxes payable and a $1.0 million decrease in deferred catalog costs.

For the three months ended May 5, 2019, net cash used in operating activities was $13.1 million, which consisted of net loss of $7.6 million, non-cash depreciation and amortization of $4.4 million and stock based compensation of $0.5 million, offset by cash used in operating assets and liabilities of $10.0 million. The cash used in operating assets and liabilities of $10.0 million primarily consisted of a $6.6 million increase in inventory, primarily due to the increase in the number of retail stores, a $5.3 million decrease in accrued expenses and deferred rent obligations and a $2.6 million increase in prepaid expenses and other current assets due to the adoption of the new lease accounting standard, a $2.3 million decrease in deferred catalog costs due to a shift in timing of early spring catalogs, and a $1.2 million increase in trade accounts payable due to timing of payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings and information technology.

For the three months ended May 3, 2020, net cash used in investing activities was $4.1 million and was primarily driven by capital expenditures of $4.1 million for new retail stores, as well as investments in information technology.

For the three months ended May 5, 2019, net cash used in investing activities was $9.8 million and was primarily driven by capital expenditures of $8.0 million for new retail store build-out, as well as investments in information technology, and $1.8 million of capital contributions towards our build-to-suit stores.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as payments on finance lease obligations.

For the three months ended May 3, 2020, net cash provided by financing activities was $44.6 million, primarily consisting of proceeds of $29.7 million, net from our term loan and proceeds of $15.7 million, net from our revolving line of credit to fund working capital.

For the three months ended May 5, 2019, net cash provided by financing activities was $22.4 million, primarily consisting of proceeds of $22.7 million, net from our revolving line of credit to fund working capital.

Line of Credit

On May 17, 2018, we entered into a credit agreement (the “Credit Agreement”) which provides for borrowings of up to $80.0 million on a revolving line of credit and an additional $50.0 million in a delayed draw term loan. The $80.0 million revolving line of credit matures on May 17, 2023 and we had the option to draw in various amounts on the $50.0 million term loan through May 17, 2020, with a maturity on May 17, 2023. On April 30, 2020, the Credit Agreement was amended to include an incremental delayed draw term loan of $20.5 million that is available to draw upon before March 31, 2021, and matures on April 29, 2021, for a total credit facility of $150.5 million.

As of May 3, 2020 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above and expects to be in compliance for the remainder of fiscal 2020.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2019 Form 10-K, except as discussed below.

Recently Adopted Accounting Pronouncements

On February 3, 2020, we adopted authoritative guidance related to accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract and elected the prospective transition. As such, the comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. Beginning with the first quarter of fiscal 2020, our financial results reflect adoption of the standard.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2019 Form 10-K. See Note 3 “Debt and Line of Credit,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to borrowings under our credit agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

There were no material impacts, due to COVID-19 and the resulting need to close our books remotely on our ability to maintain internal control over financial reporting and disclosure controls and procedures for the three months ended May 3, 2020.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2019 Form 10-K or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K, except as discussed below.

Our business, financial condition, and results of operations could be materially adversely affected by current civil unrest.

Our business, financial condition and results of operations could be adversely affected by current civil unrest.  The Company has had to temporarily close certain stores, as well as limit store operating hours.  Because our success, in part, depends on traffic to our retail stores, reduced levels of customer traffic at our stores could adversely impact our business, financial condition and results of operations.  Prolonged civil unrest could also impact our ability to successfully open new stores.  Further, if civil unrest impacts our distribution, our direct sales, in addition to retail sales, would be adversely affected.  We cannot presently estimate the impact of civil unrest on our business, financial condition, and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended May 3, 2020, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended May 3, 2020.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
February 3 - March 1, 2020	3,347	$8.54	—	$—
March 2 - April 5, 2020	7,968	6.58	—	—
April 6 - May 3, 2020	6,767	3.86	—	—
Total	18,082	$6.33	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1

Amendment No. 1, dated as of April 30, 2020, to Credit Agreement, dated as of May 17, 2018, among Duluth Holdings Inc., as the borrower, BMO Harris Bank N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the Other Lender party thereto, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Bookrunner*

10.2+

Letter Agreement, dated as of April 27, 2020, by and between Duluth Holdings Inc. and Allen L. Dittrich, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2020

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

Date: June 5, 2020
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ MICHAEL MURPHY
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)