Form 10-Q
period 2020-08-02
DULUTH HOLDINGS INC.
filed 2020-09-04
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2020

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of September 1, 2020, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of September 1, 2020, was 29,452,449.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED August 2, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	August 2, 2020	February 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$19,005	$2,189
Receivables	2,095	1,470
Income taxes receivable	3,780	—
Inventory, less reserves of $606 and $1,826, respectively	167,584	147,849
Prepaid expenses & other current assets	9,075	9,503
Prepaid catalog costs	254	1,181
Total current assets	201,793	162,192
Property and equipment, net	136,448	137,071
Operating lease right-of-use assets	114,211	120,431
Finance lease right-of-use assets, net	45,920	46,677
Restricted cash	163	51
Available-for-sale security	6,004	6,432
Other assets, net	1,644	1,196
Total assets	$506,183	$474,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	August 2, 2020	February 2, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$40,141	$33,053
Accrued expenses and other current liabilities	28,816	29,464
Income taxes payable	—	3,427
Current portion of operating lease liabilities	10,411	10,674
Current portion of finance lease liabilities	1,664	1,600
Current portion of Duluth long-term debt	2,500	1,000
Current maturities of TRI long-term debt	589	557
Total current liabilities	84,121	79,775
Operating lease liabilities, less current maturities	101,506	106,120
Finance lease liabilities, less current maturities	36,934	37,434
Duluth long-term debt, less current maturities	77,000	38,332
TRI long-term debt, less current maturities	27,512	27,778
Deferred tax liabilities	11,710	8,505
Total liabilities	338,783	297,944
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of August 2, 2020 and February 2, 2020	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of August 2, 2020 and February 2, 2020	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,500 shares issued and 29,450 shares outstanding as of August 2, 2020 and 29,191 shares issued and 29,172 shares outstanding as of February 2, 2020	—	—
Treasury stock, at cost; 50 and 19 shares as of August 2, 2020 and February 2, 2020, respectively	(581)	(407)
Capital stock	91,921	90,902
Retained earnings	78,395	87,589
Accumulated other comprehensive income	(82)	188
Total shareholders' equity of Duluth Holdings Inc.	169,653	178,272
Noncontrolling interest	(2,253)	(2,166)
Total shareholders' equity	167,400	176,106
Total liabilities and shareholders' equity	$506,183	$474,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net sales	$137,375	$121,963	$247,292	$236,207
Cost of goods sold (excluding depreciation and amortization)	64,903	57,159	122,488	110,485
Gross profit	72,472	64,804	124,804	125,722
Selling, general and administrative expenses	62,680	61,069	133,986	132,091
Operating income (loss)	9,792	3,735	(9,182)	(6,369)
Interest expense	1,778	1,203	3,128	1,631
Other (loss) income, net	(250)	(8)	(191)	196
Income (loss) before income taxes	7,764	2,524	(12,501)	(7,804)
Income tax expense (benefit)	1,866	678	(3,220)	(2,005)
Net income (loss)	5,898	1,846	(9,281)	(5,799)
Less: Net loss attributable to noncontrolling interest	(43)	(90)	(87)	(163)
Net income (loss) attributable to controlling interest	$5,941	$1,936	$(9,194)	$(5,636)
Basic earnings (loss) per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,445	32,288	32,408	32,253
Net income (loss) per share attributable to controlling interest	$0.18	$0.06	$(0.28)	$(0.17)
Diluted earnings (loss) per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,445	32,399	32,408	32,253
Net income (loss) per share attributable to controlling interest	$0.18	$0.06	$(0.28)	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net income (loss)	$5,898	$1,846	$(9,281)	$(5,799)
Other comprehensive income
Securities available-for sale:
Unrealized security income (loss) arising during the period	335	—	(365)	—
Income tax expense (benefit)	87	—	(95)	—
Other comprehensive income	248	—	(270)	—
Comprehensive income (loss)	6,146	1,846	(9,551)	(5,799)
Comprehensive loss attributable to noncontrolling interest	(43)	(90)	(87)	(163)
Comprehensive income (loss) attributable to controlling interest	$6,189	$1,936	$(9,464)	$(5,636)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended August 2, 2020
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at February 2, 2020	32,536	$90,902	$(407)	$87,589	$188	$(2,166)	$176,106
Issuance of common stock	227	115	—	—	—	—	115
Stock-based compensation	—	434	—	—	—	—	434
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(18)	—	(107)	—	—	—	(107)
Other comprehensive income	—	—	—	—	(518)	—	(518)
Net loss	—	—	—	(15,135)	—	(44)	(15,179)
Balance at May 3, 2020	32,744	$91,451	$(514)	$72,454	$(330)	$(2,210)	$160,851
Issuance of common stock	98	98	—	—	—	—	98
Stock-based compensation	—	372	—	—	—	—	372
Restricted stock forfeitures	(15)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(13)	—	(67)	—	—	—	(67)
Other comprehensive income	—	—	—	—	248	—	248
Net income (loss)	—	—	—	5,941	—	(43)	5,898
Balance at August 2, 2020	32,814	$91,921	$(581)	$78,395	$(82)	$(2,253)	$167,400

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

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	August 2, 2020	August 4, 2019
Cash flows from operating activities:
Net loss	$(9,281)	$(5,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,292	9,405
Stock based compensation	881	1,029
Deferred income taxes	3,300	(694)
Loss on disposal of property and equipment	321	—
Changes in operating assets and liabilities:
Receivables	(625)	606
Income taxes receivable	(3,780)	(2,331)
Inventory	(19,735)	(17,164)
Prepaid expense & other current assets	2,594	1,508
Deferred catalog costs	927	1,935
Trade accounts payable	3,360	10,766
Income taxes payable	(3,427)	(218)
Accrued expenses and deferred rent obligations	(1,556)	(7,088)
Noncash lease impacts	927	—
Net cash used in operating activities	(12,802)	(8,045)
Cash flows from investing activities:
Purchases of property and equipment	(8,842)	(13,773)
Capital contributions towards build-to-suit stores	(357)	(3,013)
Principal receipts from available-for-sale security	64	56
Change in other assets	—	17
Net cash used in investing activities	(9,135)	(16,713)
Cash flows from financing activities:
Proceeds from line of credit	52,484	104,871
Payments on line of credit	(41,816)	(76,413)
Proceeds from delayed draw term loan	30,000	—
Payments on delayed draw term loan	(500)	—
Payments on TRI long term debt	(234)	(240)
Payments on finance lease obligations	(793)	(273)
Shares withheld for tax payments on vested restricted shares	(174)	(313)
Other	(102)	197
Net cash provided by financing activities	38,865	27,829
Increase in cash, cash equivalents and restricted cash	16,928	3,071
Cash, cash equivalents and restricted cash at beginning of period	2,240	3,085
Cash, cash equivalents and restricted cash at end of period	$19,168	$6,156
Supplemental disclosure of cash flow information:
Interest paid	$3,151	$1,712
Income taxes paid	$40	$562
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$2,451	$509

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

The Company has historically identified two operating segments, direct and retail. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company initiated its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of August 2, 2020, the Company operated 59 retail stores and three outlet stores. The Company identifies its operating segments according to how its business activities are managed and evaluated. The Company continues to grow its omnichannel distribution network which allows the consumer to interact with the Company through a consistent customer experience whether on the Company website or at Company stores. As the Company expands its distribution network, and in conjunction with assessing the similar nature of products sold, production process, distribution process, target customers and economic characteristics between the two segments, the Company determined that the historical structure of separate reporting segments for direct and retail was no longer representative. Therefore, as of February 3, 2020, the Company updated its segment reporting to one reportable external segment, consistent with the Company’s omnichannel business approach. The Company’s revenues generated outside the United States were insignificant.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2020 is a 52-week period and ends on January 31, 2021. Fiscal 2019 was a 52-week period and ended on February 2, 2020. The three and six months of fiscal 2020 and fiscal 2019 represent the Company’s 13 and 26-week periods ended August 2, 2020 and August 4, 2019, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended August 2, 2020 and August 4, 2019 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended August 2, 2020 and August 4, 2019. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2020.

C.    COVID-19

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the three and six months ended August 2, 2020 were impacted by COVID-19. These impacts are discussed within these notes to the condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The ultimate impact of COVID-19 on our operational and financial performance still depends on future developments outside of our control. Given the uncertainty, we cannot reasonably estimate the continued impact on our business and whether that impact will be different than what we have already experienced.

D.    Impairment Analysis

The Company determined that the effects of COVID-19 may represent indicators of asset impairment, and as a result, performed interim impairment assessments for the Company’s intangible assets, long-lived assets and goodwill at May 3, 2020. Due to the nature of the Company’s intangible assets balance, the Company concluded that no indicators of impairment were present. In the first fiscal quarter of 2020, the Company performed undiscounted cash flow analyses on certain long-lived assets, including retail stores at the individual store level and determined that the estimated undiscounted future cash flows exceeded the net carrying values. The Company also performed an additional qualitative assessment of goodwill as of May 3, 2020 and determined that it was more likely than not that the fair value of these assets was greater than their carrying value.

Based on these assessments, the Company concluded that no impairment losses had been incurred. However, the Company cannot predict the future impact or duration of the negative effect of COVID-19 and as a result, cannot reasonably predict the probability or amount of impairment losses that may be incurred in future periods.

There were no triggering events or long-lived asset impairments charges recorded for the three months ended August 2, 2020.

E.    Inventory Valuation

Inventory, consisting of purchased product, is valued at the lower of cost and net realizable value, under the first-in, first-out method. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. Both estimates have calculations that require the Company to make assumptions and apply judgement regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. Inventory is adjusted periodically to reflect current market conditions, which requires management’s judgement that may significantly affect the ending inventory valuation, as well as gross margin.

The reserve for inventory shrinkage is adjusted to reflect the trend of historical physical inventory count results. The Company performs its retail store physical inventory counts in July and the difference between actual and estimated shrinkage, recorded in Cost of goods sold, may cause fluctuations in second fiscal quarter results.

F.    Other Assets, net

Other assets, net includes goodwill, loan origination fees, trade names, security deposits and prepaid expenses. Goodwill was $0.4 million as of August 2, 2020 and February 2, 2020. The Company’s other intangible asset, net of accumulated amortization was $0.3 million as of August 2, 2020 and February 2, 2020. Accumulated amortization was $0.3 million as of August 2, 2020 and February 2, 2020.

G.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

H.    Restricted Cash and Reconciliation of cash and cash equivalents and restricted cash to the condensed statement of cash flows

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

	August 2, 2020	February 2, 2020
(in thousands)
Cash and cash equivalents	$19,005	$2,189
Restricted Cash	163	51
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$19,168	$2,240

I. Reclassifications

Certain reclassifications have been made to the 2019 financial statements in order to conform to the 2020 presentation. There were no changes to previously reported shareholders' equity or net income (loss) as a result of the reclassifications.

J.    Significant Accounting Policies

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

The Company leases retail space under non-cancelable lease agreements, which expire on various dates through 2036. Substantially all of these arrangements are store leases. Store leases generally have initial lease terms ranging from five years to fifteen years with renewal options and rent escalation provisions. At the commencement of a lease, the Company includes only the initial lease term as the option to extend is not reasonably certain. The Company does not record leases with a lease term of 12 months or less on the Company’s consolidated balance sheets.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Due to the adverse impacts of COVID-19, the Company has negotiated rent deferral and payback periods with a number of the Company’s store landlords for the months of April and May 2020. Based on the guidance set forth in the Financial Accounting Standards Board (“FASB”) issued Staff Q&A “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” the Company has accounted for these deferrals as if no changes to the lease contract were made and will not elect to apply the lease modification guidance under ASC 842. As of August 2, 2020 the Company has deferred rent of approximately $1.1 million which was recorded within accrued expenses and other current liabilities and will be paid in accordance with the concession arrangements.

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Six Months Ended
	of Operations	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$908	$451	$1,565	$626
Interest on lease liabilities	Interest expense	435	309	873	434
Total finance lease expense		$1,343	$760	$2,438	$1,060
Operating lease expense	Selling, general and administrative expenses	$4,495	$3,609	$8,631	$7,159
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	3,624	265	3,948	479
Variable lease expense	Selling, general and administrative expenses	2,277	2,040	4,038	3,652
Total lease expense		$11,739	$6,674	$19,055	$12,350

Other information related to leases were as follows:

	Six Months Ended	Six Months Ended
	August 2, 2020	August 4, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$793	$273
Operating cash flows from finance leases	$873	$434
Operating cash flows from operating leases	$7,607	$6,384

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$26,559
Operating leases	$358	$5,939

Weighted-average remaining lease term (in years):
Finance leases	14	15
Operating leases	10	10

Weighted-average discount rate:
Finance leases	4.5%	4.5%
Operating leases	4.3%	4.3%

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments under the non-cancellable leases are as follows as of August 2, 2020:

Fiscal year	Finance	Operating
(in thousands)
2020 (remainder of fiscal year)	$1,670	$7,501
2021	3,368	14,881
2022	3,340	15,092
2023	3,362	15,283
2024	3,542	14,206
Thereafter	37,519	70,828
Total future minimum lease payments	$52,801	$137,791
Less – Discount	14,203	25,874
Lease liability	$38,598	$111,917

3.    DEBT AND LINE OF CREDIT

Debt consists of the following:

	August 2, 2020	February 2, 2020
(in thousands)
TRI Senior Secured Note	$24,601	$24,835
TRI Note	3,500	3,500
	$28,101	$28,335
Less: current maturities	589	557
TRI long-term debt	$27,512	$27,778

Duluth Line of credit	$30,000	$19,332
Duluth Delayed draw term loan	49,500	20,000
	$79,500	$39,332
Less: current maturities	2,500	1,000
Duluth long-term debt	$77,000	$38,332

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 30, 2020, the Credit Agreement was amended to include an incremental DDTL of $20.5 million (the “Incremental DDTL”) that is available to draw upon before March 31, 2021, and matures on April 29, 2021, for a total credit facility of $150.5 million. As of August 2, 2020, no amount of the incremental DDTL was funded. The loan covenants were also amended to allow for greater flexibility during its peak borrowing periods in fiscal 2020. The interest rate applicable to the Revolver or DDTL will be a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR (with a 1% floor) for such interest period plus a margin of 225 to 300 basis points, based upon the Company’s rent adjusted leverage ratio (effective rate of 3.5% for the Revolver and 3.6% for the DDTL at August 2, 2020). The interest rate applicable to the Incremental DDTL will also be a fixed rate over the aforementioned interest periods equal to LIBOR (with a 1% floor) for such interest period plus a margin of 275 to 350 basis points.

As of August 2, 2020 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	August 2, 2020	February 2, 2020
(in thousands)
Salaries and benefits	$4,139	$2,775
Deferred revenue	7,749	9,946
Freight	4,946	5,404
Product returns	3,966	3,508
Catalog costs	—	542
Unpaid purchases of property & equipment	908	971
Accrued advertising	821	633
Other	6,287	5,685
Total accrued expenses and other current liabilities	$28,816	$29,464

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

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the six months ended August 2, 2020, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

August 2, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,115	$—	$111	$6,004

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment. The Company assessed the unrealized loss position as of August 2, 2020 and determined that the Company is expected to recover the entire amortized cost basis of the available-for-sale security.

Accordingly, no other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the six months ended August 2, 2020.

February 2, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,178	$254	$—	$6,432

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of August 2, 2020.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$139	$133
After one year through five years	956	926
After five years through ten years	1,500	1,469
After ten years	3,520	3,476
Total	$6,115	$6,004

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	August 2, 2020		February 2, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$28,101	$28,141	$28,335	$30,238

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

As of August 2, 2020 and February 2, 2020, the carrying values of the long-term delayed draw term loan and long-term line of credit both approximated their fair value.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of August 2, 2020 and February 2, 2020.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of August 2, 2020 and February 2, 2020:

	August 2, 2020	February 2, 2020
(in thousands)
Cash	$321	$279
Property and equipment, net	25,671	25,981
Total assets	$25,992	$26,260

Other current liabilities	$144	$91
Current maturities of long-term debt	589	557
TRI Long-term debt	27,512	27,778
Noncontrolling interest in VIE	(2,253)	(2,166)
Total liabilities and shareholders' equity	$25,992	$26,260

7.    EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and are considered only for dilutive earnings (loss) per share unless considered anti-dilutive. The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation is as follows:

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
(in thousands, except per share data)
Numerator - net income (loss) attributable to controlling interest	$5,941	$1,936	$(9,194)	$(5,636)
Denominator - weighted average shares (Class A and Class B)
Basic	32,445	32,288	32,408	32,253
Dilutive shares	—	111	—	—
Diluted	32,445	32,399	32,408	32,253
Earnings (loss) per share (Class A and Class B)
Basic	$0.18	$0.06	$(0.28)	$(0.17)
Diluted	$0.18	$0.06	$(0.28)	$(0.17)

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of diluted earnings (loss) per share excluded (0.1) million shares of unvested restricted stock for the three months ended August 2, 2020, because the inclusion of dilutive potential common shares outstanding would be anti-dilutive. The computation of diluted earnings (loss) per share excluded (0.1) million and 0.2 million shares of unvested restricted stock for the six months ended August 2, 2020 and August 4, 2019, respectively because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.4 million and $0.8 for the three and six months ended August 2, 2020, respectively and $0.5 million and $0.9 million for the three and six months ended August 4, 2019, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the six months ended August 2, 2020 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 2, 2020	192,094	$17.71
Granted	278,675	7.16
Vested	(111,654)	17.26
Forfeited	(15,996)	10.10
Outstanding at August 2, 2020	343,119	$12.02

At August 2, 2020, the Company had unrecognized compensation expense of $2.8 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 3.2 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 2, 2020	February 2, 2020
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	43,114	42,757
Buildings	35,905	35,903
Vehicles	161	161
Warehouse equipment	14,010	14,279
Office equipment and furniture	49,218	48,352
Computer equipment	7,857	7,871
Software	30,973	30,718
	185,724	184,527
Accumulated depreciation and amortization	(63,811)	(53,255)
	121,913	131,272
Construction in progress	14,535	5,799
Property and equipment, net	$136,448	$137,071

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
(in thousands)
Direct-to-consumer	$100,581	$60,267	$187,111	$125,968
Stores	36,794	61,696	60,181	110,239
	$137,375	$121,963	$247,292	$236,207

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	August 2, 2020	February 2, 2020
(in thousands)
Contract assets	$1,768	$1,932
Contract liabilities	$7,593	$9,790

Revenue from gift cards is recognized when the gift card is redeemed by the customer for merchandise, or as a gift card breakage, an estimate of gift cards which will not be redeemed. The Company does not record breakage revenue when escheat liability to the relevant jurisdictions exists. Gift card breakage is recorded within Net sales on the Company’s consolidated statement of operations. The following table provides the reconciliation of the contract liability related to gift cards for the six months ended:

	August 2, 2020	August 4, 2019
(in thousands)
Balance as of beginning of period	$9,790	$8,508
Gift cards sold	4,059	3,974
Gift cards redeemed	(5,211)	(5,552)
Gift card breakage	(1,045)	-
Balance as of end of period	$7,593	$6,930

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 24% for the three months ended August 2, 2020 and 26% for the six months ended August 2, 2020 and 26% for the three and six months ended August 4, 2019. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

On March 27, 2020 the United States enacted the CARES Act (the “Act”) to combat the negative economic impact of COVID-19. The CARES Act includes several provisions aimed at assisting corporate taxpayers, including correcting the drafting error from the Tax Cuts and Jobs Act related to the tax life for qualified improvement property, loosening of the interest deduction limitation in the 2019 and 2020 tax years and including the allowance of a five year carryback for net operating losses originating in the 2018, 2019 and 2020 tax years. The effective tax rate for the three and six months ended August 2, 2020 was not materially impacted by the Act, but the Company continues to evaluate the Act’s provisions and how certain decisions may impact the Company’s financial position, results of operations and disclosures in future periods.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2020 is a 52-week period and ends on January 31, 2021. Fiscal 2019 was a 52-week period and ended on February 2, 2020. The three and six months of fiscal 2020 and fiscal 2019 represent our 13 and 26-week periods ended August 2, 2020 and August 4, 2019, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2019 Form 10-K, Part II, Item 1A “Risk Factors” in our first quarter Form 10-Q and in this report on Form 10-Q and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: adverse changes in the economy or business conditions, including the adverse effects of the COVID-19 pandemic; prolonged effects of the COVID-19 on store traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand image; our ability to successfully open new stores; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; the inability to maintain the performance of a maturing store portfolio; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold; natural disasters, unusually adverse weather conditions, boycotts and unanticipated events; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclosed in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold exclusively through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of August 2, 2020, we operated 59 retail store and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales in fiscal 2020 second quarter increased by 12.6% over the prior year second quarter to $137.4 million, and net sales in the first six months of fiscal 2020 increased by 4.7% over the first six months of the prior year to $247.3 million;

•Net income of $5.9 million in fiscal 2020 second quarter compared to the prior year second quarter net income of $1.9 million and net loss in the first six months of fiscal 2020 of $9.2 million compared to the net loss in the first six months of fiscal 2019 of $5.6 million; and

•Adjusted EBITDA increased by 75.3% to $16.8 million in fiscal 2020 second quarter compared to the prior year second quarter Adjusted EBITDA of $9.6 million and adjusted EBITDA in the first six months of fiscal 2020 increased by 9.6% over the first six months of the prior year to $5.2 million.

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

With an emphasis on profitability we are pursuing several strategies to continue our growth, including building brand awareness to continue customer acquisition, continuing selective retail expansion, selectively broadening assortments in certain men’s product categories and growing our women’s business.

We continue to grow our omnichannel distribution network which allows the consumer to interact with us through a consistent customer experience whether on the company website or at company stores. As we expand our distribution network, and in conjunction with assessing the similar nature of products sold, production process, distribution process, target customers and economic characteristics between our sales channels, we have determined that the historical structure of separate reporting segments for direct and retail was no longer representative of the way in which we manage our business. Therefore, as of February 3, 2020, we have updated our segment reporting to one reportable external segment, consistent with our omnichannel business approach.

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

The Company has focused on protecting the health and safety of our employees, customers and suppliers, working with our customers, landlords, suppliers and vendors to minimize potential disruptions and supporting our community, while managing our business in these unprecedented times. The Company took the following significant actions during the first fiscal quarter as a response to the pandemic:

•Beginning March 20, 2020 temporarily closed all stores for a period of seven weeks;

•Made operational changes to accommodate social distancing within our distribution centers;

•Made work from home accommodations for corporate employees;

•Amended our Credit Agreement to include an incremental delayed draw term loan of $20.5 million and amended the loan covenants to provide greater flexibility during peak borrowing periods in fiscal 2020;

•Partnered with landlords, suppliers and vendors to materially reduce costs, extend payment terms and cancel merchandise receipts;

•Initiated furloughs of varying lengths with benefits intact for 68% of salaried staff;

•Began a six-month pay reduction for senior leadership ranging from 10 to 20 percent;

•The Company’s Chief Executive Officer (“CEO”) agreed to temporarily forgo his base salary starting March 22, 2020 through the end of fiscal 2020;

•Reduced planned capital spend levels by 50% primarily by decreasing new store openings to four in fiscal 2020; and

•Partnered with the American Red Cross to donate a portion of proceeds on key apparel items.

While the business environment and above actions have impacted our results for the first half of the fiscal year, our strong brand awareness and loyal customer base were evident by a continued surge in direct sales and improved profitability during the second fiscal quarter. As of June 15, 2020, all of our 62 retail stores have re-opened in some capacity, but prolonged COVID-19 safety concerns are expected to keep store traffic at subdued levels through fiscal 2020. In light of the Company’s better than expected year-to-date performance, the Board of Directors has decided to reinstate the Company’s CEO’s base salary effective October 19, 2020. Senior leadership’s pay reduction will also expire as originally planned on October 19, 2020.

The ultimate impact of COVID-19 on our operational and financial performance still depends on future developments outside of our control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand. We continue to actively evaluate all federal, state and local regulations to ensure compliance with store operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results.

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Direct-to-consumer sales are recognized upon shipment of the product and retail store sales are recognized at the point of sale. We also use net sales as one of the key financial metrics in determining our annual bonus compensation for our employees. The shipping thresholds allocated to us by our primary delivery provider, United Parcel Service (“UPS”), may not be sufficient for anticipated sales volume in the third and fourth quarter, which may affect our sales. We are considering adding additional shipping partners to mitigate these constraints on our shipping capacity.

Gross Profit

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves; inbound freight; and freight from our distribution centers to our retail stores. The primary drivers of the costs of individual goods are raw material costs. Depreciation and amortization are excluded from gross profit. We expect gross profit to increase to the extent that we successfully grow our net sales. Given the size of our sales through our direct-to-consumer sales channel relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset shipping and handling expense included in selling, general and administrative expenses. We have experienced declines in shipping and handling revenues, and this trend is expected to continue. Declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense. Our gross profit may not be comparable to other retailers, as we do not include distribution network and store occupancy expenses in calculating gross profit, but instead we include them in selling, general and administrative expenses.

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

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are advertising, marketing, rent/occupancy and payroll costs. While we expect these expenses to increase as we continue to open new stores, increase brand awareness and grow our organization to support our growing business, we believe these expenses will decrease as a percentage of sales over time. Our shipping and handling expenses are also expected to increase in the third and fourth quarter, in part because of additional surcharges during our peak holiday shopping season due to the expected strained distribution network. Management is considering adding additional shipping partners and working closely with UPS to mitigate the effect of these surcharges.

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

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
(in thousands)
Net sales	$137,375	$121,963	$247,292	$236,207
Cost of goods sold (excluding depreciation and amortization)	64,903	57,159	122,488	110,485
Gross profit	72,472	64,804	124,804	125,722
Selling, general and administrative expenses	62,680	61,069	133,986	132,091
Operating income (loss)	9,792	3,735	(9,182)	(6,369)
Interest expense	1,778	1,203	3,128	1,631
Other (loss) income, net	(250)	(8)	(191)	196
Income (loss) before income taxes	7,764	2,524	(12,501)	(7,804)
Income tax expense (benefit)	1,866	678	(3,220)	(2,005)
Net income (loss)	5,898	1,846	(9,281)	(5,799)
Less: Net loss attributable to noncontrolling interest	(43)	(90)	(87)	(163)
Net income (loss) attributable to controlling interest	$5,941	$1,936	$(9,194)	$(5,636)
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	47.2%	46.9%	49.5%	46.8%
Gross margin	52.8%	53.1%	50.5%	53.2%
Selling, general and administrative expenses	45.6%	50.1%	54.2%	55.9%
Operating income (loss)	7.1%	3.1%	(3.7)%	(2.7)%
Interest expense	1.3%	1.0%	1.3%	0.7%
Other (loss) income, net	(0.2)%	-%	(0.1)%	0.1%
Income (loss) before income taxes	5.7%	2.1%	(5.1)%	(3.3)%
Income tax expense (benefit)	1.4%	0.6%	(1.3)%	(0.8)%
Net income (loss)	4.3%	1.5%	(3.8)%	(2.5)%
Less: Net loss attributable to noncontrolling interest	-%	(0.1)%	-%	(0.1)%
Net income (loss) attributable to controlling interest	4.3%	1.6%	(3.7)%	(2.4)%

Three Months Ended August 2, 2020 Compared to Three Months Ended August 4, 2019

Net Sales

Net sales increased $15.4 million, or 12.6%, to $137.4 million in the three months ended August 2, 2020 compared to $122.0 million in the three months ended August 4, 2019. The increase was primarily due to an increase in non-store market sales slightly offset by a decrease in store market sales.

Non-store market sales increased $17.3 million, or 58.6%, to $46.8 million in the three months ended August 2, 2020 compared to $29.5 million in the three months ended August 4, 2019. The increase was driven by an increase in digital advertising to promote our Mother’s Day, Father’s Day and online warehouse clearance events. Store market sales decreased $1.6 million, or 1.8%, to $89.2 million in the three months ended August 2, 2020 compared to $90.9 million in the three months ended August 4, 2019. The decrease was due to the temporary closure of stores that continued from the first fiscal quarter until they re-opened beginning in the first week of May through the third week of June, partially offset by an increase in existing customers shifting from buying in-store to buying online.

Gross Profit

Gross profit increased $7.7 million, or 11.8%, to $72.5 million in the three months ended August 2, 2020 compared to $64.8 million in the three months ended August 4, 2019. As a percentage of net sales, gross margin decreased to 52.8% of net sales in the three months ended August 2, 2020, compared to 53.1% of net sales in the three months ended August 4, 2019. The decrease in gross margin rate was driven by promotional, clearance and sitewide sales events to continue moving inventory during the period of slower store traffic and uncertainty in customer demand. The decrease was partially offset by reduced store delivery costs from lower store sales volumes, lower product returns as well as favorable retail physical inventory count results during the three months ended August 2, 2020 as compared to the three months ended August 4, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.6 million, or 2.6%, to $62.7 million in the three months ended August 2, 2020 compared to $61.1 million in the three months ended August 4, 2019. Selling, general and administrative expenses as a percentage of net sales decreased to 45.6% in the three months ended August 2, 2020, compared to 50.1% in the three months ended August 4, 2019. The positive leverage was primarily due to shifting to a more efficient digital marketing approach as customer purchasing patterns migrated to online.

The increase in selling, general and administrative expense was due to increased shipping costs to support website sales, higher retail overhead costs driven by new store growth and increased depreciation expense associated with investments in technology, partially offset by reduced catalog spend and national TV advertising.

Income Tax Expense

Income tax expense was $1.9 million in the three months ended August 2, 2020, compared to $0.7 million in the three months ended August 4, 2019. Our effective tax rate related to controlling interest was 24% for the three months ended August 2, 2020 compared to 26% for the three months ended August 4, 2019.

Net Income

Net income was $5.9 million, in the three months ended August 2, 2020 compared to net income of $1.9 million in the three months ended August 4, 2019, primarily due to the factors discussed above.

Six Months Ended August 2, 2020 Compared to Six Months Ended August 4, 2019

Net Sales

Net sales increased $11.1 million, or 4.7%, to $247.3 million in the six months ended August 2, 2020 compared to $236.2 million in the six months ended August 4, 2019. The increase was primarily due to an increase in non-store market sales slightly offset by a decrease in store market sales.

Non-store market sales increased $25.9 million, or 41.7%, to $88.2 million in the six months ended August 2, 2020 compared to $62.3 million in the six months ended August 4, 2019. The increase was also primarily driven by an increase in digital advertising to promote our Mother’s Day, Father’s Day, online warehouse clearance and global sales events, coupled with extended free shipping offers. Store market sales decreased $14.2 million, or 8.3%, to $156.4 million in the six months ended August 2, 2020 compared to $170.6 million in the six months ended August 4, 2019. The decrease was due to the temporary closure of all stores beginning on March 20, 2020 until they re-opened beginning in the first week of May through the third week of June, partially offset by an increase in existing customers shifting from buying in-store to buying online.

Gross Profit

Gross profit decreased $0.9 million, or 0.7%, to $124.8 million in the six months ended August 2, 2020 compared to $125.7 million in the six months ended August 4, 2020. As a percentage of net sales, gross margin decreased to 50.5% of net sales in the six months ended August 2, 2020, compared to 53.2% of net sales in the six months ended August 4, 2019. The decrease in gross margin rate was driven by promotional events, extending clearance events and sitewide sales events to continue moving inventory during the period of store closures and uncertainty in customer demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.9 million, or 1.4%, to $134.0 million in the six months ended August 2, 2020 compared to $132.1 million in the six months ended August 4, 2019. Selling, general and administrative expenses as a percentage of net sales decreased to 54.2% in the six months ended August 2, 2020, compared to 55.9% in the six months ended August 4, 2019.

The drivers of the increase in selling, general and administrative expense were consistent with those for the three months ended August 2, 2020.

Income Tax Benefit

Income tax benefit was $3.2 million in the six months ended August 2, 2020, compared to $2.0 million in the six months ended August 4, 2019. Our effective tax rate related to controlling interest was 26% for both the six months ended August 2, 2020, and six months ended August 4, 2019, respectively.

Net Loss

Net loss was $9.2 million, in the six months ended August 2, 2020 compared to $5.6 million in the six months ended August 4, 2019, primarily due to the factors discussed above.

Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
(in thousands)
Net income (loss)	$5,898	$1,846	$(9,281)	$(5,799)
Depreciation and amortization	6,603	5,013	13,292	9,405
Interest expense	1,778	1,203	3,128	1,631
Amortization of build-to-suit operating leases capital contribution	198	265	397	479
Income tax expense (benefit)	1,866	678	(3,220)	(2,005)
EBITDA	$16,343	$9,005	$4,316	$3,711
Stock based compensation	418	555	881	1,029
Adjusted EBITDA	$16,761	$9,560	$5,197	$4,740

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $7.2 million, or 75.3%, to $16.8 million in the three months ended August 2, 2020 compared to $9.6 million in the three months ended August 4, 2019. As a percentage of net sales, Adjusted EBITDA increased to 12.2% of net sales in the three months ended August 2, 2020 compared to 7.8% of net sales in the three months ended August 4, 2019.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $0.5 million, or 9.6%, to $5.2 million in the six months ended August 2, 2020 compared to $4.7 million in the six months ended August 4, 2019. As a percentage of net sales, Adjusted EBITDA increased to 2.1% of net sales in the six months ended August 2, 2020 compared to 2.0% of net sales in the six months ended August 4, 2019.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At August 2, 2020, our net working capital was $117.7 million, including $19.0 million of cash and cash equivalents.

We continue to expect to spend approximately $15.0 million in fiscal 2020 on capital expenditures, which is a 50% reduction from the beginning of the fiscal year plan. Capital expenditures includes a total of approximately $8.0 million for new retail store expansion and point of sale upgrades. We expect capital expenditures of approximately $2.0 million and starting inventory of $0.5 million to open a new store. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	August 2, 2020	August 4, 2019
(in thousands)
Net cash used in operating activities	$(12,802)	$(8,045)
Net cash used in investing activities	(9,135)	(16,713)
Net cash provided by financing activities	38,865	27,829
Increase in cash, cash equivalents and restricted cash	$16,928	$3,071

Net Cash used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

While our cash flows from operations for the six months ended August 2, 2020 is negative, due in part to COVID-19 and in part to the seasonal nature of our business, we expect cash flows from operations for the full year fiscal 2020 to be positive based on operating performance and seasonal reductions in working capital during the fourth quarter of our fiscal year, which is consistent with previous full fiscal years.

For the six months ended August 2, 2020, net cash used in operating activities was $12.8 million, which consisted of net loss of $9.3 million and cash used in operating assets and liabilities of $21.3 million, partially offset by non-cash depreciation and amortization of $13.3 million, stock based compensation of $0.9 million and deferred income taxes of $3.3 million. The cash used in operating assets and liabilities of $21.3 million primarily consisted of a $19.7 million increase in inventory, primarily due to building of inventory for our peak season, partially offset by a $2.6 million decrease in prepaid expenses and other current assets and a $3.4 million increase in trade accounts payable.

For the six months ended August 4, 2019, net cash used in operating activities was $8.0 million, which primarily consisted of net loss of $5.8 million and cash used in operating assets and liabilities of $12.0 million, partially offset by non-cash depreciation and amortization of $9.4 million and stock based compensation of $1.0 million. The cash used in operating assets and liabilities of $12.0 million primarily consisted of a $17.2 million increase in inventory, primarily due to the increase in the number of retail stores and building of inventory for our peak season, a $10.8 million increase in trade accounts payable due to timing of payments, a $7.1 million decrease in accrued expenses and deferred rent obligations, and a $1.9 million decrease in deferred catalog costs due to a reduction in catalog circulation.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings and information technology.

For the six months ended August 2, 2020, net cash used in investing activities was $9.1 million and was primarily driven by capital expenditures of $8.8 million for new retail stores, as well as investments in information technology.

For the six months ended August 4, 2019, net cash used in investing activities was $16.7 million and was primarily driven by capital expenditures of $13.8 million for new retail stores and retail store build-out, as well as investments in information technology, and $3.0 million of capital contributions towards our build-to-suit stores.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debt, as well as payments on finance lease obligations.

For the six months ended August 2, 2020, net cash provided by financing activities was $38.9 million, primarily consisting of proceeds of $29.5 million, net from our term loan and proceeds of $10.7 million, net from our revolving line of credit to fund working capital.

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

As of August 2, 2020 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above and expects to be in compliance for the remainder of fiscal 2020.

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

There were no material impacts, due to COVID-19 and the resulting need to close our books remotely, on our ability to maintain internal control over financial reporting and disclosure controls and procedures for the six months ended August 2, 2020.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2019 Form 10-K, our first quarter fiscal 2020 Form 10-Q or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our fiscal 2019 Annual Report on Form 10-K or first quarter fiscal 2020 Form 10-Q, except as discussed below.

The Coronavirus pandemic may continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The outbreak of the Coronavirus (“COVID-19”) continues to affect our business operations and it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

As the pandemic continues, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which may continue to adversely affect traffic to our stores, results in further reduced store hours or result in store closures. Ongoing significant reductions in customer visits to, and spending at, our stores caused by COVID-19 would result in further loss of retail sales and profits and other material adverse effects.

The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

If the COVID-19 outbreak and the corresponding surge in online purchasing persists for an extended period of time, we expect there will be significant and material disruptions to our distribution network. In particular, our primary delivery provider, UPS, has increased surcharges and provided shipping thresholds that may not be sufficient based on potential volume during our peak holiday shopping season. As a result of greater competition for shipping capacity, our efforts to mitigate these reduced thresholds by engaging additional shipping partners may not be successful or may result in similar surcharges. Constraints on our shipping capacity and higher shipping costs may result in higher expenses, delayed shipments and lost sales that may have a material adverse effect on our business and results of operations.

These and other potential impacts of COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended August 2, 2020, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended August 2, 2020.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
May 4, 2020 - May 31, 2020	7,669	$3.87	—	$—
June 1, 2020 - July 5, 2020	132	7.36	—	—
July 6, 2020 - August 2, 2020	4,939	7.44	—	—
Total	12,740	$6.22	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2020
DULUTH HOLDINGS INC. (Registrant)
/s/ DAVID LORETTA
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ MICHAEL MURPHY
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)