Form 10-K
period 2021-01-31
DULUTH HOLDINGS INC.
filed 2021-03-26
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $84.3 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (August 2, 2020).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of March 23, 2021, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of March 23, 2021 was 29,548,011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of January 31, 2021 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•prolonged effects of the COVID-19 on store traffic and disruptions to our distribution network, supply chains and operations;

•our ability to maintain and enhance a strong brand and sub-brand image;

•our ability to successfully open new stores;

•effectively adapting to new challenges associated with our expansion into new geographic markets;

•our ability to meet customer delivery time expectations;

•natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events;

•generating adequate cash from our existing stores to support our growth;

•the impact of changes in corporate tax regulations and sales tax;

•identifying and responding to new and changing customer preferences;

•the success of the locations in which our stores are located;

•adapting to declines in consumer confidence and decreases in consumer spending;

•competing effectively in an environment of intense competition;

•our ability to adapt to significant changes in sales due to the seasonality of our business;

•price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold in global market constraints;

•the potential increase in price and availability of raw materials;

•our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;

•increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment;

•the susceptibility of the price and availability of our merchandise to international trade conditions;

•failure of our vendors and their manufacturing sources to use acceptable labor or other practices;

•our dependence upon key executive management or our inability to hire or retain the talent required for our business;

•failure of our information technology systems to support our current and growing business, before and after our planned upgrades;

•disruptions in our supply chain and distribution centers;

•our inability to protect our trademarks or other intellectual property rights;

•infringement on the intellectual property of third parties;

•acts of war, terrorism or civil unrest;

•the impact of governmental laws and regulations and the outcomes of legal proceedings;

•changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods;

•our ability to secure the personal and/or financial information of our customers and comply with the security standards for the credit card industry; and

•our failure to maintain adequate internal controls over our financial and management systems.

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

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “Duluth Holdings,” “Duluth Trading Co.,” “we,” “our” or “us” are used to refer to Duluth Holdings Inc.

The following discussion contains references to fiscal years 2020 and 2019, which refer to our fiscal years ended January 31, 2021 and February 2, 2020, respectively. Fiscal years 2020 and 2019 were 52-week periods.

Duluth Trading is a lifestyle brand of men’s and women’s casual wear, workwear and accessories primarily sold through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 31, 2021, we operated 62 retail stores and three outlet stores. In fiscal 2020, we opened a total of 4 retail stores adding approximately 60,000 gross square feet to our stores.

Duluth Trading was founded in 1989 when two brothers in the home construction industry were tired of dragging tools from job to job using discarded five-gallon drywall compound buckets. The two brothers were never satisfied with the status quo and believed “there’s gotta be a better way.” So, they invented the Bucket Boss® - a ruggedly durable canvas tool organizer that fits around a drywall bucket and transformed the way construction workers organized their tools. Capitalizing on their initial success, these brothers launched a catalog that later became known as Duluth Trading Company. Under the initial philosophy of “Job Tough, Job Smart,” this catalog was dedicated to improving and expanding on existing methods of tool storage, organization and transport. In December 2000, GEMPLER’S Inc., a Wisconsin corporation and an agricultural and horticultural supply catalog business founded and owned by Stephen L. Schlecht, acquired Duluth Trading and brought the two mail order companies together. Both catalogs had customers who worked outside and embraced the spirit of hands-on, self-reliant Americans. In February 2003, the GEMPLER’s catalog business was sold to W.W. Grainger (NYSE:GWW) and proceeds from that sale were used to fund the growth of Duluth Trading. With that transaction, GEMPLER’S changed its corporate name to Duluth Holdings Inc.

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

Our Growth Strategies

Our goal is to expand the reach of the Duluth Trading brand, using strategies that will further drive growth and profitability:

•Evolving into a Portfolio of Distinct Brands within the Duluth Trading Co. Ecosystem. At the center of Duluth Trading Co’s success has been the consistent ability to develop and grow our brands and sub-brands. We’ve used our unique combination of forward-thinking product development, memorable storytelling and direct relationship with the customer to evolve and grow the Duluth Trading Men’s sub-brand. We used the same formula on the Duluth Trading Women’s sub-brand and, more recently, the Alaskan Hardgear sub-brand. This continued success gives us the confidence to enter the next phase of our evolution: Duluth Trading Co. as a direct to consumer brand platform. We plan to leverage our infrastructure investments and direct marketing expertise to launch and grow closely guarded digitally native brands that cater to an ever-growing definition of a “can-do” customer. Men and Women across all walks of life can rely on Duluth Trading Co. portfolio of brands for quality, innovative products to support hands-on work, active hobbies and modern, self-reliant lifestyle. 40Grit and Best Made are our latest platform sub-brands. 40Grit is a workwear basics line tailored to our younger, more budget conscious consumer. Best Made is a premium offering with design-focused hardgoods and apparel. Over time, we will plan to add more sub-brands as we see whitespace or as acquisition opportunities emerge.

•Growing Sales in Existing Store and Non-Store Markets. Based on our experience to date, we believe the combination of our high brand awareness and agile digital advertising tools allow us to grow our business in both store markets and non-store markets, while also navigating through the unprecedented disruptions to store traffic that the COVID-19 pandemic brought on. Our significant shift between physical and digital channel sales in 2020, yet realizing growth in sales overall for the year, highlight the flexibility and resiliency of our direct order fulfillment model. Once we begin to return to normal retail operations, one of our top priorities will be to drive awareness of and traffic to our stores with total market growth being our primary goal.

We believe our retail stores provide ancillary marketing benefits by complementing our digital presence to enable brand discovery, experience and superior service. We believe that our customers’ desire to shop in stores, combined with the compelling unit economics of our existing retail stores, provide us with the opportunity to continue to grow our store market sales, but to be selective on new store formats and locations based on changing shopping behavior. We plan to scale our distribution model to meet customer’s expectations across brands in a cost-effective manner. We will also plan to develop strategic partnerships to extend the reach of our brands into new channels or to provide unique product offerings.

•Strengthening the Core Men’s Duluth Brand. We believe there is opportunity to fortify and grow our men’s business by selectively broadening our assortment in certain product categories that cement Duluth as the most innovative workwear destination. Our Duluth Trading Men’s sub-brand will remain focused on our long-standing key to success by introducing products that solve a problem and serve a purpose. Our Duluth Trading Men’s collection of workwear apparel and accessories includes our most well-known base layer and underwear category, where we will continue to develop innovative products in our Center for Underwear Advancement initiative.

•Growing Our Women’s Duluth Brand. We believe that we have a significant opportunity to continue to grow our Duluth Trading Women’s sub-brand through customer acquisition, and we plan to leverage all of our marketing tools to do so. We expect that our Duluth Trading Women’s sub-brand will continue to represent an increasing portion of our net sales, and accordingly, we are allocating a higher percentage of our total advertising budget to the women’s sub-brand. With our Duluth Women’s Brand relaunch in 2020, our focus shifted to hands-on capable women through our WAYFORGER™ customer features and Maker’s Collection of workwear. Also, our expansion of base layer basics featuring a broadened assortment of sizes and unique fabrications establish Duluth as the Destination for Comfort. We believe that as we continue to capture share in an increasingly fragmented women’s apparel market, our business will continue to grow and be driven by solution-based products that fits the Modern, Self-Reliant American Lifestyle and will appeal to a wider range of female customers.

Omnichannel

Our omnichannel business strategy allows our sales channels to work in synergy to seamlessly deliver a consistent brand experience to the customer, including consistent marketing, pricing and product presentation. All sales channels are fully integrated, including stores, website, catalogs and customer contact centers. Our omnichannel services include order-in-store, buy-online-pickup-in-store, and ship-from-store as well as retail store and mobile shopping experiences.

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

Our stable product assortment appeals to our customers for their everyday and on-the-job use. The majority of our products represent enduring styles that go beyond short-lived fashion trends. We believe many of our customers’ purchases are driven by our thoughtful design and high quality craftsmanship, and our best-selling styles tend to be items that carry over year to year with only minor updates.

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

We pursue our marketing strategy through multiple forms of media, which gives our products an identity and enhances our brand:

•Digital and Email Marketing. We employ a variety of digital and online advertising strategies. These efforts include display advertising, digital video advertising, search engine marketing and optimization and targeted email, which we send to customers to introduce new products and offer promotions on select merchandise.

•Television. We advertise on cable and broadcast television networks to build brand awareness for both men’s and women’s products and to reach a large, national audience. These advertisements feature both our animated characters and female models, and are intended to be humorous, irreverent and quirky in order to grab the viewer’s attention, while highlighting the particularly innovative, solution-based features of our core products and the Duluth Trading name.

•Social Media. We have an engaged social media community, which allows us to personally connect with our customers online, and we believe further raises brand awareness. We maintain a social media presence on Facebook, Instagram, Pinterest, YouTube and Twitter.

•Catalogs. Our catalogs are an important part of our heritage and represent a tangible vehicle for our authentic and humorous storytelling. Our catalogs serve as an important customer acquisition tool by driving visits to our website and retail stores.

Customer Service

We are committed to providing outstanding customer service and believe in treating our customers like next-door neighbors. Our retail stores are stocked with a comprehensive assortment of our products and staffed with knowledgeable and well trained sales associates. We stand behind all purchases with our “No Bull Guarantee.” Our call center is open for calls from 5 A.M. to 1 A.M. Central Time, seven days a week and is staffed with friendly, knowledgeable representatives dedicated to making every customer experience positive. As a convenience to our customers, we offer live chat through our website, which is available from 7 A.M. to 8 P.M. Central Time on weekdays and 8 A.M. to 5 P.M. Central Time on weekends.

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors. In fiscal 2020, 60% of our purchases came from our largest supplier, an agent partner in Hong Kong who manages multiple factories across Asia, including Cambodia, China, Indonesia and Vietnam. Approximately 10% of our purchases in fiscal 2020 came from our second largest supplier, which is based in Thailand. We believe sourcing inventory through these agents allows us to leverage the agents’ purchasing power with multiple factories, as well as transportation and logistics capabilities, allowing our internal team to focus on our core competencies of product development, storytelling and serving customers, rather than factory and mill management or logistics.

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

Distribution Centers

We operate distribution centers located in Belleville, Wisconsin and Dubuque, Iowa. We plan to open a new distribution center before the peak holiday shopping season in Salt Lake City, Utah to further expand our shipping capacity and store replenishment capabilities. The approximate square footage of each facility is included in Item 2 of Part I of this report. We also contracted with two third-party logistics (“3PLs”) centers in Sparks, Nevada and Carlisle, Pennsylvania. Our contracts with the 3PLs ended in the second quarter of fiscal 2020. Orders are generally assigned to the distribution center closest to the customer’s ship-to location.

Returns Center

We currently lease a warehouse space located in Verona, Wisconsin. The approximate square footage is included in Item 2 of Part I of this report. Our returns center handles the majority of direct-to-consumer sales returns.

Information Technology

We use technology to provide customer service, business process support and business intelligence across our sales channels. We continually aim to have more efficient supply chain and distribution systems operations. Our distributed order management systems provide us with omnichannel capabilities that have a global view of available-to-promise inventory management.

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

Employees

As of January 31, 2021, we employed 1,030 full-time and 1,947 part-time and flexible part-time employees, 1,630 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

Our business experiences seasonal fluctuations. Our net sales and net income are generally highest in the fourth fiscal quarter, which includes the holiday sales period. The following table presents net sales and net income for the fourth quarter as a percentage of the fiscal year.

	4Q	4Q Net Sales	4Q	4Q Net Income
Fiscal Year	Net Sales	% of Fiscal year	Net Income	% of Fiscal Year
(in thousands)
2020	$255,960	40.1%	$21,831	160.8%
2019	$259,649	42.2%	$24,375	128.8%

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

Additional Information

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company has focused on protecting the health and safety of our employees, customers and suppliers, working with our customers, landlords, suppliers and vendors to minimize potential disruptions and supporting our community, while managing our business in these unprecedented times. All retail stores were temporarily closed beginning March 20, 2020 and began re-opening the first week of May through the third week of June. All of our retail stores are open, but prolonged COVID-19 safety concerns have kept store traffic at subdued levels.

The ultimate impact of COVID-19 on our operational and financial performance still depends on future developments outside of our control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, international governments to prevent disease spread, and the availability, safety and efficiency of a vaccine. We continue to actively evaluate all federal, state and local regulations to ensure compliance with store operations.

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

Risks Related to the COVID-19 Global Pandemic

The Coronavirus pandemic may continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity, and cash flow for an extended period of time.

The outbreak of the Coronavirus (“COVID-19”) continues to affect our business operations and it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

As the pandemic continues, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which may continue to adversely affect traffic to our stores, result in further reduced store hours or result in store closures. Ongoing significant reductions in customer visits to, and spending at, our stores caused by COVID-19 would result in further loss of retail store sales and profits and other material adverse effects. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including the effectiveness and rollout timing of the vaccine, new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

These and other potential impacts of COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

Strategic Risks

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

Factors that could affect our ability to accurately forecast consumer demand for our products include:

•a failure in our solution-based design process to accurately identify the problems our customers are experiencing with commonly available apparel and gear or a lack of customer acceptance of new products or product features we design;

•customer unwillingness to attribute premium value to our new products or product features we design relative to the commonly available apparel and gear they were intended to replace;

•new, well-received product introductions by competitors;

•weak economic conditions or consumer confidence, which reduce demand for our products; and

•terrorism, civil unrest or acts of war, or the threat thereof, which adversely affect consumer confidence and spending and/or interrupt production and distribution of products and raw materials.

There can be no assurance that we will be able to successfully anticipate or identify our customers’ needs and preferences and design products and product features in response. These risks could have a material adverse effect on our brand as well as our results of operations and financial condition.

Our business depends on our ability to maintain strong brands and sub-brands. We may not be able to maintain and enhance the Duluth Trading brands if we receive unfavorable complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

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

Our expansion into new geographic markets could result in increased competitive, merchandising, distribution and other challenges. We may encounter difficulties in attracting customers in our new retail store locations due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, competition with new competitors or with existing competitors with a large, established market presence and seasonal differences in the market. Our ability to expand successfully into other geographic markets will depend on acceptance of our retail store experience by customers in those markets, including our ability to design our stores in a manner that resonates locally and to offer the correct product assortment to appeal to consumers in such markets. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business, results of operations and growth prospects may be materially adversely affected.

Furthermore, our retail stores may be located in regions that will be far from our Mount Horeb, Wisconsin headquarters and will require additional management time and attention. Failure to properly supervise the operation and maintain the consistency of the customer experience in those retail stores could result in loss of customers and potentially harm future net sales prospects.

The success of our direct-to-consumer channel depends on customers’ use of our digital platform, including our website, and response to catalogs and digital marketing; if our overall marketing strategies are not successful, including our maintenance of a robust customer list and ability to effectively customize our marketing efforts based on understanding customers preferences, our business and results of operations could be materially adversely affected.

The level of customer traffic and volume of customer purchases through our direct-to-consumer channel is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our products. If we are unable to maintain and increase customers’ use of our e-commerce platform, including our website, and the volume of purchases decline, our business and results of operations could be adversely affected.

Customer response to our digital marketing and catalogs is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom our digital marketing is directed and our catalogs are sent. Our maintenance of a robust customer list, which we believe includes desirable demographic characteristics for the products we offer, has also been a key component of our overall strategy. If the performance of our website, catalogs and email declines, or if our overall marketing strategy is not successful, our business, results of operations and stock price could be adversely affected.

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

Operational Risks

We rely on sources for merchandise located in foreign markets, and our business may therefore be adversely affected by legal, regulatory, economic and political risks associated with international trade and those markets.

Our reliance on suppliers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including:

•transportation delays and interruptions, including due to port congestion and the failure of suppliers or distributors to comply with import regulations;

•the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions, import/export laws and regulations, and local intellectual property laws and rights owned by third parties;

•changes in U.S. and non-U.S. laws (or changes in the enforcement of those laws) affecting the importation and taxation of goods, including disallowance of tax deductions for imported merchandise, imposition of unilateral tariffs on imported goods, duties, quotas, enhanced security measures at U.S. ports or imposition of new legislation relating to import quotas;

•economic and political instability in the countries and regions where our suppliers are located;

•compliance with U.S. and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;

•increases in shipping, labor, fuel, travel and other transportation costs;

•the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties;

•political instability and acts of terrorism; and

•the occurrence of a natural disaster, unusual weather conditions, or prolonged public health crises, epidemics or pandemics in foreign countries from which we source our products.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Wisconsin and Iowa. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health pandemics, such as the ongoing COVID-19 outbreak or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center or at points of export or import, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

Competitive pricing pressures with respect to shipping our products to our customers may harm our business and results of operations.

Given the size of our direct-to-consumer net sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset our shipping and handling expense included in selling, general and administrative expenses. Online and omnichannel retailers are increasing their focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. Higher direct-to-consumer net sales has and may continue to also result in additional peak surcharges assessed by our delivery partners. To remain competitive, we have been required to offer discounted, free or other more competitive shipping options to our customers, which has resulted in declines in our shipping and handling revenue and increased shipping and handling expense. We expect further declines in shipping and handling revenues as compared to prior years. Further declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as our Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense.

We rely on third-party service providers, such as UPS and the United States Postal Service (“USPS”), to deliver products purchased through our direct-to-consumer channel to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.

Relying on third-party service providers puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their inability to meet our shipping demands. For example, due to COVID-19, during the fourth quarter UPS increased surcharges and provided shipping thresholds, which were mitigated by engaging additional shipping partners during our peak selling season. Our efforts to mitigate the impact of future thresholds may not be successful or may result in similar surcharges. Moreover, we may be unable to obtain terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. In addition, if our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. We may be subject to shipping surcharges and thresholds during the peak holiday shopping season, which may have a negative impact on our earnings. These factors may negatively impact our financial condition and results of operations.

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

Our results of operations and financial condition are dependent on maintaining our e-commerce business and expanding our e-commerce business is an important part of our growth strategy. Dependence on our e-commerce business and its continued growth subjects us to certain risks, including:

•diversion of traffic from our stores;

•liability for online content;

•the need to keep pace with rapid technological change;

•government regulation of the Internet, including taxation; and

•threats to the computer systems that operate our website and related support systems, including viruses, malware and other malicious code, misconfiguration, systems failure or inadequacy, compromise or unauthorized access and similar disruptions.

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

The price and availability of raw materials may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather patterns, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Fluctuations in the price and availability of fuel, labor and raw materials, such as cotton, could affect our cost of goods and an inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability, while any related pricing actions might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may have an adverse impact on our cash flow and working capital needs as well as those of our suppliers.

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

Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

•our ability to manage the financial and operational aspects of our retail store growth strategy, including making appropriate investments in our software systems, information technology and operational infrastructure;

•our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to accurately determine consumer demand for our products in the locations we select;

•our ability to negotiate favorable lease agreements;

•our ability to properly assess the profitability and payback period of potential new retail store locations;

•the availability of financing on favorable terms;

•our ability to secure required governmental permits and approvals;

•our ability to abide by environmental standards;

•our ability to hire and train skilled store operating personnel, especially management personnel;

•the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

•our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are built;

•our ability to establish a supplier and distribution network able to supply new retail stores with inventory in a timely manner;

•our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;

•consumer demand for our products, which drives traffic to our retail stores; and

•general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

We rely on third parties to provide us with services in connection with certain aspects of our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business and results of operations.

We have entered into agreements with third parties for logistics services, information technology systems (including hosting our website), operating our call center during certain hours, software development and support, catalog production, select marketing services, processing gift card activity, distribution and packaging and employee benefits. Services provided by any of our third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a third party to provide us with services for which we have contracted on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

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

Our business is subject to seasonal influences, with increased net sales and net income realized during the fourth quarter of our fiscal year, which includes the holiday season. See Part I, Item 1 Business, under the heading “Seasonality,” for our net sales and net income realized during the fourth quarter of our fiscal year for each of the past three fiscal years.

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

As a result of holiday sales, inventories, accounts payable and borrowings under our revolving line of credit typically reach their highest levels in October or November of each year (other than as a result of cash flow provided by or used in investing and financing activities). Inventories, accounts payable and borrowings under our revolving line of credit then typically decline steadily during the holiday season, resulting in our cash typically reaching its highest level, and borrowings under our revolving line of credit reaching their lowest level, typically near December 31 of each year.

If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people, information systems and facilities and expand, train and manage our employee base. To support continued growth, we must effectively integrate, develop and motivate a large number of employees. Failure to improve and expand our infrastructure of employees may have a material adverse effect on our business, financial condition and operating results.

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

Financial Risks

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

We accept payments using a variety of methods, including credit cards, debit cards, Paypal, gift cards and physical bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers suffer a data breach, or become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our systems containing payment information are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments, and our business and operating results could be adversely affected.

We depend on cash generated from our operations to support our growth, which could strain our growth.

We primarily rely on cash flow generated from our direct-to-consumer and retail store sales and borrowings under our credit facility to fund our current operations and our growth initiatives. As we expand our business, we will need significant amounts of cash to pay our existing and future lease obligations, purchase inventory, pay personnel and invest in our infrastructure and facilities. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations and will require interest payments that would create additional cash demands and financial risk for us.

We maintain debt that could adversely affect our operating flexibility and put us at a competitive disadvantage.

The borrowings under our revolving credit facility typically peak during our third or fourth fiscal quarter.

Our level of debt and the limitations imposed on us by our credit agreement could have important consequences for investors, including the following:

•we may not be able to obtain additional debt financing for future working capital, capital expenditures, to support our growth plans, or other corporate purposes or may have to pay more for such financing;

•borrowings under our revolving credit facility are at a variable interest rate, making us more vulnerable to increases in interest rates; and

•we could be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions.

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

Legal, Tax, Compliance, Reputable and Other Risks

We may be subject to increased labor costs due to external factors, including changes in laws and regulations, and we may be subject to unionization, work stoppages or slowdowns.

Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, actions by our competitors with respect to compensation levels and changing demographics. Currently none of our employees are represented by a union, but our employees have the right to under the National Labor Relations Act. Changes that adversely impact our ability to meet our labor needs in a cost-effective manner could adversely affect our operating results. In addition, the employer mandate provisions of the Patient Protection and Affordable Health Care Act (the “PPACA”), changes in regulations under the PPACA, changes in federal and state minimum wage laws and other laws and regulations relating to employee benefits could cause us to incur additional wage and benefit costs, which could negatively impact our business, financial condition and results of operations.

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

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments have adopted, or begun to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and decrease our future sales, which could have an impact on our business, financial condition and results of operations.

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

Mr. Schlecht controls more than 50% of the total voting power of our common stock, and we are considered a controlled company under the NASDAQ corporate governance listing standards. As a controlled company, certain exemptions under the NASDAQ listing standards exempt us from the obligation to comply with certain NASDAQ corporate governance requirements, including the requirements:

•that a majority of our board of directors consist of independent directors, as defined under the rules of NASDAQ;

•that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Although we have a majority of independent directors on our board even though we will are a controlled company, there is no guarantee that we will not take advantage of this exemption in the future. Accordingly, as long as we are a controlled company, holders of our Class B common stock may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance requirements.

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our Class B common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our results of operations, particularly in our segment growth rates and margins;

•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

•changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•changes in our board of directors or management;

•sales of large blocks of our Class B common stock, including sales by our executive officers, directors and significant shareholders;

•lawsuits threatened or filed against us;

•changes in laws or regulations applicable to our business;

•changes in our capital structure, such as future issuances of debt or equity securities;

•short sales, hedging and other derivative transactions involving our capital stock;

•general economic conditions in the United States and abroad; and

•other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Provisions in our amended and restated articles of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. In addition to the dual class structure of our common stock, our amended and restated articles of incorporation and amended and restated bylaws include provisions that:

•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a shareholder rights plan;

•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at annual or special shareholder meetings.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of January 31, 2021.

Location	Number of Stores	Primary Use	Gross Sq Ft	Leased/Owned
Retail Stores
North East
Connecticut	1	Store	9,792	Leased
Maine	1	Store	12,951	Leased
Massachusetts	1	Store	16,360	Leased
New Jersey	1	Store	13,300	Leased
Pennsylvania	2	Store	34,945	Leased
Rhode Island	1	Store	14,528	Leased
Midwest
Illinois	3	Store	38,410	Leased
Indiana	1	Store	14,557	Leased
Iowa	1	Store	12,249	Leased
Kansas	1	Store	15,385	Leased
Michigan	3	Store	45,588	Leased
Minnesota	5	Store	63,563	Leased
Missouri	2	Store	27,692	Leased
Nebraska	1	Store	20,801	Leased
North Dakota	1	Store	14,557	Leased
Ohio	4	Store	58,420	Leased
South Dakota	1	Store	9,166	Leased
Wisconsin	4	Store	53,646	Leased
South
Alabama	2	Store	31,312	Leased
Arkansas	1	Store	15,656	Leased
Florida	1	Store	14,557	Leased
Georgia	1	Store	20,041	Leased
Kentucky	2	Store	28,582	Leased
North Carolina	2	Store	41,672	Leased
Oklahoma	1	Store	15,536	Leased
Tennessee	2	Store	27,325	Leased
Texas	6	Store	92,212	Leased
Virginia	2	Store	31,828	Leased
West
Alaska	1	Store	25,409	Leased
Colorado	3	Store	52,840	Leased
Oregon	2	Store	39,463	Leased
Utah	1	Store	15,602	Leased
Washington	1	Store	15,656	Leased
Leased to Open New Store
Cherry Hill, NJ1		Store	11,441	Leased
Other
Mount Horeb, WI		Photo Studio	7,000	Leased
Belleville, WI		Outlet store	17,890	Owned
Oshkosh, WI		Outlet store	12,777	Leased
Red Wing, MN		Outlet store	15,560	Leased
Mount Horeb, WI		Corporate headquarters	108,000	Leased
Belleville, WI		Distribution center	220,000	Owned
Dubuque, IA		Distribution center	220,685	Leased
Dubuque, IA		Distribution center	216,000	Leased
Salt Lake City, UT2		Distribution center	228,800	Leased
Verona, WI		Returns center	38,687	Leased
1To open in Q4 fiscal 2021
2To open in Q3 fiscal 2021

The leases on our retail stores expire at various times and are subject to renewal options and rent escalation provisions. We consider these properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

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

Information about our Executive Officers

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, except as disclosed below, arrangements or understandings between any officer and any other person pursuant to which the officer was selected. The information presented below is as of March 26, 2021.

Name	Age	Office
Stephen L. Schlecht	73

Mr. Schlecht is the founder of our Company and has served as Executive Chairman of the Board since February 2015 and as Chief Executive Officer since August 2019. Mr. Schlecht has served on our Board of Directors since our founding in 1986. Mr. Schlecht previously served as our Chairman of the Board of Directors and Chief Executive Officer from February 2003 to February 2015, as President from February 2003 to February 2012 and as President and Chief Executive Officer of GEMPLER’S, Inc., which he founded in 1986, until February 2003. Mr. Schlecht holds a B.S.B.A. degree and an M.B.A. from Northwestern University. Mr. Schlecht has over 50 years of experience in the direct marketing and retail industries and has extensive leadership experience and strategic vision. Mr. Schlecht is the father of Richard W Schlecht, our Senior Vice President of Product Development, Visual Merchandise and Creative.

David Loretta	53

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

Christopher M. Teufel	52

Mr. Teufel has served as our Senior Vice President of Information Technology and Logistics since February 2020 and served as Chief Information Officer from October 2017 to February 2020. He also previously served as our Vice President of Information Technology and Logistics from April 2019 to February 2020, and Chief Information Officer from October 2017 to April 2019. Mr. Teufel has also previously served as Vice President and Senior Director of Technology at Nordstrom from 2001 to April 2016. Mr. Teufel holds a B.S. in Accounting from the Daniels College of Business at the University of Denver.

David S. Homolka	54

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

Richard W. Schlecht	40

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

Shareholders of Record

As of March 22, 2021, there were approximately 92 holders of record, based upon data provided by our transfer agent, of our Class B common stock, one of whom is the sole holder of our Class A common stock. We believe the number of beneficial holders of the Company’s Class B common stock is in excess of this amount.

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

Management’s discussion focuses on fiscal 2020 results compared to fiscal 2019. Fiscal year 2020 and 2019 were 52-week periods. For a discussion of fiscal 2019 results compared to fiscal 2018, refer to the Company’s Annual Report on Form 10-K for the year ended February 2, 2020.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 31, 2021, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales in fiscal 2020 increased by 3.8% over the prior year to $638.8 million;

•Net income in fiscal 2020 decreased compared to the prior year to $13.4 million;

•Adjusted EBITDA in fiscal 2020 increased 6.8% over the prior year to $55.5 million; and

•Cash flow from operations in Fiscal 2020 increased to $55.8 million and Free Cash Flow increased $60.9 million over the prior year to $38.5 million.

See “Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

See “Free Cash Flow” section for a reconciliation of Net cash provided by operating activities to Free Cash Flow. See also the information under the heading “Free Cash Flow” in the section “How We Assess the Performance of Our Business” for our definition of Free Cash Flow.

With an emphasis on profitable growth we are pursuing several strategies, including building brand awareness to continue customer acquisition, continuing selective retail expansion, strengthening the core Men’s Duluth sub-brand and growing our Women’s Duluth sub-brand.

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

COVID-19

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place.

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

While the business environment and above actions have impacted our results for the fiscal year, our strong brand awareness and loyal customer base were evident by a continued surge in direct sales through the fourth fiscal quarter. As of June 15, 2020, all of our retail stores were re-opened in some capacity, but prolonged COVID-19 safety concerns did impact store traffic levels throughout the year, including during our peak selling season.

The ultimate impact of COVID-19 on our operational and financial performance still depends on future developments outside of our control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread, and the availability, safety and efficiency of a vaccine. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand. We continue to actively evaluate all federal, state and local regulations to ensure compliance with store operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results.

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Direct-to-consumer sales are recognized upon shipment to a customer, while store sales are recognized at the point of sale. Although we did not do so in fiscal 2020, we also have historically used net sales as one of the key financial metrics in determining our annual bonus compensation for our employees.

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

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are advertising, marketing, rent/occupancy and payroll costs. While we expect these expenses to increase as we continue to open new stores, increase brand awareness and grow our organization to support our growing business, we believe these expenses will decrease as a percentage of sales over time. Our shipping and handling expenses increased during the second half of the year because of additional surcharges due to the strained distribution network.

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

We define Adjusted EBITDA as consolidated net income before depreciation and amortization, interest expense and provision for income taxes adjusted for the impact of certain items, including non-cash and other items we do not consider representative of our ongoing operating performance. We believe Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Free Cash Flow

We believe Free Cash Flow is a useful measure of performance as an indication of our financial strength and provides additional perspective on our ability to efficiently use capital in executing our growth strategy. We use Free Cash Flow to facilitate a comparison of our operating performance on a consistent basis from period-to-period and our ability to generate cash.

We define Free Cash Flow as net cash provided by operating activities less purchase of property and equipment and capital contributions towards build-to-suit stores. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	January 31, 2021	February 2, 2020
(in thousands)
Net sales	638,783	615,624
Cost of goods sold (excluding depreciation and amortization)	307,257	287,475
Gross profit	331,526	328,149
Selling, general and administrative expenses	307,311	300,041
Operating income	24,215	28,108
Interest expense	6,263	4,471
Other income, net	65	291
Income before income taxes	18,017	23,928
Income tax expense	4,637	5,429
Net income	13,380	18,499
Less: Net loss attributable to noncontrolling interest	(197)	(422)
Net income attributable to controlling interest	$13,577	$18,921
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	48.1%	46.7%
Gross profit	51.9%	53.3%
Selling, general and administrative expenses	48.1%	48.7%
Operating income	3.8%	4.6%
Interest expense	1.0%	0.7%
Other income, net	—%	0.0%
Income before income taxes	2.8%	3.9%
Income tax expense	0.7%	0.9%
Net income	2.1%	3.0%
Less: Net loss attributable to noncontrolling interest	—%	(0.1)%
Net income attributable to controlling interest	2.1%	3.1%

Fiscal 2020 Compared to Fiscal 2019

Net Sales

Net sales increased $23.2 million, or 3.8%, to $638.8 million in fiscal 2020 compared to $615.6 million in fiscal 2019. The increase was due to an increase in non-store market sales partially offset by a decrease in store market sales.

Net sales in non-store markets increased $46.0 million, or 27.5%, to $213.1 million in fiscal 2020 compared to $167.1 million in fiscal 2019. The increase was driven by new buyer growth and effective digital advertising to promote Mother’s Day, Father’s Day, the Pink Buck Naked event, our Big Dam Birthday, online warehouse clearance and global sales events, coupled with extended free shipping offers. Store market sales decreased $20.0 million, or 4.6%, to $419.1 million in fiscal 2020 compared to $439.1 million in fiscal 2019. The decrease was driven by a decline of in-store market sales due to the temporary closure of all stores beginning on March 20, 2020 until they re-opened beginning the first week of May through the third week of June, as well as slower store traffic throughout the year due to the pandemic, partially offset by growth in online sales from both existing customers and new buyers.

Gross Profit

Gross profit increased $3.4 million, or 1.0%, to $331.5 million in fiscal 2020 compared to $328.1 million in fiscal 2019. As a percentage of net sales, gross margin decreased to 51.9% of net sales in fiscal 2020 compared to 53.3% of net sales in fiscal 2019. The decrease in gross margin rate was driven by promotional events, extending clearance events and sitewide sales events to continue moving inventory during the period of store closures and uncertainty in customer demand. The decrease was partially offset by reduced store delivery costs from lower store sales volumes and lower product returns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.3 million, or 2.4%, to $307.3 million in fiscal 2020 compared to $300.0 million in fiscal 2019. Selling, general and administrative expenses as a percentage of net sales decreased in fiscal 2020 to 48.1% of net sales, compared to 48.7% of net sales for fiscal 2019. The positive leverage was primarily due to shifting to a more efficient digital marketing approach as customer purchasing patterns migrated to online.

The increase in selling, general and administrative expense was due to increased shipping costs to support website sales coupled with additional surcharges during our peak shopping season, higher retail overhead costs driven by new store growth, increased depreciation expense primarily associated with investments in technology, and increased incentive compensation. These increases were partially offset by reduced catalog spend and national TV advertising.

Interest Expense

Interest expense increased $1.8 million to $6.3 million in fiscal 2020 compared to $4.5 million in fiscal 2019. The increase in interest expense was primarily attributable to an increase in borrowings on our revolving line of credit and delayed draw term loan, particularly during the first six months of fiscal 2020 as compared to the same period in the prior year, and interest expense relating to two additional finance leases during fiscal 2020.

Income Taxes

Income tax expense was $4.6 million in fiscal 2020 compared to $5.4 million in fiscal 2019. Our effective tax rate related to controlling interest was 25.5% and 22.3% in fiscal 2020 and fiscal 2019, respectively.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $13.6 million in fiscal 2020 compared to $18.9 million in fiscal 2019, primarily due to the factors discussed above.

Non-GAAP Financial Measures

See the above section titled “How We Asses the Performance of Our Business,” for our definition of Adjusted EBITDA and Free Cash Flow.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table represents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated below.

	Fiscal Year Ended
	January 31, 2021	February 2, 2020
(in thousands)
Net income	$13,380	$18,499
Depreciation and amortization	28,520	22,083
Amortization of internal-use software hosting subscription implementation costs	229	—
Interest expense	6,263	4,471
Amortization of build-to-suit operating leases capital contribution	794	784
Income tax expense	4,637	5,429
EBITDA (non-GAAP)	53,823	51,266
Stock based compensation	1,629	647
Adjusted EBITDA (non-GAAP)	$55,452	$51,913

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $3.5 million, or 6.8%, to $55.5 million in fiscal 2020 compared to $51.9 million in fiscal 2019. As a percentage of net sales, Adjusted EBITDA increased to 8.7% of net sales in fiscal 2020 compared to 8.4% of net sales in fiscal 2019.

Free Cash Flow

The following table represents a reconciliation of Net cash provided by operating activities, the most comparable U.S. GAAP financial measure, to free cash flow.

	Fiscal Year Ended
	January 31, 2021	February 2, 2020
(in thousands)
Net cash provided by operating activities	$50,751	$8,347
Purchases of property and equipment	(11,743)	(24,435)
Capital contributions towards build-to-suit stores	(520)	(6,354)
Free Cash Flow (non-GAAP)	$38,488	$(22,442)

Free cash flow increased $60.9 million to $38.5 million in fiscal 2020 compared to $(22.4) million in fiscal 2019. The increase was primarily driven by moderating inventory levels back in line with net sales growth as well as reducing capital expenditures during fiscal 2020.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with opening new stores, infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At January 31, 2021 our working capital was $114.6 million, which includes cash of $47.2 million.

We spent $12.3 million in fiscal 2020 on capital expenditures, as well as, $4.1 million of additional investments in implementation costs to enhance the value of hosting arrangements, which are included in Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets. We expect to spend approximately $10.0 million in fiscal 2021 on capital expenditures, primarily due to investments in technology, as well as $5.0 million of additional investments in implementations costs to enhance the value of hosting arrangements. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	January 31, 2021	February 2, 2020
(in thousands)
Net cash provided by operating activities	$50,751	$8,347
Net cash used in investing activities	(12,132)	(30,687)
Net cash provided by financing activities	6,362	21,495
Increase (decrease) in cash, cash equivalents and restricted cash	$44,981	$(845)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2020, net cash provided by operating activities was $50.8 million, which consisted of net income of $13.4 million, non-cash depreciation and amortization of $28.5 million and amortization of stock-based compensation of $1.6 million and cash provided by operating assets and liabilities of $7.2 million. The cash provided by operating assets and liabilities of $7.2 million primarily consisted of a $7.7 million increase in accrued expenses and deferred rent obligations due to $3.5 million of deferred payroll taxes afforded by the CARES Act, a $4.2 million increase in income tax payable, a $2.6 million decrease in prepaid expenses, offset by a $1.2 million increase in inventory, a $4.1 million increase in hosting software implementation costs and a $1.5 million decrease in trade accounts payable.

For fiscal 2019, net cash provided by operating activities was $8.3 million, which consisted of net income of $18.5 million, non-cash depreciation and amortization of $22.1 million and amortization of stock-based compensation of $0.6 million offset by deferred income taxes of $1.2 million and cash used in operating assets and liabilities of $31.7 million. The cash used in operating assets and liabilities of $31.7 million primarily consisted of a $50.2 million increase in inventory due to growth and supply of inventory for our new retail stores in the first quarter of fiscal 2019, which was partially offset by a $5.4 decrease in prepaid expenses, coupled with a $3.2 million increase in income taxes payable and a $7.6 million increase in trade accounts payable. The increase in trade accounts payable was primarily due to an increase in inventory and timing of payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new stores and information technology.

For fiscal 2020, net cash used in investing activities was $12.1 million, primarily driven by capital expenditures of $11.7 million, due mainly to the opening of 4 new stores, as well as investments in information technology.

For fiscal 2019, net cash used in investing activities was $30.7 million, primarily driven by capital expenditures of $24.4 million, due mainly to the opening of 15 new stores, as well as investments in information technology and $6.3 million of capital contributions towards our build-to-suit stores.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debts, as well as proceeds from finance lease obligations.

For fiscal 2020, net cash provided by financing activities was $6.4 million, primarily consisting of proceeds of $28.3 million, net from our term loan and payments of $19.3 million, net from our revolving line of credit to fund working capital.

For fiscal 2019, net cash provided by financing activities was $21.5 million, which included borrowings of $271.8 million on our revolving line of credit and $20.0 million on our delayed draw term loan to support our capital expenditures discussed above and working capital needs, offset by payments of $269.0 million on our revolving line of credit.

Credit Agreement

On May 17, 2018, we entered into a credit agreement (the “Credit Agreement”) which provides for borrowings of up to $80.0 million on a revolving line of credit and an additional $50.0 million in a delayed draw term loan. The $80.0 million revolving line of credit matures on May 17, 2023 and we had the option to draw in various amounts on the $50.0 million term loan through May 17, 2020, with a maturity on May 17, 2023. On April 30, 2020, the Credit Agreement was amended to include an incremental delayed draw term loan of $20.5 million that is available to draw upon before March 31, 2021, and matures on April 29, 2021, for a total credit facility of $150.5 million. As of and for the fiscal year ended January 31, 2021, no amount of the incremental delayed draw term loan was funded. See Note 4 “Debt and Credit Agreement,” included in this Annual Report on Form 10-K for further information.

As of and for the fiscal year ended January 31, 2021, we were in compliance with all financial and non-financial covenants.

Contractual Obligations

We enter into long term contractual obligations and commitments in the normal course of business. As of January 31, 2021, our contractual cash obligations were as follows:

	Maturing in:
			2022	2024	2026
			to	to	and
	Total	2021	2023	2025	after
(in thousands)
Delayed draw term loan	48,250	2,500	45,750	—	—
VIE Debt (1)	29,154	623	1,461	1,778	25,292
Operating leases (2)	141,008	15,721	31,884	29,976	63,427
Finance leases (2)	61,135	4,575	9,136	9,902	37,522
Total	$279,547	$23,419	$88,231	$41,656	$126,241

_____________________________

(1)Consists of debt based on the consolidation of the VIE, TRI. The TRI debt listed above includes financing fees which are a direct deduction from the carrying value of the related debt liability on the Company’s Consolidated Balance Sheets. See Note 4 “Debt and Credit Agreement,” included in this Annual Report on Form 10-K for further information.

(2)Our store leases generally have initial lease terms of 5-15 years and include renewal options and rent escalation provisions.

Off-Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements, except for operating leases, as discussed in “Contractual Obligations” section above.

Critical Accounting Estimates

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

We evaluated the development and selection of our critical accounting estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical.

Product Return Reserve

The Company currently estimates product return reserve using available industry data and its own historical sales information. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating return rates for actual industry and company trends and projected costs. While returns have historically been within our expectations, future return rates may differ from those experienced in the past. Changes in these estimates can have a material impact on our financial statements. We believe the accounting estimate related to product returns is a critical accounting estimate because it requires us to make assumptions about future potential returns and changes in demand, both of which are highly uncertain.

Fair Value

The use of fair values is required in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. In determining the fair value of financial instruments, market prices of the same or similar instruments are used whenever such prices are available. If observable market prices are unavailable or impracticable to obtain, we are required to make judgments about assumptions that market participants would use in estimating the fair value of the financial instrument.

Fair value is estimated using modeling techniques and incorporates assumptions about interest rates, duration, future expected cash flows, market conditions, risks inherent in a particular valuation technique and the risk of nonperformance. These assumptions are inherently subjective as they require material estimates, all of which may be susceptible to significant change. The models used to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances. We believe the accounting estimate related to the fair value of available-for-sale securities to be a critical accounting estimate because it requires us to make assumptions where observable market prices are unavailable.

Critical Accounting Policies

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

Revenue Recognition

Revenue for merchandise that is shipped to our customers from our distribution centers and stores is recognized upon shipment following customer payment, which is when the customer obtains control of the product and has the ability to direct the use of the product, including, among other options, the ability to redirect the product to a different shipping destination. Store revenue is recognized at the point of sale. This represents the point at which the customer obtains control of the product and has the ability to direct the use of the product.

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

Inventories

Our inventories are composed of finished goods and are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” The inventory value is adjusted periodically, if needed, to reflect current market conditions, which requires our judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification, current retail prices and our estimates of future retail sales prices.

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

Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or an assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset. Impairment charges are included in selling, general and administrative expenses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Duluth Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc, a Wisconsin corporation, and affiliate (collectively, the “Company”) as of January 31, 2021 and February 2, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2021, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and February 2, 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 26, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Segment reporting

As described in Note 1 to the consolidated financial statements, the Company has historically disclosed two reportable segments, direct and retail. As a result of the Company’s continued growth of its omnichannel distribution network, resulting in a consistent online and in-store customer experience, and in conjunction with an assessment of the similarities of qualitative and quantitative characteristics between the two former reportable segments, the Company has determined that the historical structure of separate reportable segments for direct and retail is no longer representative. Therefore, as of February 3, 2020, the Company updated its segment reporting to one reportable segment. We identified the aggregation of reportable segments as a critical audit matter.

The principal considerations for our determination that the aggregation of reportable segments is a critical audit matter are the qualitative and economic aggregation criteria and the appropriate period in which to reflect the change, which involved significant management judgment. As such, auditing this change required a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

Our audit procedures related to the aggregation of reportable segments included the following, among others:

•We tested the Company’s internal control specific to management’s periodic assessment of the identification and disclosure of reportable segments. Following management’s conclusion that an updated assessment was necessary relative to reportable segments, we tested the Company’s accounting analysis control that included the factors specified below.

•In consultation with our national office resources, we evaluated the time period in which management concluded it was appropriate to aggregate and disclose the two previously disclosed reportable segments. This included evaluating the continued maturation of the Company as an omni-store business, as well as the evolution of various omni-store initiatives that have been implemented by the Company including buy online and pick up in-store and ship from store. Our consultation included the following:

oWe considered our experience as the Company’s auditor of record in evaluating management’s identification of the Chief Executive Officer as the Chief Operating Decision Maker (“CODM”).

oWe corroborated management’s conclusion that the Company’s operating segments consist of direct and retail through the report that is periodically provided to the CODM to assist with business decisions.

oWe evaluated management’s assessments related to the qualitative and economic aggregation criteria that were considered to aggregate two previously disclosed reportable segments. The qualitative criteria we evaluated included (i) the nature of the Company’s products and services, (ii) the nature of the Company’s production process, (iii) the type of customer that the Company targets, and (iv) the methods used to distribute the Company’s products. The quantitative criteria we evaluated included (i) the mix of product sales between the aggregated components, and (ii) the similarity of long-term gross margins of the aggregated components. We corroborated management’s conclusions through our understanding of the Company’s products and customers and audited historical financial data.

oWe assessed management’s presentation and disclosure against the objectives and principles outlined in relevant accounting literature.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois

March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Duluth Holdings Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Duluth Holdings Inc., a Wisconsin corporation, and affiliate (the “Company”) as of January 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2021, and our report dated March 26, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 26, 2021

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	January 31, 2021	February 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$47,221	$2,189
Receivables	2,820	1,470
Inventory, net	149,052	147,849
Prepaid expenses & other current assets	10,203	9,503
Prepaid catalog costs	1,014	1,181
Total current assets	210,310	162,192
Property and equipment, net	124,237	137,071
Operating lease right-of-use assets	117,490	120,431
Finance lease right-of-use assets, net	53,468	46,677
Restricted cash	—	51
Available-for-sale security	6,111	6,432
Other assets, net	3,961	1,196
Total assets	$515,577	$474,050
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$33,647	$33,053
Accrued expenses and other current liabilities	37,686	29,464
Income tax payable	7,579	3,427
Current portion of operating lease liabilities	11,050	10,674
Current portion of finance lease liabilities	2,629	1,600
Current maturities of Duluth long-term debt	2,500	1,000
Current maturities of TRI long-term debt	623	557
Total current liabilities	95,714	79,775
Operating lease liabilities, less current portion	104,287	106,120
Finance lease liabilities, less current portion	43,299	37,434
Duluth long-term debt, less current maturities	45,750	38,332
TRI long-term debt, less current maturities	27,229	27,778
Deferred tax liabilities	8,200	8,505
Total liabilities	324,479	297,944
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of January 31, 2021 and February 2, 2020	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of January 31, 2021 and February 2, 2020	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,530 shares issued and 29,477 shares outstanding as of January 31, 2021 and 29,191 shares issued and 29,172 outstanding as of February 2, 2020	—	—
Treasury stock, at cost; 53 and 19 shares as of January 31, 2021 and February 2, 2020, respectively	(628)	(407)
Capital stock	92,875	90,902
Retained earnings	101,166	87,589
Accumulated other comprehensive income	48	188
Total shareholders' equity of Duluth Holdings Inc.	193,461	178,272
Noncontrolling interest	(2,363)	(2,166)
Total shareholders' equity	191,098	176,106
Total liabilities and shareholders' equity	$515,577	$474,050

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	January 31, 2021	February 2, 2020
Net sales	$638,783	$615,624
Cost of goods sold (excluding depreciation and amortization)	307,257	287,475
Gross profit	331,526	328,149
Selling, general and administrative expenses	307,311	300,041
Operating income	24,215	28,108
Interest expense	6,263	4,471
Other income, net	65	291
Income before income taxes	18,017	23,928
Income tax expense	4,637	5,429
Net income	13,380	18,499
Less: Net loss attributable to noncontrolling interest	(197)	(422)
Net income attributable to controlling interest	$13,577	$18,921
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,447	32,309
Net income per share attributable to controlling interest	$0.42	$0.59
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,580	32,371
Net income per share attributable to controlling interest	$0.42	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2021	February 2, 2020
Net income	$13,380	$18,499
Other comprehensive income
Securities available-for-sale:
Unrealized security (loss) income	(190)	254
Income tax (benefit) expense	(50)	66
Other comprehensive (loss) income	(140)	188
Comprehensive income	13,240	18,687
Comprehensive loss attributable to noncontrolling interest	(197)	(422)
Comprehensive income attributable to controlling interest	$13,437	$19,109

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entities	equity
Balance at February 3, 2019	32,574	$89,849	$(92)	$70,592	$—	$(239)	$160,110
Cumulative effect from adoption of ASC 842	—	—	—	(1,924)	—	—	(1,924)
Issuance of common stock	211	554	—	—	—	—	554
Consolidation of TRI Holdings, LLC	—	—	—	—	—	(1,505)	(1,505)
Restricted stock forfeitures	(234)	—	—	—	—	—	—
Stock-based compensation	—	499	—	—	—	—	499
Restricted stock surrendered for taxes	(15)	—	(315)	—	—	—	(315)
Other comprehensive income	—	—	—	—	188		188
Net income	—	—	—	18,921	—	(422)	18,499
Balance at February 2, 2020	32,536	$90,902	$(407)	$87,589	$188	$(2,166)	$176,106
Issuance of common stock	355	515	—	—	—	—	515
Stock-based compensation	—	1,458	—	—	—	—	1,458
Restricted stock forfeitures	(16)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(34)	—	(221)	—	—	—	(221)
Other comprehensive loss	—	—	—	—	(140)	—	(140)
Net income	—	—	—	13,577	—	(197)	13,380
Balance at January 31, 2021	32,841	$92,875	$(628)	$101,166	$48	$(2,363)	$191,098

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2021	February 2, 2020
Cash flows from operating activities:
Net income	$13,380	$18,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,520	22,083
Stock-based compensation	1,629	647
Deferred income taxes	(255)	(1,151)
Loss on disposal of property and equipment	324	—
Changes in operating assets and liabilities:
Receivables	(1,350)	877
Income taxes receivable	—	2,292
Inventory	(1,203)	(50,164)
Prepaid expense & other assets	2,615	5,429
Software hosting implementation costs, net	(4,089)	—
Deferred catalog costs	167	1,322
Trade accounts payable	(1,464)	7,564
Income taxes payable	4,152	3,209
Accrued expenses and deferred rent obligations	7,719	(2,260)
Noncash lease impacts	606	—
Net cash provided by operating activities	50,751	8,347
Cash flows from investing activities:
Purchases of property and equipment	(11,743)	(24,435)
Capital contributions towards build-to-suit stores	(520)	(6,354)
Principal receipts from available-for-sale security	131	117
Change in other assets	—	(15)
Net cash used in investing activities	(12,132)	(30,687)
Cash flows from financing activities:
Proceeds from line of credit	95,388	271,754
Payments on line of credit	(114,720)	(268,965)
Proceeds from delayed draw term loan	30,000	20,000
Payments on delayed draw term loan	(1,750)	—
Payments on TRI long term debt	(483)	(495)
Payments on finance lease obligations	(1,958)	(891)
Shares withheld for tax payments on vested restricted stock	(221)	(315)
Other	106	407
Net cash provided by financing activities	6,362	21,495
Increase (decrease) in cash, cash equivalents and restricted cash	44,981	(845)
Cash, cash equivalents and restricted cash at beginning of period	2,240	3,085
Cash, cash equivalents and restricted cash at end of period	$47,221	$2,240
Supplemental disclosure of cash flow information:
Interest paid	$6,435	$4,565
Income taxes paid	$830	$562
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$962	$1,414

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through the Company’s own omnichannel platform. The Company’s products are marketed under the Duluth Trading Company brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

The Company has historically identified two operating segments, direct and retail. The direct segment, consisting of the Company’s website and catalogs, offers products nationwide. In 2010, the Company initiated its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of January 31, 2021, the Company operated 62 retail stores and three outlet stores. The Company identifies its operating segments according to how its business activities are managed and evaluated. The Company continues to grow its omnichannel distribution network which allows the consumer to interact with the Company through a consistent customer experience whether on the Company website or at Company stores. As the Company expands its distribution network, and in conjunction with assessing the similar nature of products sold, production process, distribution process, target customers and economic characteristics between the two segments, the Company determined that the historical structure of separate reporting segments for direct and retail was no longer representative. Therefore, as of February 3, 2020, the Company updated its segment reporting to one reportable external segment, consistent with the Company’s omnichannel business approach. The Company’s revenues generated outside the United States were insignificant.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2020 and Fiscal 2019 ended on January 31, 2021 and February 2, 2020, respectively. Fiscal 2020 and Fiscal 2019 were a 52-week period.

COVID-19

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the year ended January 31, 2021 were impacted by COVID-19. These impacts are discussed within these notes to the consolidated financial statements.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements consist of the accounts of Duluth Holdings Inc. and TRI Holdings, LLC (“TRI”) as a variable interest entity. See Note 6 “Variable Interest Entities” for further information.

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

Revenue Recognition

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods. Revenue for merchandise that is shipped to our customers from our distribution centers and stores is recognized upon shipment following customer payment, which is when the customer obtains control of the product and has the ability to direct the use of the product, including, among other options, the ability to redirect the product to a different shipping destination. Store revenue is recognized at the point of sale. The Company provides the customer the right of return on the product and revenue is adjusted based on an estimate of the expected returns based on historical rates as well as events that may cause changes to historical rates. See Note 5 “Accrued Expense and Other Liabilities” for the Company’s product returns reserve. Shipping and processing revenue generated from customer orders are included as a component of net sales and shipping and processing expense, including handling expense, is included as a component of selling, general and administrative expenses. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses. A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. See Note 8 “Revenue” for further information.

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold		Selling, General and Administrative Expenses
•	Direct cost of purchased merchandise	•	Payroll and payroll-related expenses
•	Inventory shrinkage and inventory adjustments due to obsolescence	•	Third party logistics ("3PL")
•	Inbound freight	•	Occupancy expenses related to stores and operations at the Company's headquarters, including utilities
•	Freight from the Company's distribution centers to its stores	•	Depreciation and amortization
		•	Advertising expenses including: television, digital and social media advertising; catalog production and mailing; and print advertising costs
		•	Freight associated with shipping product to customers
		•	Consulting and professional fees

Advertising and Catalog Expenses

The Company’s non-direct response advertising primarily consists of billboards, web marketing programs, social media and radio and television advertisements, which are expensed as they are incurred. The Company’s direct-response advertising consists of producing, printing and mailing catalogs, which are expensed upon receipt by customers.

Advertising and Catalog expenses were $72.4 million and $93.9 million for fiscal 2020 and fiscal 2019, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. Shipping and handling expenses increased in fiscal 2020 due to the shift to online shopping, as well as additional surcharges during our peak holiday season resulting from the strained distribution network. The Company incurred shipping and processing expenses of $46.9 million and $31.3 million for fiscal 2020 and fiscal 2019, respectively.

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

Restricted Cash and Reconciliation of cash and cash equivalents and restricted cash to the statement of cash flows

The Company’s restricted cash is held in escrow accounts and is used to pay a portion of the construction loans entered into by third party landlords (the “Landlords”) in connection with the Company’s retail store leases. The restricted cash is disbursed based on the escrow agreements entered into by and among the Landlords, the Company and the escrow agent. There was no restricted cash held in escrow accounts as of January 31, 2021.

The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	January 31, 2021	February 2, 2020
(in thousands)
Cash and cash equivalents	$47,221	$2,189
Restricted Cash	-	51
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$47,221	$2,240

Significant Suppliers

The Company’s principal supplier of inventory accounted for 60% and 54% of total inventory expenditures in fiscal 2020 and fiscal 2019, respectively. The Company also had a second supplier that accounted for 10% and 12% of total inventory expenditures in fiscal 2020 and fiscal 2019, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Inventories

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $1.6 million and $1.8 million as of January 31, 2021 and February 2, 2020, respectively.

Property and Equipment

Property and equipment consist of the following:

	January 31, 2021	February 2, 2020
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	47,451	42,784
Buildings	35,344	35,905
Vehicles	161	161
Warehouse equipment	14,685	14,379
Office equipment and furniture	52,614	49,756
Computer equipment	9,861	8,135
Software	34,003	31,500
	198,605	187,106
Accumulated depreciation and amortization	(75,958)	(53,255)
	122,647	133,851
Construction in progress	1,590	3,220
Property and equipment, net	$124,237	$137,071

The Company recorded depreciation expense of $24.2 million and $19.2 million for fiscal 2020 and fiscal 2019, respectively. The Company expenses as incurred all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

Property and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life. Depreciable lives by major classification are as follows:

	Years
Land improvements	15	-	40
Leasehold improvements	3	-	15
Buildings			39
Vehicles	5	-	10
Warehouse equipment	5	-	10
Office equipment and furniture	5	-	10
Computer equipment	3	-	5
Software	3	-	5

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	January 31, 2021	February 2, 2020
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,490	$1,932
Current software hosting implementation costs, net	1,149	—
Other prepaid expenses	6,564	7,571
Prepaid expenses & other current assets	$10,203	$9,503

Other assets, net
Goodwill	$402	$402
Intangible assets, net	264	283
Non-current software hosting implementation costs	2,755	—
Other assets, net	540	511
Other assets, net	$3,961	$1,196

Software Hosting Implementation Costs

Software hosting implementation costs includes costs of implementation activities of certain cloud computing arrangements in accordance with Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). Amortization expense and accumulated amortization was $0.2 million for fiscal 2020. See Note 13 “Recent Accounting Pronouncements” for more information.

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

The Company determined that the effects of COVID-19 may represent indicators of asset impairment, and as a result performed an interim qualitative assessment for the Company’s goodwill at May 3, 2020. The Company determined that it was more likely than not that the fair value was greater than its carrying value and no impairment loss had been incurred. There were no triggering events subsequent to the quarter ended May 3, 2020 and through the year ended January 31, 2021.

Management performed its annual qualitative assessment of goodwill as of December 31, 2020 and 2019 and determined that it was more likely than not that the fair value of the Company was greater than its carrying amount; as such, no further evaluation of goodwill was deemed necessary. No impairment was recognized for the years ended January 31, 2021 or February 2, 2020.

Intangible Assets and Other Assets

Intangible assets and other assets include loan origination fees and trade names which are amortized over their estimated useful lives ranging from three years to fifteen years. Other assets also include security deposits required by certain of the Company’s lease agreements and prepaid expenses. Amortization expense was $0.2 million for fiscal 2020 and $0.1 million for fiscal 2019. Accumulated amortization was $0.7 million and $0.5 million as of January 31, 2021 and February 2, 2020, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Scheduled future amortization of amortizable other assets are as follows as of January 31, 2021:

Fiscal year
(in thousands)
2021	$210
2022	193
2023	71
2024	18
2025	17
Thereafter	28
$537

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the asset or group of assets. Such analyses necessarily involve judgment.

The Company determined that the effects of COVID-19 may represent indicators of asset impairment, and as a result, performed an interim impairment assessment at May 3, 2020. In the first fiscal quarter of 2020, the Company performed undiscounted cash flow analyses on certain long-lived assets, including retail stores at the individual store level and determined that the estimated undiscounted future cash flows exceeded the net carrying values. There were no triggering events subsequent to the quarter ended May 3, 2020 and through the year ended January 31, 2021. Consequently, there were no long-lived asset impairment charges recorded for fiscal 2020.

For fiscal 2019, management did not identify any events or changes in circumstances that indicated the potential impairment of long-lived assets.

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

The Company accounts for its stock-based compensation plan in accordance with ASC Topic 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award. Restricted stock issued to board members generally vests over a period of one year. Restricted stock issued to key employees and executives typically vests over a period of three years to five years based on the terms for each individual award. The fair value of the restricted stock is determined based on the market value of the Company’s Class B common stock on the grant date. Restricted stock forfeitures are recognized as incurred.

Total stock compensation expense associated with restricted stock recognized by the Company was $1.5 million and $0.5 million for fiscal 2020 and fiscal 2019, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The following is a summary of the activity in the Company’s unvested restricted stock during the years ended January 31, 2021 and February 2, 2020:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at February 3, 2019	321,657	14.29
Granted	165,730	17.67
Vested	(61,647)	18.90
Forfeited	(233,646)	12.65
Outstanding at February 2, 2020	192,094	17.71
Granted	283,063	7.13
Vested	(120,592)	16.21
Forfeited	(16,326)	10.42
Outstanding at January 31, 2021	338,239	$9.74

At January 31, 2021, the Company had unrecognized compensation expense of $2.2 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.4 years.

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

Other Comprehensive Income

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2020 and fiscal 2019, other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities, net of taxes.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During fiscal 2020, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows.

January 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,047	$64	$	$6,111

February 2, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,178	$254	$	$6,432

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its security on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the Consolidated Statements of Operations in fiscal 2020 or fiscal 2019.

The following table presents the future receipts related to the Company’s available-for-sale security by contractual maturity as of January 31, 2021.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$147	$150
After one year through five years	1,004	1,022
After five years through ten years	1,563	1,581
After ten years	3,333	3,358
Total	$6,047	$6,111

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	January 31, 2021		February 2, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TRI Long-term debt, including short-term portion	$27,852	$28,697	$28,335	$30,238

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

As of January 31, 2021, and February 2, 2020, the carrying values of the long-term delayed draw term loan and long-term line of credit both approximated its fair value.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

When calculating the lease liability on a discounted basis, the Company applies its estimated discount rate. The Company bases this discount rate on a collateralized interest rate as well as publicly available data for instruments with similar characteristics.

In addition to rent payments, leases for retail space contain payments for real estate taxes, insurance costs, common area maintenance, and utilities that are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component.

Due to the adverse impacts of COVID-19, the Company has negotiated rent deferral and payback periods with a number of the Company’s store landlords for the months of April and May 2020. Based on the guidance set forth in the Financial Accounting Standards Board (“FASB”) issued Staff Q&A “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” the Company has accounted for these deferrals as if no changes to the lease contract were made and will not elect to apply the lease modification guidance under ASC 842. As of January 31, 2021 the Company has deferred rent of approximately $0.8 million which was recorded within accrued expenses and other current liabilities and will be paid in accordance with the concession arrangements.

The expense components of the Company’s leases reflected on the Company’s Consolidated Statement of Operations were as follows:

	Consolidated Statement of Operations	January 31, 2021	February 2, 2020
(in thousands)
Finance lease
Amortization of right-of-use assets	Selling, general and administrative expenses	$2,929	$1,362
Interest on lease liabilities	Interest expense	1,858	1,230
Total finance lease expense		$4,787	$2,592
Operating lease expense	Selling, general and administrative expenses	$16,141	$15,636
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	1,309	1,129
Variable lease expense	Selling, general and administrative expenses	9,453	7,347
Total lease expense		$31,690	$26,704

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Other information related to leases were as follows:

	January 31, 2021	February 2, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,958	$891
Operating cash flows from finance leases	$1,858	$1,230
Operating cash flows from operating leases	$15,652	$13,621

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$8,966	$41,566
Operating leases	$11,642	$17,629

Weighted-average remaining lease term (in years):
Finance leases	13	15
Operating leases	9	10

Weighted-average discount rate:
Finance leases	4.4%	4.5%
Operating leases	4.3%	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of January 31, 2021:

	Finance	Operating
Fiscal year	Leases	Leases
(in thousands)
2021	$4,575	$15,721
2022	4,554	15,851
2023	4,582	16,033
2024	4,769	15,383
2025	5,133	14,593
Thereafter	37,522	63,427
Total future minimum lease payments	$61,135	$141,008
Less - Discount	15,207	25,671
Lease liability	$45,928	$115,337

Total rent expense under non-cancellable leases was $17.1 million and $16.2 million for fiscal 2020 and fiscal 2019, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

4.  DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	January 31, 2021	February 2, 2020
(in thousands)
TRI Senior Secured Note	$24,352	$24,835
TRI Note	3,500	3,500
	$27,852	$28,335
Less: current maturities	623	557
TRI Long-term debt	$27,229	$27,778

Duluth Line of credit	$—	$19,332
Duluth Delayed draw term loan	48,250	20,000
	$48,250	$39,332
Less: current maturities	2,500	1,000
Duluth long-term debt	$45,750	$38,332

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

Credit Agreement

On May 17, 2018, the Company entered into a credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit and associated swing line (the “Revolver”) and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit matures on May 17, 2023. The $50.0 million DDTL was available to draw upon in differing amounts through May 16, 2020 and matures on May 17, 2023. Outstanding balances under the DDTL require quarterly principal payments with a final balloon payment at maturity. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement.

On April 30, 2020, the Credit Agreement was amended to include an incremental DDTL of $20.5 million (the “Incremental DDTL”) that is available to draw upon before March 31, 2021, and matures on April 29, 2021, for a total credit facility of $150.5 million. As of and for the fiscal year ended January 31, 2021, no amount of the Incremental DDTL was funded. The loan covenants were also amended to allow for greater flexibility during the Company’s peak borrowing periods in fiscal 2020. The interest rate applicable to the Revolver or DDTL will be a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR (with a 1% floor) for such interest period plus a margin of 225 to 300 basis points, based upon the Company’s rent adjusted leverage ratio (effective rate of 3.5% for the Revolver and the DDTL at January 31, 2021). The interest rate applicable to the Incremental DDTL will also be a fixed rate over the aforementioned interest periods equal to LIBOR (with a 1% floor) for such interest period plus a margin of 275 to 350 basis points.

As of January 31, 2021, and for the fiscal year then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

 Future principal maturities of all TRI debt, excluding financing fees of $1.3 million associated with the TRI debt, and the Company’s Credit Agreement, are as follows as of January 31, 2021:

Fiscal year
(in thousands)
2021	$3,123
2022	3,193
2023	44,018
2024	847
2025	931
Thereafter	25,292
$77,404

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 31, 2021	February 2, 2020
(in thousands)
Salaries and benefits	$8,826	$2,775
Deferred revenue	9,944	9,946
Freight	6,769	5,404
Product returns	5,304	3,508
Catalog costs	396	542
Unpaid purchases of property & equipment	503	971
Accrued advertising	981	633
Other	4,963	5,685
Total accrued expenses and other current liabilities	$37,686	$29,464

6.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of January 31, 2021 and February 2, 2020.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Consolidated Balance Sheets include the following amounts as a result of the consolidation of TRI as of January 31, 2021 and February 2, 2020.

	January 31, 2021	February 2, 2020
(in thousands)
Cash	$747	$279
Property and equipment, net	24,800	25,981
Total assets	$25,547	$26,260

Other current liabilities	$58	$91
Current maturities of TRI long-term debt	623	557
TRI long-term debt	27,229	27,778
Noncontrolling interest in VIE	(2,363)	(2,166)
Total liabilities and shareholders' equity	$25,547	$26,260

7.  EARNINGS PER SHARE

Earnings per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and are considered only for dilutive earnings per share unless considered anti-dilutive. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation is as follows:

	Fiscal Year Ended
	January 31, 2021	February 2, 2020
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$13,577	$18,921
Denominator - weighted average shares (Class A and Class B)
Basic	32,447	32,309
Dilutive shares	133	62
Diluted	32,580	32,371
Earnings per share (Class A and Class B)
Basic	$0.42	$0.59
Diluted	$0.42	$0.58

8.  REVENUE

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

Sales disaggregated based upon sales channel is presented below.

	January 31, 2021	February 2, 2020
(in thousands)
Direct-to-consumer	$460,839	$350,371
Stores	177,944	265,253
	$638,783	$615,624

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

Contract assets and liabilities on the Company’s Consolidated Balance Sheets are presented in the following table:

	January 31, 2021	February 2, 2020
(in thousands)
Contract assets	$2,490	$1,932
Contract liabilities	$9,788	$9,790

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

	January 31, 2021	February 2, 2020
(in thousands)
Balance as of Beginning of Period	$9,790	$8,508
Gift cards sold	17,098	17,523
Gift cards redeemed	(14,766)	(15,137)
Gift card breakage	(2,334)	(1,047)
Gift card escheat	-	(57)
Balance as of End of Period	$9,788	$9,790

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

9.  INCOME TAXES

The components of income tax expense were as follows:

	Fiscal Year Ended

	January 31, 2021	February 2, 2020
(in thousands)
Current:
Federal	$3,350	$4,727
State	1,283	1,308
	4,633	6,035
Noncurrent:
Federal	$168	$—
State	91	—
	259	—
Deferred:
Federal	353	(568)
State	(608)	(38)
	(255)	(606)
Total income tax expense	$4,637	$5,429

The tax effects of unrealized gains and losses on securities are components of other comprehensive income and therefore excluded from deferred tax expense.

The reconciliation of income tax expense to the amount computed at the federal statutory rate was as follows:

	Fiscal Year Ended

	January 31, 2021		February 2, 2020
(in thousands)
Federal taxes at statutory rate	$3,824	21.0%	$5,114	21.0%
State and local income taxes, net of federal benefit	786	4.3%	965	4.0%
Research and development tax credits	(151)	(0.8)%	(487)	(2.0)%
Other	178	1.0%	(163)	(0.7)%
Total income tax expense	$4,637	25.5%	$5,429	22.3%

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	January 31, 2021	February 2, 2020
(in thousands)
Deferred tax assets:
Returns allowance	$1,330	$912
Uniform capitalization	3,425	2,930
Deferred rent	205	—
Accruals	1,841	388
Stock-based compensation	231	352
Advance payments	685	820
Unrecognized tax benefits	2	—
Total deferred tax assets	7,719	5,402

Deferred tax liabilities:
Property and equipment	13,202	10,346
Unrealized gain on investment	16	66
Inventory	223	27
Prepaid expenses	868	857
Goodwill and intangibles	66	66
Capital lease	1,454	2,358
Revenue recognition method adjustment	90	187
Total deferred tax liabilities	15,919	13,907
Net deferred tax liabilities	$8,200	$8,505

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 31, 2021	February 2, 2020
(in thousands)
Balance beginning of year	$—	$—
Additions for tax positions in prior year	214	—
Additions for tax positions in current year	45	—
Balance at end of year	$259	$—

If recognized, $0.3 million of the Company’s unrecognized tax benefits as of January 31, 2021, would affect the Company’s effective tax rate. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no amounts recorded as tax expense for interest or penalties for the years ended February 2, 2020.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax years beginning January 1, 2017, and state tax returns for tax years beginning January 1, 2016, are open for examination.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, alternative minimum tax credit refunds and modifications to net interest deduction limitations. The Company has concluded the analysis of these provisions as of year-end and the CARES Act did not have a material impact on the Company’s income taxes for the year ended January 31, 2021.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

10.  RETIREMENT PLAN

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

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2020.

The Company’s total expenses under the Plan were $1.6 million and $1.5 million for fiscal 2020 and fiscal 2019, respectively.

11.  COMMITMENTS AND CONTINGENCIES

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

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2020
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per share)
Net sales	$109,917	100.0%	$137,375	100.0%	$135,531	100.0%	$255,960	100.0%
Gross profit	52,332	47.6%	72,472	52.8%	71,037	52.4%	135,685	53.0%
Operating (loss) income	(18,974)	(17.3)%	9,792	7.1%	2,848	2.1%	30,549	11.9%
Net (loss) income attributable to controlling interest	(15,135)	(13.8)%	5,941	4.3%	940	0.7%	21,831	8.5%
Basic (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.47)		0.18		0.03		0.67
Diluted (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.47)		0.18		0.03		0.67

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

	Fiscal 2019
	First Quarter	% of Net Sales	Second Quarter	% of Net Sales	Third Quarter	% of Net Sales	Fourth Quarter	% of Net Sales
(in thousands, except earnings per share)
Net sales	$114,244	100.0%	$121,963	100.0%	$119,768	100.0%	$259,649	100.0%
Gross profit	60,918	53.3%	64,804	53.1%	65,365	54.6%	137,062	52.8%
Operating (loss) income	(10,104)	(8.8)%	3,735	3.1%	1,328	1.1%	33,149	12.8%
Net (loss) income attributable to controlling interest	(7,572)	(6.6)%	1,936	1.6%	182	0.2%	24,375	9.4%
Basic (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.23)		0.06		0.01		0.75
Diluted (loss) earnings per share attributable to controlling interest (Class A and Class B)	(0.23)		0.06		0.01		0.75

Subsequent to the issuance of the May 5, 2019 interim financial statements, the Company identified a reclass error for disclosure purposes between selling, general and administration and interest expense, which had no impact on net income for the May 5, 2019 unaudited Consolidated Statement of Operations. The reclass error has been corrected in the above table. The Company assessed the reclass error and determined it is immaterial to the interim financial statements.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Intangibles – Goodwill and Other – Internal-use Software

On February 3, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”) which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the new internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The new internal-use software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The Company adopted ASU 2018-15 using the prospective method. In fiscal 2020, $3.9 million of capitalized costs associated with implementation activities, net of amortization are classified within Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets and $0.2 million of related amortization costs are included in Selling, general and administrative expenses on the Company’s Consolidated Statement of Operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments

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

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2021 and February 2, 2020

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended January 31, 2021	$1,826	$—	$—	$(226)	$1,600
Year ended February 2, 2020	2,420	—	—	(594)	1,826

Product returns reserve
Year ended January 31, 2021	$3,508	$1,796	$—	$—	$5,304
Year ended February 2, 2020	2,088	1,420	—	—	3,508

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. Based on this assessment, management concluded that our internal control over financial reporting is effective as of January 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There were no material impacts, due to COVID-19 and the resulting need to close our books remotely, or our ability to maintain internal control over financial reporting and disclosure controls and procedures for the fiscal year ended January 31, 2021.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item concerning our directors, audit committee, and audit committee financial experts and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal One: Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2021 annual meeting of shareholders to be held on May 27, 2021 (the “Proxy Statement”). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 9, 2021.

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

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Information about Our Executive Officers” as of March 26, 2021 in this Annual Report on Form 10-K.

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

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)(1)
Equity compensation plans approved by security holders	—	$—	4,031,532
Equity compensation plans not approved by security holders(2)	—	—	—
Total	—	$—	4,031,532

_____________________________

(1) 2,702,456 shares are available under the Company’s 2015 Equity Incentive Plan and 1,329,076 shares are available under the Company’s Employee Stock Purchase Plan.

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

Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Schedule II is included in Part II, Item 8. All other financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

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

10.10+	Summary of Outside Director Compensation Program.
10.11+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
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

10.19+	Annual Incentive Plan, As Amended February 21, 2018.

10.20+	Form of Restricted Stock Agreement for executives under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 1, 2016.
10.21+	Offer Letter Dated July 14, 2017 by and between Dave Loretta and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.22+	Form of Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 24, 2017.
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

10.25

Amendment No. 1, dated as of April 30, 2020, to Credit Agreement, dated as of May 17, 2018, among Duluth Holdings Inc., as the borrower, BMO Harris Bank N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the Other Lender party thereto, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Bookrunner, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 5, 2020.

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
101.PRE 104

XBRL Taxonomy Extension Presentation Linkbase Document**

Cover Page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

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

DATE: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Stephen L. Schlecht Stephen L. Schlecht	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2021
/s/ David Loretta David Loretta	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2021
/s/ Michael Murphy Michael Murphy	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 26, 2021

Directors: Stephen L. Schlecht, E. David Coolidge III, Francesca M. Edwardson, Thomas G. Folliard, David C. Finch, Brenda I. Morris and Scott K. Williams.

By:	/s/ Dave Loretta	March 26, 2021
David Loretta
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.