Form 10-Q
period 2021-05-02
DULUTH HOLDINGS INC.
filed 2021-06-04
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2021

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of June 2, 2021, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of June 2, 2021, was 29,658,718.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED May 2, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	May 2, 2021	January 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$26,054	$47,221
Receivables	2,558	2,820
Inventory, less reserves of $1,834 and $1,600, respectively	144,185	149,052
Prepaid expenses & other current assets	10,980	10,203
Prepaid catalog costs	802	1,014
Total current assets	184,579	210,310
Property and equipment, net	119,783	124,237
Operating lease right-of-use assets	115,060	117,490
Finance lease right-of-use assets, net	52,329	53,468
Available-for-sale security	6,346	6,111
Other assets, net	4,067	3,961
Total assets	$482,164	$515,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	May 2, 2021	January 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$40,091	$33,647
Accrued expenses and other current liabilities	30,903	37,686
Income taxes payable	7,683	7,579
Current portion of operating lease liabilities	11,189	11,050
Current portion of finance lease liabilities	2,578	2,629
Current portion of Duluth long-term debt	17,626	2,500
Current maturities of TRI long-term debt	640	623
Total current liabilities	110,710	95,714
Operating lease liabilities, less current maturities	101,876	104,287
Finance lease liabilities, less current maturities	42,304	43,299
Duluth long-term debt, less current maturities	—	45,750
TRI long-term debt, less current maturities	27,079	27,229
Deferred tax liabilities	8,252	8,200
Total liabilities	290,221	324,479
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of May 2, 2021 and January 31, 2021	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of May 2, 2021 and January 31, 2021	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,631 shares issued and 29,553 shares outstanding as of May 2, 2021 and 29,530 shares issued and 29,477 shares outstanding as of January 31, 2021	—	—
Treasury stock, at cost; 78 and 53 shares as of May 2, 2021 and January 31, 2021, respectively	(986)	(628)
Capital stock	93,378	92,875
Retained earnings	101,710	101,166
Accumulated other comprehensive income	250	48
Total shareholders' equity of Duluth Holdings Inc.	194,352	193,461
Noncontrolling interest	(2,409)	(2,363)
Total shareholders' equity	191,943	191,098
Total liabilities and shareholders' equity	$482,164	$515,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	May 2, 2021	May 3, 2020
Net sales	$133,419	$109,917
Cost of goods sold (excluding depreciation and amortization)	66,876	57,585
Gross profit	66,543	52,332
Selling, general and administrative expenses	64,648	71,306
Operating income (loss)	1,895	(18,974)
Interest expense	1,308	1,350
Other income, net	16	59
Income (loss) before income taxes	603	(20,265)
Income tax expense (benefit)	105	(5,086)
Net income (loss)	498	(15,179)
Less: Net loss attributable to noncontrolling interest	(46)	(44)
Net income (loss) attributable to controlling interest	$544	$(15,135)
Basic earnings (loss) per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,540	32,372
Net income (loss) per share attributable to controlling interest	$0.02	$(0.47)
Diluted earnings (loss) per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,720	32,372
Net income (loss) per share attributable to controlling interest	$0.02	$(0.47)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 2, 2021	May 3, 2020
Net income (loss)	$498	$(15,179)
Other comprehensive income
Securities available-for sale:
Unrealized security income (loss) arising during the period	270	(700)
Income tax expense (benefit)	68	(182)
Other comprehensive income (loss)	202	(518)
Comprehensive income (loss)	700	(15,697)
Comprehensive income (loss) attributable to noncontrolling interest	(46)	(44)
Comprehensive income (loss) attributable to controlling interest	$746	$(15,653)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended May 2, 2021
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 31, 2021	32,841	$92,875	$(628)	$101,166	$48	$(2,363)	$191,098
Issuance of common stock	101	132	—	—	—	—	132
Stock-based compensation	—	371	—	—	—	—	371
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(24)	—	(358)	—	—	—	(358)
Other comprehensive loss	—	—	—	—	202	—	202
Net income	—	—	—	544	—	(46)	498
Balance at May 2, 2021	32,917	$93,378	$(986)	$101,710	$250	$(2,409)	$191,943

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

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 2, 2021	May 3, 2020
Cash flows from operating activities:
Net income (loss)	$498	$(15,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,274	6,689
Stock based compensation	371	463
Deferred income taxes	(16)	(21)
Loss on disposal of property and equipment	51	—
Changes in operating assets and liabilities:
Receivables	262	(1,989)
Inventory	4,867	(27,188)
Prepaid expense & other current assets	(595)	2,196
Software hosting implementation costs, net	(132)	—
Deferred catalog costs	212	1,014
Trade accounts payable	5,991	(1,842)
Income taxes payable	104	(3,427)
Accrued expenses and deferred rent obligations	(6,330)	5,126
Other assets	(33)	—
Noncash lease impacts	(101)	667
Net cash provided by (used in) operating activities	12,423	(33,491)
Cash flows from investing activities:
Purchases of property and equipment	(2,033)	(4,059)
Capital contributions towards build-to-suit stores	—	(74)
Principal receipts from available-for-sale security	35	31
Proceeds from disposals	24	—
Net cash used in investing activities	(1,974)	(4,102)
Cash flows from financing activities:
Proceeds from line of credit	—	37,484
Payments on line of credit	—	(21,816)
Proceeds from delayed draw term loan	—	30,000
Payments on delayed draw term loan	(30,625)	(250)
Payments on TRI long term debt	(151)	(116)
Payments on finance lease obligations	(615)	(392)
Payments of tax withholding on vested restricted shares	(358)	(107)
Other	133	(150)
Net cash (used in) provided by financing activities	(31,616)	44,653
(Decrease) increase in cash, cash equivalents and restricted cash	(21,167)	7,060
Cash, cash equivalents and restricted cash at beginning of period	47,221	2,240
Cash, cash equivalents and restricted cash at end of period	$26,054	$9,300
Supplemental disclosure of cash flow information:
Interest paid	$1,348	$1,447
Income taxes paid	$—	$37
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$962	$2,000

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

The Company identifies its operating segments according to how its business activities are managed and evaluated. The Company continues to report one reportable external segment, consistent with the Company’s omnichannel business approach. The Company’s revenues generated outside the United States were insignificant.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2021 is a 52-week period and ends on January 30, 2022. Fiscal 2020 was a 52-week period and ended on January 31, 2021. The three months of fiscal 2021 and fiscal 2020 represent the Company’s 13 week periods ended May 2, 2021 and May 3, 2020, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended May 2, 2021 and May 3, 2020 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended May 2, 2021 and May 3, 2020. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2021.

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

D.    Impairment Analysis

As of May 2, 2021 and for the three months then ended, no triggering events or indicators of asset impairment were noted.

At May 3, 2020, the Company determined that the effects of COVID-19 represented indicators of asset impairment, and as a result, performed interim impairment assessments for the Company’s intangible assets, long-lived assets and goodwill. Due to the nature of the Company’s intangible assets balance, the Company concluded that no indicators of impairment were present.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on these assessments, the Company concluded that no impairment losses had been incurred. However, the Company cannot predict the future impact or duration of the negative effect of COVID-19 and as a result, cannot reasonably predict the probability or amount of impairment losses that may be incurred in future periods.

There were no triggering events subsequent to the quarter ended May 3, 2020.

E.    Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $1.8 million and $1.6 million as of May 2, 2021 and January 31, 2021, respectively

F.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	May 2, 2021	January 31, 2021
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,072	$2,490
Current software hosting implementation costs, net	1,246	1,149
Other prepaid expenses	7,662	6,564
Prepaid expenses & other current assets	$10,980	$10,203

Other assets, net
Goodwill	$402	$402
Intangible assets, net	260	264
Non-current software hosting implementation costs	2,493	2,755
Other assets, net	912	540
Other assets, net	$4,067	$3,961

G.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

H.    Cash and cash equivalents

The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

I.    Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Due to the adverse impacts of COVID-19, the Company negotiated rent deferral and payback periods with a number of the Company’s store landlords for the months of April and May 2020. Based on the guidance set forth in the Financial Accounting Standards Board (“FASB”) issued Staff Q&A “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” the Company has accounted for these deferrals as if no changes to the lease contract were made and will not elect to apply the lease modification guidance under ASC 842. As of May 2, 2021 the Company has deferred rent of approximately $0.4 million which was recorded within accrued expenses and other current liabilities and will be paid in accordance with the concession arrangements.

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended
	of Operations	May 2, 2021	May 3, 2020
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$838	$657
Interest on lease liabilities	Interest expense	495	438
Total finance lease expense		$1,333	$1,095
Operating lease expense	Selling, general and administrative expenses	$3,951	$4,136
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	328	324
Variable lease expense	Selling, general and administrative expenses	2,059	1,761
Total lease expense		$7,671	$7,316

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Three Months Ended
	May 2, 2021	May 3, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$615	$392
Operating cash flows from finance leases	$495	$439
Operating cash flows from operating leases	$3,977	$3,802

Weighted-average remaining lease term (in years):
Finance leases	13	14
Operating leases	9	10

Weighted-average discount rate:
Finance leases	4.4%	4.5%
Operating leases	4.3%	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of May 2, 2021:

Fiscal year	Finance	Operating
(in thousands)
2021 (remainder of fiscal year)	$3,381	$11,644
2022	4,523	15,749
2023	4,551	15,931
2024	4,736	15,262
2025	5,098	14,469
Thereafter	37,188	62,742
Total future minimum lease payments	$59,477	$135,797
Less – Discount	(14,595)	(22,732)
Lease liability	$44,882	$113,065

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	May 2, 2021	January 31, 2021
(in thousands)
TRI Senior Secured Note	$24,219	$24,352
TRI Note	3,500	3,500
	$27,719	$27,852
Less: current maturities	640	623
TRI long-term debt	$27,079	$27,229

Duluth Line of credit	$—	$—
Duluth Delayed draw term loan	17,626	48,250
	$17,626	$48,250
Less: current maturities	17,626	2,500
Duluth long-term debt	$—	$45,750

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

Credit Agreement

On May 17, 2018, the Company entered into a credit agreement (the “Credit Agreement”) which provided for borrowing availability of up to $80.0 million in revolving credit (the “Revolver”), and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. The $80.0 million revolving credit facility was scheduled to mature on May 17, 2023. The $50.0 million DDTL was available to draw upon in differing amounts through May 17, 2020 and was scheduled to mature on May 17, 2023. Outstanding balances under the DDTL required quarterly principal payments with a final balloon payment at maturity. The Credit Agreement was secured by essentially all Company assets and required the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement.

On April 30, 2020, the Credit Agreement was amended to include an incremental DDTL of $20.5 million (the “Incremental DDTL”) that was available to draw upon before March 31, 2021, and matured on April 29, 2021, for a total credit facility of $150.5 million. As of and for the three months ended May 2, 2021, no amount of the Incremental DDTL was funded. The loan covenants were also amended to allow for greater flexibility during the Company’s peak borrowing periods in fiscal 2020. The interest rate applicable to the Revolver or DDTL was a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR (with a 1% floor) for such interest period plus a margin of 225 to 300 basis points, based upon the Company’s rent adjusted leverage ratio (effective rate of 3.5% for the Revolver and the DDTL at May 2, 2021). The interest rate applicable to the Incremental DDTL was also a fixed rate over the aforementioned interest periods equal to LIBOR (with a 1% floor) for such interest period plus a margin of 275 to 350 basis points.

As of May 2, 2021 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above. Subsequent to the May 2, 2021 quarter end, the Company refinanced the above credit agreement. See Note 13 “Subsequent Events” for further information.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 2, 2021	January 31, 2021
(in thousands)
Salaries and benefits	$8,261	$8,826
Deferred revenue	8,588	9,944
Freight	4,031	6,769
Product returns	4,615	5,304
Catalog costs	692	396
Unpaid purchases of property & equipment	132	503
Accrued advertising	2,794	981
Other	1,790	4,963
Total accrued expenses and other current liabilities	$30,903	$37,686

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

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the three months ended May 2, 2021, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

May 2, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,012	$334	$—	$6,346

January 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,047	$64	$—	$6,111

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended May 2, 2021 or May 3, 2020.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of May 2, 2021.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$151	$170
After one year through five years	1,028	1,124
After five years through ten years	1,596	1,691
After ten years	3,237	3,361
Total	$6,012	$6,346

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	May 2, 2021		January 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$27,719	$29,787	$27,852	$28,697

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

As of May 2, 2021 and January 31, 2021, the carrying value of the delayed draw term loan and line of credit both approximated their fair value.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of May 2, 2021 and January 31, 2021.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of May 2, 2021 and January 31, 2021:

	May 2, 2021	January 31, 2021
(in thousands)
Cash	$747	$747
Property and equipment, net	24,644	24,800
Total assets	$25,391	$25,547

Other current liabilities	$81	$58
Current maturities of long-term debt	640	623
TRI Long-term debt	27,079	27,229
Noncontrolling interest in VIE	(2,409)	(2,363)
Total liabilities and shareholders' equity	$25,391	$25,547

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

	Three Months Ended
	May 2, 2021	May 3, 2020
(in thousands, except per share data)
Numerator - net income (loss) attributable to controlling interest	$544	$(15,135)
Denominator - weighted average shares (Class A and Class B)
Basic	32,540	32,372
Dilutive shares	180	—
Diluted	32,720	32,372
Earnings (loss) per share (Class A and Class B)
Basic	$0.02	$(0.47)
Diluted	$0.02	$(0.47)

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Computation of diluted loss per share for the three months ended May 3, 2020 excluded 0.1 million shares of unvested restricted stock respectively, because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.4 million for the three months ended May 2, 2021 and May 3, 2020. The Company’s total stock compensation expense (benefit) is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the three months ended May 2, 2021 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 31, 2021	338,239	$9.74
Granted	90,914	15.45
Vested	(68,502)	11.70
Forfeited	(595)	17.95
Outstanding at May 2, 2021	360,056	$10.79

At May 2, 2021, the Company had unrecognized compensation expense of $3.2 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.9 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 2, 2021	January 31, 2021
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	46,979	47,451
Buildings	35,342	35,344
Vehicles	161	161
Warehouse equipment	14,528	14,685
Office equipment and furniture	52,624	52,614
Computer equipment	9,809	9,861
Software	33,951	34,003
	197,880	198,605
Accumulated depreciation and amortization	(81,615)	(75,958)
	116,265	122,647
Construction in progress	3,518	1,590
Property and equipment, net	$119,783	$124,237

10.    REVENUE

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods. Revenue for merchandise that is shipped to our customers from our distribution centers and stores is recognized upon shipment. Store revenue is recognized at the point of sale, net of returns, and excludes taxes. Shipping and processing revenue generated from customer

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

orders are included as a component of net sales and shipping and processing expense, including handling expense, is included as a component of selling, general and administrative expenses. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses.

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended
	May 2, 2021	May 3, 2020
(in thousands)
Direct-to-consumer	$88,366	$86,530
Stores	45,053	23,387
	$133,419	$109,917

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	May 2, 2021	January 31, 2021
(in thousands)
Contract assets	$2,072	$2,490
Contract liabilities	$8,432	$9,788

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

	May 2, 2021	May 3, 2020
(in thousands)
Balance as of beginning of period	$9,788	$9,790
Gift cards sold	1,739	1,545
Gift cards redeemed	(2,990)	(2,606)
Gift card breakage	(105)	(996)
Balance as of end of period	$8,432	$7,733

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 16% for the three months ended May 2, 2021, which was impacted by changes to certain discrete items during the quarter. Excluding these non-recurring discrete items, the effective tax rate related to controlling interest was 25% for both the three months ended May 2, 2021 and May 3, 2020. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

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

13.    SUBSEQUENT EVENTS

On May 14, 2021, the Company terminated the aforementioned Credit Agreement, dated as of May 17, 2018, as amended, and entered into a new credit agreement (the “New Credit Agreement”). The New Credit Agreement matures on May 14, 2026 and provides for borrowings of up to $150.0 million that are available under a revolving senior credit facility, with a $5.0 million sublimit for issuance of standby letters of credit, as well as a $10.0 million sublimit for swing line loans. At the Company’s option, the interest rate applicable to the Revolver will be a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.25% to 2.00% determined based on the Company’s rent adjusted leverage ratio, or (ii) the base rate plus the applicable rate of 0.25% to 1.00% based on the Company’s rent adjusted leverage ratio. The New Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the New Credit Agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“2020 Form 10-K”).

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2021 is a 52-week period and ends on January 30, 2022. Fiscal 2020 was a 52-week period and ended on January 31, 2021. The three months of fiscal 2021 and fiscal 2020 represent our 13 week periods ended May 2, 2021 and May 3, 2020, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2020 Form 10-K, Part II, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the prolonged effects of the COVID-19 on store traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand and sub-brand image; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of a maturing store portfolio; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold in global market constraints; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclosed in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of May 2, 2021, we operated 61 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales in fiscal 2021 first quarter increased by 21.4% over the prior year first quarter to $133.4 million;

•Net income of $0.5 million in fiscal 2021 first quarter compared to the prior year first quarter net loss of $(15.2) million;

•Adjusted EBITDA increased to $10.1 million in fiscal 2021 first quarter compared to the prior year first quarter Adjusted EBITDA of $(11.6) million;

See “Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

With an emphasis on profitable growth we are pursuing several strategies, including evolving into a portfolio of distinct brands within the Duluth Trading ecosystem, growing sales in existing store and non-store markets, strengthening the core Men’s Duluth sub-brand and growing our Women’s Duluth sub-brand.

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

	Three Months Ended
	May 2, 2021	May 3, 2020
(in thousands)
Net sales	$133,419	$109,917
Cost of goods sold (excluding depreciation and amortization)	66,876	57,585
Gross profit	66,543	52,332
Selling, general and administrative expenses	64,648	71,306
Operating income (loss)	1,895	(18,974)
Interest expense	1,308	1,350
Other income, net	16	59
Income (loss) before income taxes	603	(20,265)
Income tax expense (benefit)	105	(5,086)
Net income (loss)	498	(15,179)
Less: Net loss attributable to noncontrolling interest	(46)	(44)
Net income (loss) attributable to controlling interest	$544	$(15,135)
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	50.1%	52.4%
Gross margin	49.9%	47.6%
Selling, general and administrative expenses	48.5%	64.9%
Operating income (loss)	1.4%	(17.3)%
Interest expense	1.0%	1.2%
Other income, net	-%	0.1%
Income (loss) before income taxes	0.5%	(18.4)%
Income tax expense (benefit)	0.1%	(4.6)%
Net income (loss)	0.4%	(13.8)%
Less: Net loss attributable to noncontrolling interest	-%	-%
Net income (loss) attributable to controlling interest	0.4%	(13.8)%

Three Months Ended May 2, 2021 Compared to Three Months Ended May 3, 2020

Net Sales

Net sales increased $23.5 million, or 21.4%, to $133.4 million in the three months ended May 2, 2021 compared to $109.9 million in the three months ended May 3, 2020. The increase was due to increases in both non-store and store market sales.

Store market sales increased $22.5 million, or 33.3%, to $89.9 million in the three months ended May 2, 2021 compared to $67.4 million in the three months ended May 3, 2020. The year-over-year sales difference was driven by temporary store closures in fiscal 2020 beginning on March 20, 2020 through May 3, 2020, as well as growth in online sales from both existing customers and new buyers. Non-store market sales increased $0.8 million, or 2%, to $42.0 million in the three months ended May 2, 2021 compared to $41.2 million in the three months ended May 3, 2020.

Gross Profit

Gross profit increased $14.2 million, or 27.2%, to $66.5 million in the three months ended May 2, 2021 compared to $52.3 million in the three months ended May 3, 2020. As a percentage of net sales, gross margin increased to 49.9% of net sales in the three months ended May 2, 2021, compared to 47.6% of net sales in the three months ended May 3, 2020. The increase in gross margin rate was driven a higher mix of full price sales as well as improved gross margin rates on both full price and clearance items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6.7 million, or 9.3%, to $64.6 million in the three months ended May 2, 2021 compared to $71.3 million in the three months ended May 3, 2020. Selling, general and administrative expenses as a percentage of net sales decreased to 48.5% in the three months ended May 2, 2021, compared to 64.9% in the three months ended May 3, 2020. The positive leverage was primarily due to shifting to a more efficient digital marketing approach as customer purchasing patterns migrated to online.

The decrease in selling, general and administrative expense was primarily due to decreased traditional advertising, reduced digital prospecting spend, the elimination of third-party logistics, and $1.6 million of non-recurring COVID-19 related expenses during the first quarter of the prior fiscal year. The decrease was partially offset by increased wages due to Company retail locations being open for the full fiscal quarter.

Income Taxes

Income tax expense was $0.1 million in the three months ended May 2, 2021, compared to an income tax benefit of $5.1 million in the three months ended May 3, 2020. The effective tax rate related to controlling interest was 16% for the three months ended May 2, 2021, which was impacted by changes to certain discrete items during the quarter. Excluding these non-recurring discrete items, the effective tax rate related to controlling interest was 25% for both the three months ended May 2, 2021 and May 3, 2020.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $0.5 million, in the three months ended May 2, 2021 compared to a net loss of $(15.1) million in the three months ended May 3, 2020, due to the factors discussed above.

Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	May 2, 2021	May 3, 2020
(in thousands)
Net income (loss)	$498	$(15,179)
Depreciation and amortization	7,274	6,689
Amortization of internal-use software hosting
subscription implementation costs	369	—
Interest expense	1,308	1,350
Amortization of build-to-suit operating leases capital contribution	199	199
Income tax expense (benefit)	105	(5,086)
EBITDA	$9,753	$(12,027)
Stock based compensation	371	463
Adjusted EBITDA	$10,124	$(11,564)

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $20.7 million to $10.1 million in the three months ended May 2, 2021 compared to $(11.6) million in the three months ended May 3, 2020. As a percentage of net sales, Adjusted EBITDA increased to 7.6% of net sales in the three months ended May 2, 2021 compared to (10.5)% of net sales in the three months ended May 3, 2020.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with infrastructure, information technology, and opening new stores. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At May 2, 2021, our net working capital was $73.5 million, including $26.1 million of cash and cash equivalents.

We expect to spend approximately $15.0 million in fiscal 2021 on capital expenditures, inclusive of software hosting implementation costs. Capital expenditures includes a total of approximately $13.0 million related to investments in technology and $2.0 million for one planned new retail store. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	May 2, 2021	May 3, 2020
(in thousands)
Net cash provided by (used in) operating activities	$12,423	$(33,491)
Net cash used in investing activities	(1,974)	(4,102)
Net cash (used in) provided by financing activities	(31,616)	44,653
(Decrease) increase in cash, cash equivalents and restricted cash	$(21,167)	$7,060

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the three months ended May 2, 2021, net cash provided by operating activities was $12.4 million, which consisted of net income of $0.5 million, cash provided by operating assets and liabilities of $4.8 million, non-cash depreciation and amortization of $7.3 million, and stock based compensation of $0.4 million. The cash provided by operating assets and liabilities of $4.8 million primarily consisted of a $4.9 million decrease in inventory and a $6.5 million increase in trade accounts payable, partially offset by a $6.8 million decrease in accrued expenses.

For the three months ended May 3, 2020, net cash used in operating activities was $33.5 million, which consisted of net loss of $15.2 million and cash used in operating assets and liabilities of $25.4 million, partially offset by non-cash depreciation and amortization of $6.7 million and stock based compensation of $0.5 million. The cash used in operating assets and liabilities of $25.4 million primarily consisted of a $27.2 million increase in inventory. The quarter-end inventory position, although primarily consisting of core non-seasonal products, reflected a higher balance than historical levels due to purchase commitments made prior to scaling back new store openings and a general slowdown in sales growth over the prior 18 months. Net cash used in operating activities was partially offset by a $5.1 million increase in accrued expenses and deferred rent obligations, a $3.4 million decrease of income taxes payable and a $1.0 million decrease in deferred catalog costs.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to investments in infrastructure, information technology, and new store openings.

For the three months ended May 2, 2021, net cash used in investing activities was $2.0 million and was primarily driven by capital expenditures of $2.0 million for new investments in information technology.

For the three months ended May 3, 2020, net cash used in investing activities was $4.1 million and was primarily driven by capital expenditures of $4.1 million for new retail stores, as well as investments in information technology.

Net Cash (Used in) Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debt, as well as payments on finance lease obligations.

For the three months ended May 2, 2021, net cash used in financing activities was $31.6 million, primarily consisting of payments of $30.6 million on long-term debt.

For the three months ended May 3, 2020, net cash provided by financing activities was $44.7 million, primarily consisting of proceeds of $29.7 million, net from our term loan and proceeds of $15.7 million, net from our revolving line of credit to fund working capital.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2020 Form 10-K.

Recent Accounting Pronouncements

See Note 12 “Recent Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2020 Form 10-K. See Note 3 “Debt and Credit Agreement,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to borrowings under our credit agreement.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2020 Form 10-K, or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our fiscal 2020 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended May 2, 2021, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended May 2, 2021.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
February 1, 2021 - February 28, 2021	16,112	$14.05	—	$—
March 1, 2021 - April 4, 2021	3,135	14.35	—	—
April 5, 2021 - May 2, 2021	5,280	16.46	—	—
Total	24,527	$14.95	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1

Credit Agreement, dated as of May 14, 2021, among Duluth Holdings Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, BofA Securities, Inc., as a Joint Lead Arranger and Sole Bookrunner, and Keybanc Capital Markets Inc., as a Joint Lead Arranger, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 14, 2021.

10.2

Security Agreement, dated as of May 14, 2021, by and between Duluth Holdings Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 14, 2021.

10.3	Employment Agreement between Duluth Holdings Inc. and Samuel M. Sato dated May 3, 2021.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2021 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2021
DULUTH HOLDINGS INC. (Registrant)
/s/ David Loretta
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)