Form 10-Q
period 2021-08-01
DULUTH HOLDINGS INC.
filed 2021-09-03
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2021

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of September 1, 2021, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of September 1, 2021, was 29,692,405.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED August 1, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	August 1, 2021	January 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$18,921	$47,221
Receivables	2,912	2,270
Inventory, less reserves of $1,077 and $1,600, respectively	134,887	149,052
Prepaid expenses & other current assets	13,090	10,203
Prepaid catalog costs	39	1,014
Total current assets	169,849	209,760
Property and equipment, net	117,571	124,237
Operating lease right-of-use assets	112,131	117,490
Finance lease right-of-use assets, net	51,598	53,468
Available-for-sale security	6,729	6,111
Other assets, net	5,280	4,511
Total assets	$463,158	$515,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	August 1, 2021	January 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$37,717	$33,647
Accrued expenses and other current liabilities	32,687	37,686
Income taxes payable	587	7,579
Current portion of operating lease liabilities	11,378	11,050
Current portion of finance lease liabilities	2,657	2,629
Current portion of Duluth long-term debt	—	2,500
Current maturities of TRI long-term debt	658	623
Total current liabilities	85,684	95,714
Operating lease liabilities, less current maturities	98,950	104,287
Finance lease liabilities, less current maturities	41,633	43,299
Duluth long-term debt, less current maturities	—	45,750
TRI long-term debt, less current maturities	26,928	27,229
Deferred tax liabilities	8,061	8,200
Total liabilities	261,256	324,479
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of August 1, 2021 and January 31, 2021	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of August 1, 2021 and January 31, 2021	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,771 shares issued and 29,693 shares outstanding as of August 1, 2021 and 29,530 shares issued and 29,477 shares outstanding as of January 31, 2021	—	—
Treasury stock, at cost; 78 and 53 shares as of August 1, 2021 and January 31, 2021, respectively	(991)	(628)
Capital stock	94,080	92,875
Retained earnings	110,703	101,166
Accumulated other comprehensive income	564	48
Total shareholders' equity of Duluth Holdings Inc.	204,356	193,461
Noncontrolling interest	(2,454)	(2,363)
Total shareholders' equity	201,902	191,098
Total liabilities and shareholders' equity	$463,158	$515,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net sales	$149,127	$137,375	$282,546	$247,292
Cost of goods sold (excluding depreciation and amortization)	67,701	64,903	134,577	122,488
Gross profit	81,426	72,472	147,969	124,804
Selling, general and administrative expenses	68,339	62,680	132,987	133,986
Operating income (loss)	13,087	9,792	14,982	(9,182)
Interest expense	1,182	1,778	2,490	3,128
Other income (loss), net	56	(250)	72	(191)
Income (loss) before income taxes	11,961	7,764	12,564	(12,501)
Income tax expense (benefit)	3,014	1,866	3,119	(3,220)
Net income (loss)	8,947	5,898	9,445	(9,281)
Less: Net loss attributable to noncontrolling interest	(45)	(43)	(91)	(87)
Net income (loss) attributable to controlling interest	$8,992	$5,941	$9,536	$(9,194)
Basic earnings (loss) per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,624	32,445	32,582	32,408
Net income (loss) per share attributable to controlling interest	$0.28	$0.18	$0.29	$(0.28)
Diluted earnings (loss) per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,813	32,445	32,786	32,408
Net income (loss) per share attributable to controlling interest	$0.27	$0.18	$0.29	$(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net income (loss)	$8,947	$5,898	$9,445	$(9,281)
Other comprehensive income
Securities available-for sale:
Unrealized security income (loss) arising during the period	419	335	689	(365)
Income tax expense (benefit)	105	87	173	(95)
Other comprehensive income (loss)	314	248	516	(270)
Comprehensive income (loss)	9,261	6,146	9,961	(9,551)
Comprehensive loss attributable to noncontrolling interest	(45)	(43)	(91)	(87)
Comprehensive income (loss) attributable to controlling interest	$9,306	$6,189	$10,052	$(9,464)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended August 1, 2021
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 31, 2021	32,841	$92,875	$(628)	$101,166	$48	$(2,363)	$191,098
Issuance of common stock	101	132	—	—	—	—	132
Stock-based compensation	—	371	—	—	—	—	371
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(24)	—	(358)	—	—	—	(358)
Other comprehensive loss	—	—	—	—	202	—	202
Net income (loss)	—	—	—	544	—	(46)	498
Balance at May 2, 2021	32,917	$93,378	$(986)	$101,711	$250	$(2,409)	$191,944
Issuance of common stock	142	139	—	—	—	—	139
Stock-based compensation	—	563	—	—	—	—	563
Restricted stock forfeitures	(2)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(5)	—	—	—	(5)
Other comprehensive income	—	—	—	—	314	—	314
Net income (loss)	—	—	—	8,992	—	(45)	8,947
Balance at August 1, 2021	33,057	$94,080	$(991)	$110,703	$564	$(2,454)	$201,902

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

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	August 1, 2021	August 2, 2020
Cash flows from operating activities:
Net income (loss)	$9,445	$(9,281)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,516	13,292
Stock based compensation	1,007	881
Deferred income taxes	(312)	3,300
Loss on disposal of property and equipment	67	321
Changes in operating assets and liabilities:
Receivables	(642)	(625)
Income taxes receivable	—	(3,780)
Inventory	14,165	(19,735)
Prepaid expense & other current assets	(1,332)	2,594
Software hosting implementation costs, net	(1,220)	—
Deferred catalog costs	975	927
Trade accounts payable	2,889	3,360
Income taxes payable	(6,992)	(3,427)
Accrued expenses and deferred rent obligations	(4,908)	(1,556)
Other assets	(1,035)	—
Noncash lease impacts	(111)	927
Net cash provided by (used in) operating activities	26,512	(12,802)
Cash flows from investing activities:
Purchases of property and equipment	(4,984)	(8,842)
Capital contributions towards build-to-suit stores	—	(357)
Principal receipts from available-for-sale security	71	64
Proceeds from disposals	55	—
Net cash used in investing activities	(4,858)	(9,135)
Cash flows from financing activities:
Proceeds from line of credit	5,000	52,484
Payments on line of credit	(5,000)	(41,816)
Proceeds from delayed draw term loan	—	30,000
Payments on delayed draw term loan	(48,250)	(500)
Payments on TRI long term debt	(303)	(234)
Payments on finance lease obligations	(1,237)	(793)
Payments of tax withholding on vested restricted shares	(363)	(174)
Other	199	(102)
Net cash (used in) provided by financing activities	(49,954)	38,865
(Decrease) increase in cash, cash equivalents	(28,300)	16,928
Cash, cash equivalents and restricted cash at beginning of period	47,221	2,240
Cash, cash equivalents and restricted cash at end of period	$18,921	$19,168
Supplemental disclosure of cash flow information:
Interest paid	$2,519	$3,151
Income taxes paid	$10,461	$40
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$2,052	$2,451

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2021 is a 52-week period and ends on January 30, 2022. Fiscal 2020 was a 52-week period and ended on January 31, 2021. The three months of fiscal 2021 and fiscal 2020 represent the Company’s 13 week periods ended August 1, 2021 and August 2, 2020, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended August 1, 2021 and August 2, 2020 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended August 1, 2021 and August 2, 2020. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2021.

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

D.    Impairment Analysis

As of August 1, 2021 and for the three and six months then ended, no triggering events or indicators of asset impairment were noted.

E.    Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

inventories below cost. Inventory reserve for excess and obsolete items was $1.1 million and $1.6 million as of August 1, 2021 and January 31, 2021, respectively.

The reserve for inventory shrinkage is adjusted to reflect the trend of historical physical inventory count results. The Company performs its retail store physical inventory counts in July and the difference between actual and estimated shrinkage, recorded in Cost of goods sold, may cause fluctuations in second fiscal quarter results.

F.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	August 1, 2021	January 31, 2021
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,972	$2,490
Current software hosting implementation costs, net	1,303	1,149
Other prepaid expenses	9,815	6,564
Prepaid expenses & other current assets	$13,090	$10,203

Other assets, net
Goodwill	$402	$402
Intangible assets, net	255	264
Non-current software hosting implementation costs	2,606	2,755
Other assets, net	2,017	1,090
Other assets, net	$5,280	$4,511

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

I.    Reclassifications

Certain reclassifications have been made to the 2020 financial statements in order to conform to the 2021 presentation. There were no changes to previously reported shareholders’ equity or net income (loss) as a result of the reclassifications.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Six Months Ended
	of Operations	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$840	$908	$1,678	$1,565
Interest on lease liabilities	Interest expense	486	435	981	873
Total finance lease expense		$1,326	$1,343	$2,659	$2,438
Operating lease expense	Selling, general and administrative expenses	$3,849	$4,495	$7,800	$8,631
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	3,624	649	3,948
Variable lease expense	Selling, general and administrative expenses	2,167	2,277	4,226	4,038
Total lease expense		$7,663	$11,739	$15,334	$19,055

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Six Months Ended
	August 1, 2021	August 2, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,237	$793
Operating cash flows from finance leases	$981	$873
Operating cash flows from operating leases	$7,842	$7,607

Weighted-average remaining lease term (in years):
Finance leases	12	14
Operating leases	9	10

Weighted-average discount rate:
Finance leases	4.4%	4.5%
Operating leases	4.3%	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of August 1, 2021:

Fiscal year	Finance	Operating
(in thousands)
2021 (remainder of fiscal year)	$2,273	$7,879
2022	4,523	15,961
2023	4,551	16,143
2024	4,736	15,493
2025	5,098	14,703
Thereafter	37,218	63,463
Total future minimum lease payments	$58,399	$133,642
Less – Discount	(14,109)	(23,314)
Lease liability	$44,290	$110,328

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	August 1, 2021	January 31, 2021
(in thousands)
TRI Senior Secured Note	$24,086	$24,352
TRI Note	3,500	3,500
	$27,586	$27,852
Less: current maturities	658	623
TRI long-term debt	$26,928	$27,229

Duluth Delayed draw term loan	—	48,250
	$—	$48,250
Less: current maturities	—	2,500
Duluth long-term debt	$—	$45,750

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

On April 30, 2020, the Credit Agreement was amended to include an incremental DDTL of $20.5 million (the “Incremental DDTL”) that was available to draw upon before March 31, 2021, and matured on April 29, 2021, for a total credit facility of $150.5 million. The loan covenants were also amended to allow for greater flexibility during the Company’s peak borrowing periods in fiscal 2020. The interest rate applicable to the Revolver or DDTL was a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR (with a 1% floor) for such interest period plus a margin of 225 to 300 basis points, based upon the Company’s rent adjusted leverage. The interest rate applicable to the Incremental DDTL was also a fixed rate over the aforementioned interest periods equal to LIBOR (with a 1% floor) for such interest period plus a margin of 275 to 350 basis points.

On May 14, 2021, the Company terminated the Credit Agreement, and entered into a new credit agreement (the “New Credit Agreement”), which was treated as a modification for accounting purposes. The New Credit Agreement matures on May 14, 2026 and provides for borrowings of up to $150.0 million that are available under a revolving senior credit facility, with a $5.0 million sublimit for issuance of standby letters of credit, as well as a $10.0 million sublimit for swing line loans. At the Company’s option, the interest rate applicable to the revolving senior credit facility will be a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.25% to 2.00% determined based on the Company’s rent adjusted leverage ratio, or (ii) the base rate plus the applicable rate of 0.25% to 1.00% based on the Company’s rent adjusted leverage ratio. The New Credit Agreement is secured by essentially all Company assets and requires the Company

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the New Credit Agreement

As of August 1, 2021 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants contained within the New Credit Agreement.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	August 1, 2021	January 31, 2021
(in thousands)
Salaries and benefits	$8,473	$8,826
Deferred revenue	7,757	9,944
Freight	3,343	6,769
Product returns	4,514	5,304
Unpaid purchases of property & equipment	1,400	503
Accrued advertising	2,692	1,377
Other	4,508	4,963
Total accrued expenses and other current liabilities	$32,687	$37,686

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

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the six months ended August 1, 2021, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

August 1, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,976	$753	$—	$6,729

January 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,047	$64	$—	$6,111

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the six months ended August 1, 2021 or August 2, 2020.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of August 1, 2021.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$155	$199
After one year through five years	1,053	1,271
After five years through ten years	1,628	1,847
After ten years	3,140	3,412
Total	$5,976	$6,729

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	August 1, 2021		January 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$27,586	$28,641	$27,852	$28,697

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

As of January 31, 2021, the carrying value of the delayed draw term loan approximated its fair value.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of August 1, 2021 and January 31, 2021.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of August 1, 2021 and January 31, 2021:

	August 1, 2021	January 31, 2021
(in thousands)
Cash	$749	$747
Property and equipment, net	24,489	24,800
Total assets	$25,238	$25,547

Other current liabilities	$106	$58
Current maturities of long-term debt	658	623
TRI Long-term debt	26,928	27,229
Noncontrolling interest in VIE	(2,454)	(2,363)
Total liabilities and shareholders' equity	$25,238	$25,547

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

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
(in thousands, except per share data)
Numerator - net income (loss) attributable to controlling interest	$8,992	$5,941	$9,536	$(9,194)
Denominator - weighted average shares (Class A and Class B)
Basic	32,624	32,445	32,582	32,408
Dilutive shares	189	—	204	—
Diluted	32,813	32,445	32,786	32,408
Earnings (loss) per share (Class A and Class B)
Basic	$0.28	$0.18	$0.29	$(0.28)
Diluted	$0.27	$0.18	$0.29	$(0.28)

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of diluted loss per share for the three and six months ended August 2, 2020 excluded (0.1) million and (0.1) million shares of unvested restricted stock, respectively, because their inclusion would be anti-dilutive.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.6 million and $1.0 million for the three and six months ended August 1, 2021, respectively and $0.4 million and $0.8 million for the three and six months ended August 2, 2020, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the six months ended August 1, 2021 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 31, 2021	338,239	$9.74
Granted	224,482	15.84
Vested	(148,719)	7.81
Forfeited	(1,739)	16.93
Outstanding at August 1, 2021	412,263	$13.73

At August 1, 2021, the Company had unrecognized compensation expense of $4.8 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.6 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 1, 2021	January 31, 2021
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	46,643	47,451
Buildings	35,346	35,344
Vehicles	161	161
Warehouse equipment	14,351	14,685
Office equipment and furniture	52,687	52,614
Computer equipment	9,813	9,861
Software	33,991	34,003
	197,478	198,605
Accumulated depreciation and amortization	(87,300)	(75,958)
	110,178	122,647
Construction in progress	7,393	1,590
Property and equipment, net	$117,571	$124,237

10.    REVENUE

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods. Revenue for merchandise that is shipped to our customers from our distribution centers and stores is recognized upon shipment. Store revenue is

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
(in thousands)
Direct-to-consumer	$85,264	$100,581	$173,630	$187,111
Stores	63,863	36,794	108,916	60,181
	$149,127	$137,375	$282,546	$247,292

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	August 1, 2021	January 31, 2021
(in thousands)
Contract assets	$1,972	$2,490
Contract liabilities	$7,757	$9,788

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

	August 1, 2021	August 2, 2020
(in thousands)
Balance as of beginning of period	$9,788	$9,790
Gift cards sold	4,171	4,059
Gift cards redeemed	(5,919)	(5,211)
Gift card breakage	(283)	(1,045)
Balance as of end of period	$7,757	$7,593

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 25% for the six months ended August 1, 2021 and 26% for the six months ended August 2, 2020. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2021 is a 52-week period and ends on January 30, 2022. Fiscal 2020 was a 52-week period and ended on January 31, 2021. The three and six months of fiscal 2021 and fiscal 2020 represent our 13 and 26 week periods ended August 1, 2021 and August 2, 2020, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2020 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the prolonged effects of the COVID-19 on store traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand image; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of a maturing store portfolio; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold in global market constraints; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclosed in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of August 1, 2021, we operated 61 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales in fiscal 2021 second quarter increased by 8.6% over the prior year second quarter to $149.1 million, and net sales in the first six months of fiscal 2021 increased by 14.3% over the first six months of the prior year to $282.5 million;

•Net income of $9.0 million in fiscal 2021 second quarter compared to the prior year second quarter net income of $5.9 million, and net income in the first six months of fiscal 2021 of $9.5 million compared to a net loss in the first six months of fiscal 2020 of $(9.2) million; and

•Adjusted EBITDA increased to $21.6 million in fiscal 2021 second quarter compared to the prior year second quarter Adjusted EBITDA of $16.8 million, and adjusted EBITDA in the first six months of fiscal 2021 of $31.7 million compared to $5.2 million over the first six months of the prior year.

See “Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

The Company has completed a comprehensive review of current operations, logistics networks, marketing and technology capabilities, and unique brands and products. The Company formulated the “Big Dam Blueprint”, which management believes will unlock the Company’s full potential for long-term, sustainable growth.

Big Dam Blueprint

•Begin with a digital-first mindset that integrates technology into all areas of the business, fundamentally changing how we operate and deliver value to customers.

•Intensify efforts to optimize Duluth Trading’s owned retail channels by increasing focus and investments in our direct channel as our primary growth vehicle. We are conducting strategic research that will inform decisions on future stores regarding new locations and market share potential, size and layout.

•Evolve the Company’s multi-brand platform as a new pathway to grow the business. Create unique brand positions, across men’s and women’s, for Duluth, 40Grit, Alaskan Hardgear, Buck Naked, and Best Made to address customer needs for various occasions including work, outdoor recreation, casual lifestyle, and first layer. Invest in the evolution of the Duluth Trading platform to enable the integration of new brands, expand our offerings and broaden our customer base.

•Carefully test and learn to unlock long-term growth potential. Explore new opportunities to engage current and potential customers through products, services and touchpoints that they expect and value.

•Increase and, in some areas, accelerate investments to future proof the business. Areas under analysis include greater automation across the logistics network; technology that will improve operations, generate positive impact and sustainable returns; support growth through multiple brands and seamlessly integrate new brands into the portfolio, and attract the talent, skillsets and expertise needed to scale the business.

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

The ultimate impact of COVID-19 on our operational and financial performance still depends on future developments outside of our control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand. We continue to actively evaluate all federal, state and local regulations to ensure compliance by our store operations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll-related expenses and occupancy expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. They also include marketing expense, which primarily includes digital and television advertising, catalog production, mailing and print advertising costs, as well as all logistics costs associated with shipping product to our customers, consulting and software expenses and professional services fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower-volume quarters and lower in higher-volume quarters because a portion of the costs are relatively fixed.

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are advertising, marketing, rent/occupancy and payroll costs. While we expect these expenses to increase as we continue to grow our organization to support our growing business and increase brand awareness, we believe these expenses will decrease as a percentage of sales over time.

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

We define Adjusted EBITDA as consolidated net income before depreciation and amortization, interest expense and provision for income taxes adjusted for the impact of certain items, including non-cash and other items we do not consider representative of our ongoing operating performance. We believe Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items. We also use Adjusted EBITDA as the key financial metric in determining our fiscal 2021 bonus compensation for our employees. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
(in thousands)
Net sales	$149,127	$137,375	$282,546	$247,292
Cost of goods sold (excluding depreciation and amortization)	67,701	64,903	134,577	122,488
Gross profit	81,426	72,472	147,969	124,804
Selling, general and administrative expenses	68,339	62,680	132,987	133,986
Operating income (loss)	13,087	9,792	14,982	(9,182)
Interest expense	1,182	1,778	2,490	3,128
Other income (loss), net	56	(250)	72	(191)
Income (loss) before income taxes	11,961	7,764	12,564	(12,501)
Income tax expense (benefit)	3,014	1,866	3,119	(3,220)
Net income (loss)	8,947	5,898	9,445	(9,281)
Less: Net loss attributable to noncontrolling interest	(45)	(43)	(91)	(87)
Net income (loss) attributable to controlling interest	$8,992	$5,941	$9,536	$(9,194)
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	45.4%	47.2%	47.6%	49.5%
Gross margin	54.6%	52.8%	52.4%	50.5%
Selling, general and administrative expenses	45.8%	45.6%	47.1%	54.2%
Operating income (loss)	8.8%	7.1%	5.3%	(3.7)%
Interest expense	0.8%	1.3%	0.9%	1.3%
Other income (loss), net	-%	(0.2)%	-%	(0.1)%
Income (loss) before income taxes	8.0%	5.7%	4.4%	(5.1)%
Income tax expense (benefit)	2.0%	1.4%	1.1%	(1.3)%
Net income (loss)	6.0%	4.3%	3.3%	(3.8)%
Less: Net loss attributable to noncontrolling interest	-%	-%	-%	-%
Net income (loss) attributable to controlling interest	6.0%	4.3%	3.4%	(3.7)%

Three Months Ended August 1, 2021 Compared to Three Months Ended August 2, 2020

Net Sales

Net sales increased $11.7 million, or 8.6%, to $149.1 million in the three months ended August 1, 2021 compared to $137.4 million in the three months ended August 2, 2020. The increase was due to an increase in store market sales, partially offset by a decrease in non-store market sales.

Store market sales increased $17.7 million, or 19.8%, to $107.1 million in the three months ended August 1, 2021 compared to $89.4 million in the three months ended August 2, 2020. The year-over-year sales difference was primarily driven by temporary store closures beginning on March 20, 2020 until they re-opened beginning in the first week of May through the third week of June. Non-store market sales decreased $5.9 million, or 12.7%, to $40.7 million in the three months ended August 1, 2021 compared to $46.6 million in the three months ended August 2, 2020. The decrease was due to the rapid shift by customers from buying in-store to buying online, extended free shipping, higher promotions, and deeper investments in digital prospecting in the prior year.

Gross Profit

Gross profit increased $8.9 million, or 12.4%, to $81.4 million in the three months ended August 1, 2021 compared to $72.5 million in the three months ended August 2, 2020. As a percentage of net sales, gross margin increased to 54.6% of net sales in the three months ended August 1, 2021, compared to 52.8% of net sales in the three months ended August 2, 2020. The increase in gross margin rate was driven by a higher mix of full price sales, as well as improved gross margin rates particularly within the Women’s division.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.7 million, or 9.0%, to $68.3 million in the three months ended August 1, 2021 compared to $62.7 million in the three months ended August 2, 2020. Selling, general and administrative expenses as a percentage of net sales increased slightly to 45.8% in the three months ended August 1, 2021, compared to 45.6% in the three months ended August 2, 2020.

The increase in selling, general and administrative expense was primarily due to higher wages due to the Company’s retail locations being open for the full fiscal quarter, coupled with annual merit increases and higher depreciation expense.

Income Taxes

Income tax expense was $3.0 million in the three months ended August 1, 2021, compared to an income tax expense of $1.9 million in the three months ended August 2, 2020. The effective tax rate related to controlling interest was 25% for the three months ended August 1, 2021 compared to 24% for the three months ended August 2, 2020.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $9.0 million, in the three months ended August 1, 2021 compared to net income of $5.9 million in the three months ended August 2, 2020, due to the factors discussed above.

Six Months Ended August 1, 2021 Compared to Six Months Ended August 2, 2020

Net Sales

Net sales increased $35.3 million, or 14.3%, to $282.6 million in the six months ended August 1, 2021 compared to $247.3 million in the six months ended August 2, 2020. The increase was due to an increase in store market sales, partially offset by a decrease in non-store market sales.

Store market sales increased $40.2 million, or 25.6%, to $197.0 million in the six months ended August 1, 2021 compared to $156.8 million in the six months ended August 2, 2020. The year-over-year sales difference was driven by temporary store closures in fiscal 2020 beginning on March 20, 2020 through the third week of June, as well as growth in online sales from both existing customers and new buyers. Non-store market sales decreased $5.1 million, or 5.9%, to $82.7 million in the six months ended August 1, 2021 compared to $87.8 million in the six months ended August 2, 2020 also due to heavy volume in the prior year due to customer purchasing patterns migrating online, extended free shipping offers, higher promotions and deeper investments in digital prospecting.

Gross Profit

Gross profit increased $23.2 million, or 18.6%, to $148.0 million in the six months ended August 1, 2021 compared to $124.8 million in the six months ended August 2, 2020. As a percentage of net sales, gross margin increased to 52.4% of net sales in the six months ended August 1, 2021, compared to 50.5% of net sales in the six months ended August 2, 2020. The increase in gross margin rate was also driven by a higher mix of full price sales as well as improved gross margin rates on both full price and clearance items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million, or 0.7%, to $133.0 million in the six months ended August 1, 2021 compared to $134.0 million in the six months ended August 2, 2020. Selling, general and administrative expenses as a percentage of net sales decreased to 47.1% in the six months ended August 1, 2021, compared to 54.2% in the six months ended August 2, 2020. The positive leverage was primarily due to shifting to a more efficient digital marketing approach.

The decrease in selling, general and administrative expense was primarily due to decreased traditional advertising, partially offset by increased wages due to Company retail locations being open for the full fiscal year, as well as increased depreciation expense associated with investments in technology.

Income Taxes

Income tax expense was $3.1 million in the six months ended August 1, 2021, compared to an income tax benefit of $3.2 million in the six months ended August 2, 2020. The effective tax rate related to controlling interest was 25% for the six months ended August 1, 2021 compared to 26% for the six months ended August 2, 2020.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $9.5 million, in the six months ended August 1, 2021 compared to a net loss of $9.2 million in the six months ended August 2, 2020, due to the factors discussed above.

Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
(in thousands)
Net income (loss)	$8,947	$5,898	$9,445	$(9,281)
Depreciation and amortization	7,242	6,603	14,516	13,292
Amortization of internal-use software hosting
subscription implementation costs	405	—	774	—
Interest expense	1,182	1,778	2,490	3,128
Amortization of build-to-suit operating leases capital contribution	198	198	397	397
Income tax expense (benefit)	3,014	1,866	3,119	(3,220)
EBITDA	$20,988	$16,343	$30,741	$4,316
Stock based compensation	637	418	1,007	881
Adjusted EBITDA	$21,625	$16,761	$31,748	$5,197

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $4.8 million to $21.6 million in the three months ended August 1, 2021 compared to $16.8 million in the three months ended August 2, 2020. As a percentage of net sales, Adjusted EBITDA increased to 14.5% of net sales in the three months ended August 1, 2021 compared to 12.2% of net sales in the three months ended August 2, 2020.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $26.5 million to $31.7 million in the six months ended August 1, 2021 compared to $5.2 million in the six months ended August 2, 2020. As a percentage of net sales, Adjusted EBITDA increased to 11.2% of net sales in the six months ended August 1, 2021 compared to 2.1% of net sales in the six months ended August 2, 2020.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with infrastructure, information technology, and opening new stores. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At August 1, 2021, our net working capital was $84.2 million, including $18.9 million of cash and cash equivalents.

We expect to spend approximately $18.0 million in fiscal 2021 on capital expenditures, inclusive of software hosting implementation costs. Capital expenditures includes a total of approximately $16.0 million related to investments in technology and $2.0 million for one planned new retail store expected to open in the third quarter. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	August 1, 2021	August 2, 2020
(in thousands)
Net cash provided by (used in) operating activities	$26,512	$(12,802)
Net cash used in investing activities	(4,858)	(9,135)
Net cash (used in) provided by financing activities	(49,954)	38,865
(Decrease) increase in cash, cash equivalents	$(28,300)	$16,928

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the six months ended August 1, 2021, net cash provided by operating activities was $26.5 million, which primarily consisted of net income of $9.5 million, non-cash depreciation and amortization of $14.5 million, and cash provided by operating assets and liabilities of $1.8 million. The cash provided by operating assets and liabilities of $1.8 million primarily consisted of a $14.2 million decrease in inventory and a $2.9 million increase in trade accounts payable, partially offset by a $7.0 million decrease in income taxes payable and a $4.9 million decrease in accrued expenses.

For the six months ended August 2, 2020, net cash used in operating activities was $12.8 million, which primarily consisted of net loss of $9.3 million and cash used in operating assets and liabilities of $21.3 million, partially offset by non-cash depreciation and amortization of $13.3 million, and deferred income taxes of $3.3 million. The cash used in operating assets and liabilities of $21.3 million primarily consisted of a $19.7 million increase in inventory, partially offset by a $2.6 million decrease in prepaid expenses and other current assets and a $3.4 million increase in trade accounts payable.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to investments in infrastructure, information technology, and new store openings.

For the six months ended August 1, 2021, net cash used in investing activities was $4.9 million and was primarily driven by capital expenditures of $5.0 million for new investments in information technology.

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

For the six months ended August 1, 2021, net cash used in financing activities was $50.0 million, primarily consisting of the full paydown of the Company’s debt.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended August 1, 2021, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended August 1, 2021.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
May 3, 2021 - May 30, 2021	—	$—	—	$—
May 31, 2021 - July 4, 2021	132	16.45	—	—
July 5, 2021 - August 1, 2021	179	16.98	—	—
Total	311	$16.72	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1	First Amended and Restated Employment Agreement, dated as of May 27, 2021, between Stephen L. Schlecht and the Company.*
10.2	Summary of Outside Director Compensation.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2021 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 3, 2021
DULUTH HOLDINGS INC. (Registrant)
/s/ David Loretta
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)