Form 10-Q
period 2021-10-31
DULUTH HOLDINGS INC.
filed 2021-12-03
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of December 1, 2021, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of December 1, 2021, was 29,698,318.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED October 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	October 31, 2021	January 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$20,390	$47,221
Receivables	5,133	2,270
Income tax receivable	605	—
Inventory, less reserves of $1,439 and $1,600, respectively	165,078	149,052
Prepaid expenses & other current assets	14,787	10,203
Prepaid catalog costs	635	1,014
Total current assets	206,628	209,760
Property and equipment, net	114,579	124,237
Operating lease right-of-use assets	124,164	117,490
Finance lease right-of-use assets, net	50,866	53,468
Available-for-sale security	6,598	6,111
Other assets, net	5,382	4,511
Total assets	$508,217	$515,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	October 31, 2021	January 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$59,157	$33,647
Accrued expenses and other current liabilities	41,832	37,686
Income taxes payable	—	7,579
Current portion of operating lease liabilities	12,362	11,050
Current portion of finance lease liabilities	2,679	2,629
Current portion of Duluth long-term debt	—	2,500
Current maturities of TRI long-term debt	675	623
Total current liabilities	116,705	95,714
Operating lease liabilities, less current maturities	110,370	104,287
Finance lease liabilities, less current maturities	40,954	43,299
Duluth long-term debt, less current maturities	—	45,750
TRI long-term debt, less current maturities	26,773	27,229
Deferred tax liabilities	8,092	8,200
Total liabilities	302,894	324,479
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of October 31, 2021 and January 31, 2021	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,782 shares issued and 29,703 shares outstanding as of October 31, 2021 and 29,530 shares issued and 29,477 shares outstanding as of January 31, 2021	—	—
Treasury stock, at cost; 79 and 53 shares as of October 31, 2021 and January 31, 2021, respectively	(998)	(628)
Capital stock	94,815	92,875
Retained earnings	113,509	101,166
Accumulated other comprehensive income	494	48
Total shareholders' equity of Duluth Holdings Inc.	207,820	193,461
Noncontrolling interest	(2,497)	(2,363)
Total shareholders' equity	205,323	191,098
Total liabilities and shareholders' equity	$508,217	$515,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net sales	$145,277	$135,531	$427,823	$382,823
Cost of goods sold (excluding depreciation and amortization)	61,627	64,494	196,204	186,982
Gross profit	83,650	71,037	231,619	195,841
Selling, general and administrative expenses	78,792	68,189	211,779	202,175
Operating income (loss)	4,858	2,848	19,840	(6,334)
Interest expense	900	1,643	3,390	4,771
Other (loss) income, net	(265)	87	(193)	(104)
Income (loss) before income taxes	3,693	1,292	16,257	(11,209)
Income tax expense (benefit)	930	393	4,048	(2,827)
Net income (loss)	2,763	899	12,209	(8,382)
Less: Net loss attributable to noncontrolling interest	(43)	(41)	(134)	(128)
Net income (loss) attributable to controlling interest	$2,806	$940	$12,343	$(8,254)
Basic earnings (loss) per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,649	32,476	32,605	32,431
Net income (loss) per share attributable to controlling interest	$0.09	$0.03	$0.38	$(0.25)
Diluted earnings (loss) per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,761	32,606	32,825	32,431
Net income (loss) per share attributable to controlling interest	$0.09	$0.03	$0.38	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net income (loss)	$2,763	$899	$12,209	$(8,382)
Other comprehensive income
Securities available-for sale:
Unrealized security (loss) income arising during the period	(94)	51	595	(314)
Income tax (benefit) expense	(24)	13	149	(82)
Other comprehensive (loss) income	(70)	38	446	(232)
Comprehensive income (loss)	2,693	937	12,655	(8,614)
Comprehensive loss attributable to noncontrolling interest	(43)	(41)	(134)	(128)
Comprehensive income (loss) attributable to controlling interest	$2,736	$978	$12,789	$(8,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended October 31, 2021
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 31, 2021	32,841	$92,875	$(628)	$101,166	$48	$(2,363)	$191,098
Issuance of common stock	101	132	—	—	—	—	132
Stock-based compensation	—	371	—	—	—	—	371
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(24)	—	(358)	—	—	—	(358)
Other comprehensive loss	—	—	—	—	202	—	202
Net income (loss)	—	—	—	544	—	(46)	498
Balance at May 2, 2021	32,917	$93,378	$(986)	$101,711	$250	$(2,409)	$191,944
Issuance of common stock	142	139	—	—	—	—	139
Stock-based compensation	—	563	—	—	—	—	563
Restricted stock forfeitures	(2)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(5)	—	—	—	(5)
Other comprehensive income	—	—	—	—	314	—	314
Net income (loss)	—	—	—	8,992	—	(45)	8,947
Balance at August 1, 2021	33,057	$94,080	$(991)	$110,703	$564	$(2,454)	$201,902
Issuance of common stock	13	171	—	—	—	—	171
Stock-based compensation	—	564	—	—	—	—	564
Restricted stock forfeitures	(2)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(1)	—	(7)	—	—	—	(7)
Other comprehensive income	—	—	—	—	(70)	—	(70)
Net income (loss)	—	—	—	2,806	—	(43)	2,763
Balance at October 31, 2021	33,067	$94,815	$(998)	$113,509	$494	$(2,497)	$205,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended November 1, 2020
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at February 2, 2020	32,536	$90,902	$(407)	$87,589	$188	$(2,166)	$176,106
Issuance of common stock	227	115	—	—	—	—	115
Stock-based compensation	—	434	—	—	—	—	434
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(18)	—	(107)	—	—	—	(107)
Other comprehensive loss	—	—	—	—	(518)	—	(518)
Net loss	—	—	—	(15,135)	—	(44)	(15,179)
Balance at May 3, 2020	32,744	$91,451	$(514)	$72,454	$(330)	$(2,210)	$160,851
Issuance of common stock	98	98	—	—	—	—	98
Stock-based compensation	—	372	—	—	—	—	372
Restricted stock forfeitures	(15)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(13)	—	(67)	—	—	—	(67)
Other comprehensive income	—	—	—	—	248	—	248
Net income (loss)	—	—	—	5,941	—	(43)	5,898
Balance at August 2, 2020	32,814	$91,921	$(581)	$78,395	$(82)	$(2,253)	$167,400
Issuance of common stock	17	133	—	—	—	—	133
Stock-based compensation	—	331	—	—	—	—	331
Restricted stock forfeitures	(3)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(41)	—	—	—	(41)
Other comprehensive income	—	—	—	—	38	—	38
Net income (loss)	—	—	—	940	—	(41)	899
Balance at November 1, 2020	32,828	$92,385	$(622)	$79,335	$(44)	$(2,294)	$168,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	October 31, 2021	November 1, 2020
Cash flows from operating activities:
Net income (loss)	$12,209	$(8,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,822	21,209
Stock based compensation	1,612	1,263
Deferred income taxes	(257)	3,463
Loss on disposal of property and equipment	404	304
Changes in operating assets and liabilities:
Receivables	(2,863)	(64)
Income taxes receivable	(605)	(3,549)
Inventory	(16,026)	(65,554)
Prepaid expense & other current assets	(1,571)	1,154
Software hosting implementation costs, net	(2,939)	—
Deferred catalog costs	379	94
Trade accounts payable	24,944	21,424
Income taxes payable	(7,579)	(3,427)
Accrued expenses and deferred rent obligations	4,117	2,667
Other assets	(918)	—
Noncash lease impacts	29	784
Net cash provided by (used in) operating activities	32,758	(28,614)
Cash flows from investing activities:
Purchases of property and equipment	(9,108)	(11,059)
Capital contributions towards build-to-suit stores	—	(520)
Principal receipts from available-for-sale security	108	96
Proceeds from disposals	55	—
Net cash used in investing activities	(8,945)	(11,483)
Cash flows from financing activities:
Proceeds from line of credit	5,000	84,588
Payments on line of credit	(5,000)	(60,894)
Proceeds from delayed draw term loan	—	32,500
Payments on delayed draw term loan	(48,250)	(3,625)
Payments on TRI long term debt	(457)	(354)
Payments on finance lease obligations	(1,894)	(1,325)
Payments of tax withholding on vested restricted shares	(370)	(215)
Other	327	(18)
Net cash (used in) provided by financing activities	(50,644)	50,657
(Decrease) increase in cash, cash equivalents	(26,831)	10,560
Cash, cash equivalents and restricted cash at beginning of period	47,221	2,240
Cash, cash equivalents and restricted cash at end of period	$20,390	$12,800
Supplemental disclosure of cash flow information:
Interest paid	$3,328	$4,730
Income taxes paid	$12,585	$40
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$2,518	$657

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2021 is a 52-week period and ends on January 30, 2022. Fiscal 2020 was a 52-week period and ended on January 31, 2021. The three months of fiscal 2021 and fiscal 2020 represent the Company’s 13 week periods ended October 31, 2021 and November 1, 2020, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended October 31, 2021 and November 1, 2020 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended October 31, 2021 and November 1, 2020. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2021.

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

D.    Impairment Analysis

As of October 31, 2021 and for the three and nine months then ended, no triggering events or indicators of asset impairment were noted.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

E.    Inventory

Inventory, consisting of purchased product, is valued at the lower of cost or net realizable value, under the first-in, first-out method. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. Both estimates have calculations that require the Company to make assumptions and apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. Inventory is adjusted periodically to reflect current market conditions, which requires management’s judgment that may significantly affect the ending inventory valuation, as well as gross margin.

The reserve for inventory shrinkage is adjusted to reflect the trend of historical physical inventory count results. The Company performs its retail store physical inventory counts in July and the difference between actual and estimated shrinkage, recorded in Cost of goods sold, may cause fluctuations in second fiscal quarter results.

F.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	October 31, 2021	January 31, 2021
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,993	$2,490
Current software hosting implementation costs, net	1,432	1,149
Other prepaid expenses	11,362	6,564
Prepaid expenses & other current assets	$14,787	$10,203

Other assets, net
Goodwill	$402	$402
Intangible assets, net	251	264
Non-current software hosting implementation costs	2,866	2,755
Other assets, net	1,863	1,090
Other assets, net	$5,382	$4,511

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company leases retail space under non-cancelable lease agreements, which expire on various dates through 2041. Substantially all of these arrangements are store leases. Store leases generally have initial lease terms ranging from five years to fifteen years with renewal options and rent escalation provisions. At the commencement of a lease, the Company includes only the initial lease term as the option to extend is not reasonably certain. The Company does not record leases with a lease term of 12 months or less on the Company’s consolidated balance sheets.

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Nine Months Ended
	of Operations	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$840	$778	$2,518	$2,092
Interest on lease liabilities	Interest expense	479	483	1,460	1,356
Total finance lease expense		$1,319	$1,261	$3,978	$3,448
Operating lease expense	Selling, general and administrative expenses	$4,806	$3,915	$12,606	$12,149
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	329	970	977
Variable lease expense	Selling, general and administrative expenses	2,141	2,744	6,367	6,782
Total lease expense		$8,587	$8,249	$23,921	$23,356

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Nine Months Ended
	October 31, 2021	November 1, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,894	$1,325
Operating cash flows from finance leases	$1,460	$1,356
Operating cash flows from operating leases	$11,774	$11,537

Weighted-average remaining lease term (in years):
Finance leases	12	13
Operating leases	9	10

Weighted-average discount rate:
Finance leases	4.4%	4.4%
Operating leases	4.1%	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of October 31, 2021:

Fiscal year	Finance	Operating
(in thousands)
2021 (remainder of fiscal year)	$1,137	$4,017
2022	4,523	17,520
2023	4,551	17,741
2024	4,736	17,130
2025	5,099	16,380
Thereafter	37,218	74,550
Total future minimum lease payments	$57,264	$147,338
Less – Discount	(13,631)	(24,606)
Lease liability	$43,633	$122,732

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	October 31, 2021	January 31, 2021
(in thousands)
TRI Senior Secured Note	$23,948	$24,352
TRI Note	3,500	3,500
	$27,448	$27,852
Less: current maturities	675	623
TRI long-term debt	$26,773	$27,229

Duluth Delayed draw term loan	—	48,250
	$—	$48,250
Less: current maturities	—	2,500
Duluth long-term debt	$—	$45,750

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

On May 14, 2021, the Company terminated the Credit Agreement, and entered into a new credit agreement (the “New Credit Agreement”), which was treated as a modification for accounting purposes. The New Credit Agreement matures on May 14, 2026 and provides for borrowings of up to $150.0 million that are available under a revolving senior credit facility, with a $5.0 million sublimit for issuance of standby letters of credit, as well as a $10.0 million sublimit for swing line loans. At the Company’s option, the interest rate applicable to the revolving senior credit facility will be a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.25% to 2.00% determined based on the Company’s rent adjusted leverage ratio, or (ii) the base rate plus the applicable rate of 0.25% to 1.00% based on the Company’s rent adjusted leverage ratio. The New Credit Agreement is secured by essentially all Company assets and requires the Company

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the New Credit Agreement

As of October 31, 2021 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants contained within the New Credit Agreement.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 31, 2021	January 31, 2021
(in thousands)
Salaries and benefits	$11,181	$8,826
Deferred revenue	7,400	9,944
Freight	4,939	6,769
Product returns	5,037	5,304
Catalog costs	64	—
Unpaid purchases of property & equipment	1,126	503
Accrued advertising	3,621	1,377
Other	8,464	4,963
Total accrued expenses and other current liabilities	$41,832	$37,686

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

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the nine months ended October 31, 2021, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

October 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,939	$659	$—	$6,598

January 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,047	$64	$—	$6,111

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the nine months ended October 31, 2021 or November 1, 2020.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of October 31, 2021.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$159	$197
After one year through five years	1,077	1,271
After five years through ten years	1,662	1,856
After ten years	3,041	3,274
Total	$5,939	$6,598

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	October 31, 2021		January 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$27,448	$27,944	$27,852	$28,697

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of October 31, 2021 and January 31, 2021.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of October 31, 2021 and January 31, 2021:

	October 31, 2021	January 31, 2021
(in thousands)
Cash	$751	$747
Property and equipment, net	24,334	24,800
Total assets	$25,085	$25,547

Other current liabilities	$134	$58
Current maturities of long-term debt	675	623
TRI Long-term debt	26,773	27,229
Noncontrolling interest in VIE	(2,497)	(2,363)
Total liabilities and shareholders' equity	$25,085	$25,547

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

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
(in thousands, except per share data)
Numerator - net income (loss) attributable to controlling interest	$2,806	$940	$12,343	$(8,254)
Denominator - weighted average shares (Class A and Class B)
Basic	32,649	32,476	32,605	32,431
Dilutive shares	112	130	220	—
Diluted	32,761	32,606	32,825	32,431
Earnings (loss) per share (Class A and Class B)
Basic	$0.09	$0.03	$0.38	$(0.25)
Diluted	$0.09	$0.03	$0.38	$(0.25)

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of diluted loss per share for the nine months ended November 1, 2020 excluded (0.1) million shares of unvested restricted stock, respectively, because their inclusion would be anti-dilutive.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.6 million and $1.6 million for the three and nine months ended October 31, 2021, respectively and $0.3 million and $1.1 million for the three and nine months ended November 1, 2020, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the nine months ended October 31, 2021 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 31, 2021	338,239	$9.74
Granted	227,740	15.13
Vested	(150,688)	8.13
Forfeited	(4,165)	14.12
Outstanding at October 31, 2021	411,126	$13.43

At October 31, 2021, the Company had unrecognized compensation expense of $4.2 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.4 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31, 2021	January 31, 2021
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	46,988	47,451
Buildings	35,344	35,344
Vehicles	161	161
Warehouse equipment	17,469	14,685
Office equipment and furniture	52,898	52,614
Computer equipment	7,919	9,861
Software	34,180	34,003
	199,445	198,605
Accumulated depreciation and amortization	(91,092)	(75,958)
	108,353	122,647
Construction in progress	6,226	1,590
Property and equipment, net	$114,579	$124,237

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
(in thousands)
Direct-to-consumer	$85,200	$86,392	$258,830	$273,503
Stores	60,077	49,139	168,993	109,320
	$145,277	$135,531	$427,823	$382,823

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	October 31, 2021	January 31, 2021
(in thousands)
Contract assets	$1,993	$2,490
Contract liabilities	$7,400	$9,788

Revenue from gift cards is recognized when the gift card is redeemed by the customer for merchandise or as a gift card breakage, an estimate of gift cards which will not be redeemed. The Company does not record breakage revenue when escheat liability to the relevant jurisdictions exists. Gift card breakage is recorded within Net sales on the Company’s consolidated statement of operations. The following table provides the reconciliation of the contract liability related to gift cards for the nine months ended:

	October 31, 2021	November 1, 2020
(in thousands)
Balance as of beginning of period	$9,788	$9,790
Gift cards sold	6,097	5,740
Gift cards redeemed	(8,112)	(7,381)
Gift card breakage	(373)	(1,119)
Balance as of end of period	$7,400	$7,030

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 25% for the three months ended October 31, 2021 and 25% for the nine months ended October 31, 2021. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as “CECL”. In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. On November 15, 2019, the FASB issued ASU No. 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815, and Leases (Topic 842),” (ASU 2019-10”), which provides framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2019-10 amends the effective dates for ASU 2016-13 for smaller reporting companies with fiscal years beginning after December 15, 2022, and interim periods within those years. The Company expects to adopt ASU 2016-13 on January 30, 2023, the first day of the Company’s first quarter for the fiscal year ending January 28, 2024, the Company’s fiscal year 2023. The Company is evaluating the impact adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2021 is a 52-week period and ends on January 30, 2022. Fiscal 2020 was a 52-week period and ended on January 31, 2021. The three and nine months of fiscal 2021 and fiscal 2020 represent our 13 and 39 week periods ended October 31, 2021 and November 1, 2020, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2020 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the prolonged effects of COVID-19 on store traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand image; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of a maturing store portfolio; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold in global market constraints; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclosed in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of October 31, 2021, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales in fiscal 2021 third quarter increased by 7.2% over the prior year third quarter to $145.3 million, and net sales in the first nine months of fiscal 2021 increased by 11.8% over the first nine months of the prior year to $427.8 million;

•Net income of $2.8 million in fiscal 2021 third quarter compared to the prior year third quarter net income of $0.9 million, and net income in the first nine months of fiscal 2021 of $12.3 million compared to a net loss in the first nine months of fiscal 2020 of $8.3 million; and

•Adjusted EBITDA increased to $13.2 million in fiscal 2021 third quarter compared to the prior year third quarter Adjusted EBITDA of $11.4 million, and Adjusted EBITDA in the first nine months of fiscal 2021 increased to $44.9 million compared to $16.6 million for the first nine months of the prior year.

See the “Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

The Company continues to progress on further defining and executing the “Big Dam Blueprint,” which management believes will unlock the Company’s full potential for long-term, sustainable growth. As introduced in the second quarter of 2021, the Big Dam Blueprint focuses on the following key strategic areas:

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

•Increase and, in some areas, accelerate investments to future proof the business. Areas under analysis include greater automation across the logistics network; technology that will improve operations, generate positive impact and sustainable returns; support growth through multiple brands and seamlessly integrate new brands into the portfolio; and attract the talent, skillsets and expertise needed to scale the business.

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

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are advertising, rent/occupancy and payroll costs. While we expect these expenses to increase as we continue to grow our organization to support our growing business and increase brand awareness, we believe these expenses will decrease as a percentage of sales over time.

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

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
(in thousands)
Net sales	$145,277	$135,531	$427,823	$382,823
Cost of goods sold (excluding depreciation and amortization)	61,627	64,494	196,204	186,982
Gross profit	83,650	71,037	231,619	195,841
Selling, general and administrative expenses	78,792	68,189	211,779	202,175
Operating income (loss)	4,858	2,848	19,840	(6,334)
Interest expense	900	1,643	3,390	4,771
Other (loss) income, net	(265)	87	(193)	(104)
Income (loss) before income taxes	3,693	1,292	16,257	(11,209)
Income tax expense (benefit)	930	393	4,048	(2,827)
Net income (loss)	2,763	899	12,209	(8,382)
Less: Net loss attributable to noncontrolling interest	(43)	(41)	(134)	(128)
Net income (loss) attributable to controlling interest	$2,806	$940	$12,343	$(8,254)
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	42.4%	47.6%	45.9%	48.8%
Gross margin	57.6%	52.4%	54.1%	51.2%
Selling, general and administrative expenses	54.2%	50.3%	49.5%	52.8%
Operating income (loss)	3.3%	2.1%	4.6%	(1.7)%
Interest expense	0.6%	1.2%	0.8%	1.2%
Other (loss) income, net	-%	0.1%	-%	-%
Income (loss) before income taxes	2.5%	1.0%	3.8%	(2.9)%
Income tax expense (benefit)	0.6%	0.3%	0.9%	(0.7)%
Net income (loss)	1.9%	0.7%	2.9%	(2.2)%
Less: Net loss attributable to noncontrolling interest	-%	-%	-%	-%
Net income (loss) attributable to controlling interest	1.9%	0.7%	2.9%	(2.2)%

Three Months Ended October 31, 2021 Compared to Three Months Ended November 1, 2020

Net Sales

Net sales increased $9.7 million, or 7.2%, to $145.3 million in the three months ended October 31, 2021 compared to $135.5 million in the three months ended November 1, 2020. The increase was primarily due to an increase in store market sales.

Store market sales increased $9.4 million, or 10.5%, to $103.0 million in the three months ended October 31, 2021 compared to $93.6 million in the three months ended November 1, 2020. The year-over-year sales difference was primarily driven by continued increases in store traffic and conversion as compared to the prior year. Non-store market sales increased slightly by $0.3 million, or 0.7%, to $41.1 million in the three months ended October 31, 2021 compared to $40.7 million in the three months ended November 1, 2020.

Gross Profit

Gross profit increased $12.6 million, or 17.8%, to $83.6 million in the three months ended October 31, 2021 compared to $71.0 million in the three months ended November 1, 2020. As a percentage of net sales, gross margin increased to 57.6% of net sales in the three months ended October 31, 2021, compared to 52.4% of net sales in the three months ended November 1, 2020. The increase in gross margin rate was driven by a higher mix of full price sales due to lower clearance inventory and fewer promotional events as compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.6 million, or 15.5%, to $78.8 million in the three months ended October 31, 2021 compared to $68.2 million in the three months ended November 1, 2020. Selling, general and administrative expenses as a percentage of net sales increased to 54.2% in the three months ended October 31, 2021, compared to 50.3% in the three months ended November 1, 2020.

The increase in selling, general and administrative expense was primarily due to higher personnel costs, coupled with increased advertising spend as advertising was limited in the prior year based on our uncertainty about customer demand resulting from the pandemic.

Income Taxes

Income tax expense was $0.9 million in the three months ended October 31, 2021, compared to an income tax expense of $0.4 million in the three months ended November 1, 2020. The effective tax rate related to controlling interest was 25% for the three months ended October 31, 2021 compared to 29% for the three months ended November 1, 2020.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $2.8 million, in the three months ended October 31, 2021 compared to net income of $0.9 million in the three months ended November 1, 2020, due to the factors discussed above.

Nine Months Ended October 31, 2021 Compared to Nine Months Ended November 1, 2020

Net Sales

Net sales increased $45.0 million, or 11.8%, to $427.8 million in the nine months ended October 31, 2021 compared to $382.8 million in the nine months ended November 1, 2020. The increase was also due to an increase in store market sales, partially offset by a decrease in non-store market sales.

Store market sales increased $49.7 million, or 19.9%, to $300.0 million in the nine months ended October 31, 2021 compared to $250.3 million in the nine months ended November 1, 2020. The year-over-year sales difference was driven by temporary store closures in fiscal 2020 beginning on March 20, 2020 through the third week of June, as well as growth in online sales from both existing customers and new buyers. Non-store market sales decreased $5.0 million, or 3.9%, to $123.8 million in the nine months ended October 31, 2021 compared to $128.8 million in the nine months ended November 1, 2020 also due to heavy volume in the prior year as customer purchasing patterns migrating online, coupled with extended free shipping offers, higher promotions and deeper investments in digital prospecting in the prior year.

Gross Profit

Gross profit increased $35.8 million, or 18.3%, to $231.6 million in the nine months ended October 31, 2021 compared to $195.8 million in the nine months ended November 1, 2020. As a percentage of net sales, gross margin increased to 54.1% of net sales in the nine months ended October 31, 2021, compared to 51.2% of net sales in the nine months ended November 1, 2020. The increase in gross margin rate was driven by a higher mix of full price sales due to lower clearance inventory and fewer promotional events, as well as improved gross margin rates on both full price and clearance items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.6 million, or 4.8%, to $211.8 million in the nine months ended October 31, 2021 compared to $202.2 million in the nine months ended November 1, 2020. Selling, general and administrative expenses as a percentage of net sales decreased to 49.5% in the nine months ended October 31, 2021, compared to 52.8% in the nine months ended November 1, 2020. The positive leverage was primarily due to shifting to a more efficient digital marketing approach, as well as lower shipping expenses driven in part by a shift in channel mix resulting from higher store traffic during the current year.

The increase in selling, general and administrative expense was primarily due to increased wages due to Company retail locations being open for the full fiscal year, wage increases at both the stores and distribution centers, as well as increased depreciation expense associated with investments in technology.

Income Taxes

Income tax expense was $4.0 million in the nine months ended October 31, 2021, compared to an income tax benefit of $2.8 million in the nine months ended November 1, 2020. The effective tax rate related to controlling interest was 25% for the nine months ended October 31, 2021 compared to 26% for the nine months ended November 1, 2020.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $12.3 million, in the nine months ended October 31, 2021 compared to a net loss of $8.3 million in the nine months ended November 1, 2020, due to the factors discussed above.

Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
(in thousands)
Net income (loss)	$2,763	$899	$12,209	$(8,382)
Depreciation and amortization	7,306	7,917	21,822	21,209
Amortization of internal-use software hosting
subscription implementation costs	478	—	1,252	—
Interest expense	900	1,643	3,390	4,771
Amortization of build-to-suit operating leases capital contribution	198	199	595	596
Income tax expense (benefit)	930	393	4,048	(2,827)
EBITDA	$12,575	$11,051	$43,316	$15,367
Stock based compensation	605	382	1,612	1,263
Adjusted EBITDA	$13,180	$11,433	$44,928	$16,630

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $1.8 million to $13.2 million in the three months ended October 31, 2021 compared to $11.4 million in the three months ended November 1, 2020. As a percentage of net sales, Adjusted EBITDA increased to 9.1% of net sales in the three months ended October 31, 2021 compared to 8.4% of net sales in the three months ended November 1, 2020.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $28.3 million to $44.9 million in the nine months ended October 31, 2021 compared to $16.6 million in the nine months ended November 1, 2020. As a percentage of net sales, Adjusted EBITDA increased to 10.5% of net sales in the nine months ended October 31, 2021 compared to 4.3% of net sales in the nine months ended November 1, 2020.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with infrastructure, information technology, and opening new stores. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At October 31, 2021, our net working capital was $89.9 million, including $20.4 million of cash and cash equivalents.

We expect to spend approximately $18.5 million in fiscal 2021 on capital expenditures, inclusive of software hosting implementation costs. Capital expenditures includes a total of approximately $16.4 million related to investments in technology and $2.1 million for the one planned new retail store that opened in the third quarter. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	October 31, 2021	November 1, 2020
(in thousands)
Net cash provided by (used in) operating activities	$32,758	$(28,614)
Net cash used in investing activities	(8,945)	(11,483)
Net cash (used in) provided by financing activities	(50,644)	50,657
(Decrease) increase in cash, cash equivalents	$(26,831)	$10,560

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the nine months ended October 31, 2021, net cash provided by operating activities was $32.8 million, which primarily consisted of net income of $12.2 million, non-cash depreciation and amortization of $21.8 million, and cash used in operating assets and liabilities of $3.0 million. The cash used in operating assets and liabilities of $3.0 million primarily consisted of a $16.0 million increase in inventory and a $7.6 million decrease in income taxes payable offset by a $4.1 million increase in accrued expenses and a $24.9 million increase in trade accounts payable.

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

For the nine months ended October 31, 2021, net cash used in investing activities was $8.9 million and was primarily driven by capital expenditures of $9.1 million for a new distribution center and one new retail store, as well as investments in information technology.

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

For the nine months ended October 31, 2021, net cash used in financing activities was $50.6 million, primarily consisting of the full paydown of Duluth’s debt.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended October 31, 2021, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended October 31, 2021.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
August 2, 2021 - August 29, 2021	949	$15.59	—	$—
August 30, 2021 - October 3, 2021	1,020	14.31	—	—
October 4, 2021 - October 31, 2021	—	—	—	—
Total	1,969	$14.95	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 3, 2021
DULUTH HOLDINGS INC. (Registrant)
/s/ David Loretta
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)