Form 10-K
period 2022-01-30
DULUTH HOLDINGS INC.
filed 2022-03-25
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2022

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $178.7 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (August 1, 2021).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of March 23, 2022, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of March 23, 2022 was 29,688,320.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of January 30, 2022 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•prolonged effects of COVID-19 on store traffic and disruptions to our distribution network, supply chains and operations;

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

•adapting to declines in consumer confidence, inflation and decreases in consumer spending;

•competing effectively in an environment of intense competition;

•our ability to adapt to significant changes in sales due to the seasonality of our business;

•price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold due to global market constraints;

•the potential for further increases in price and availability of raw materials;

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

The following discussion contains references to fiscal years 2021 and 2020, which refer to our fiscal years ended January 30, 2022 and January 31, 2021, respectively. Fiscal years 2021 and 2020 were 52-week periods.

Duluth Trading is a lifestyle brand of men’s and women’s casual wear, workwear and accessories primarily sold through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 30, 2022, we operated 62 retail stores and three outlet stores.

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

Our Growth Strategies

The Company has completed a comprehensive review of current operations, logistics networks, marketing and technology capabilities, and unique brands and products. The Company formulated the “Big Dam Blueprint”, which management believes will unlock the Company’s full potential for long-term, sustainable grow growth.

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

•Evolve the Company’s multi-brand platform as a new pathway to grow the business. Create unique brand positions, across men’s and women’s, for Duluth, Alaskan Hardgear, Buck Naked, and Best Made to address customer needs for various occasions including work, outdoor recreation, casual lifestyle, and first layer. Invest in the evolution of the Duluth Trading platform to enable the integration of new brands, expand our offerings and broaden our customer base.

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

Our product assortment appeals to our customers for their everyday and on-the-job use. The majority of our products represent enduring styles that go beyond short-lived fashion trends. We believe many of our customers’ purchases are driven by our thoughtful design and high quality craftsmanship, and our best-selling styles tend to be items that carry over year to year with only minor updates.

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

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors. In fiscal 2021, 53% of our purchases came from our largest supplier, an agent partner in Hong Kong who manages multiple factories across Asia, including Cambodia, China, Indonesia and Vietnam. We believe sourcing inventory through these agents allows us to leverage the agents’ purchasing power with multiple factories, as well as transportation and logistics capabilities, allowing our internal team to focus on our core competencies of product development, storytelling and serving customers, rather than factory and mill management or logistics.

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

Distribution Centers

We operate distribution centers located in Belleville, Wisconsin, Dubuque, Iowa and Salt Lake City, Utah. The approximate square footage of each facility is included in Item 2 of Part I of this report.

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

Employees

As of January 30, 2022, we employed 1,106 full-time and 1,905 part-time and flexible part-time employees, 1,636 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

Our business experiences seasonal fluctuations. Our net sales and net income are generally highest in the fourth fiscal quarter, which includes the holiday sales period. The following table presents net sales and net income for the fourth quarter as a percentage of the fiscal year.

	4Q	4Q Net Sales	4Q	4Q Net Income
Fiscal Year	Net Sales	% of Fiscal year	Net Income	% of Fiscal Year
(in thousands)
2021	$270,761	38.8%	$17,359	58.4%
2020	$255,960	40.1%	$21,831	160.8%

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

Additional Information

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company has focused on protecting the health and safety of our employees, customers and suppliers, working with our customers, landlords, suppliers and vendors to minimize potential disruptions and supporting our community, while managing our business in these unprecedented times. All retail stores were temporarily closed beginning March 20, 2020 and began re-opening the first week of May through the third week of June. All of our retail stores are open, but prolonged COVID-19 safety concerns has continued to impact store traffic.

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

Our business depends on our ability to maintain strong brands. We may not be able to maintain and enhance the Duluth Trading brands if we receive unfavorable complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

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

The outbreak of the Coronavirus (“COVID-19”) continues to affect our business operations and it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic.

As the pandemic continues, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may increase, which may adversely affect traffic to our stores, result in further reduced store hours or result in store closures. Reductions in customer visits to, and spending at, our stores caused by COVID-19 would result in further loss of retail store sales and profits and other material adverse effects. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including the efficacy of the vaccine related to current and future variants of the virus, new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

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

•political instability, war and acts of terrorism; and

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Wisconsin and Iowa. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health pandemics, such as the ongoing COVID-19 pandemic or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center or at points of export or import, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

Competitive pricing pressures with respect to shipping our products to our customers may harm our business and results of operations.

Given the size of our direct-to-consumer net sales relative to our total net sales, shipping and handling revenue has had a significant impact on our gross profit and gross profit margin. Historically, this revenue has partially offset our shipping and handling expense included in selling, general and administrative expenses. Online and omnichannel retailers are increasing their focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. Higher direct-to-consumer net sales has resulted and may continue to result in additional peak surcharges assessed by our delivery partners. To remain competitive, we have been required to offer discounted, free or other more competitive shipping options to our customers, which has resulted in declines in our shipping and handling revenue and increased shipping and handling expense. We expect further declines in shipping and handling revenues as compared to prior years. Further declines in shipping and handling revenues may have a material adverse effect on our gross profit and gross profit margin, as well as our Adjusted EBITDA to the extent there are not commensurate declines, or if there are increases, in our shipping and handling expense.

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

An inability to attract and retain qualified employees to meet our staffing needs in our corporate office, stores, fulfillment centers or call center could result in higher payroll costs and adversely affect our operating results.

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

Our business is subject to seasonal influences, with increased net sales and net income realized during the fourth quarter of our fiscal year, which includes the holiday season. See Part I, Item 1 Business, under the heading “Seasonality,” for our net sales and net income realized during the fourth quarter of our fiscal year for each of the past two fiscal years.

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

Additionally, the growth of our business places significant demands on our management and other employees. The growth of our business may require significant additional resources to meet these daily demands, which may not scale in a cost-effective manner or may negatively affect the quality of our website, retail stores, fulfillment centers, call center and other aspects of the customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of these relationships. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

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

We primarily rely on cash flow generated from our direct-to-consumer and retail store sales and borrowings under our credit facility to fund our current operations and our growth initiatives. As we expand our business, we will need significant amounts of cash to pay our existing and future lease obligations, purchase inventory, pay personnel and invest in our infrastructure and facilities. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned investments and other activities. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations and will require interest payments that would create additional cash demands and financial risk for us.

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

The market price of our Class B common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our results of operations, particularly in our growth rates and margins;

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of January 30, 2022.

Location	Number of Stores	Primary Use	Gross Sq Ft	Leased/Owned
Retail Stores
North East
Connecticut	1	Store	9,792	Leased
Maine	1	Store	12,951	Leased
Massachusetts	1	Store	16,360	Leased
New Jersey	2	Store	24,741	Leased
Pennsylvania	2	Store	34,945	Leased
Rhode Island	1	Store	14,528	Leased
Midwest
Illinois	3	Store	38,410	Leased
Indiana	1	Store	14,557	Leased
Iowa	1	Store	12,249	Leased
Kansas	1	Store	15,385	Leased
Michigan	3	Store	45,588	Leased
Minnesota	4	Store	61,900	Leased
Missouri	2	Store	27,692	Leased
Nebraska	1	Store	15,757	Leased
North Dakota	1	Store	14,557	Leased
Ohio	4	Store	58,420	Leased
South Dakota	1	Store	9,166	Leased
Wisconsin	4	Store	53,246	Leased
South
Alabama	2	Store	31,312	Leased
Arkansas	1	Store	15,656	Leased
Florida	1	Store	14,557	Leased
Georgia	1	Store	20,041	Leased
Kentucky	2	Store	28,582	Leased
North Carolina	2	Store	41,672	Leased
Oklahoma	1	Store	15,536	Leased
Tennessee	2	Store	27,325	Leased
Texas	6	Store	92,212	Leased
Virginia	2	Store	31,828	Leased
West
Alaska	1	Store	25,409	Leased
Colorado	3	Store	52,643	Leased
Oregon	2	Store	39,463	Leased
Utah	1	Store	15,602	Leased
Washington	1	Store	15,656	Leased
Other
Mount Horeb, WI		Photo Studio	7,000	Leased
Belleville, WI		Outlet store	17,890	Owned
Oshkosh, WI		Outlet store	12,777	Leased
Red Wing, MN		Outlet store	15,560	Leased
Mount Horeb, WI		Corporate headquarters	108,000	Leased
Belleville, WI		Distribution center	220,000	Owned
Dubuque, IA		Distribution center	216,000	Leased
Salt Lake City, UT		Distribution center	228,800	Leased

In fiscal 2021, we opened one retail store adding approximately 11,000 gross square feet to our stores. The leases on our retail stores expire at various times and are subject to renewal options and rent escalation provisions. We consider these properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

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

Information about our Executive Officers

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, except as disclosed below, arrangements or understandings between any officer and any other person pursuant to which the officer was selected. The information presented below is as of March 15, 2022.

Name	Age	Office
Stephen L. Schlecht	74

Mr. Schlecht is the founder of our Company and has served as Chairman of the

Board since May 2021. Mr. Schlecht has served on our Board of Directors since our founding in 1986. Mr. Schlecht previously served as our Chairman of the Board of Directors and Chief Executive Officer from February 2003 to February 2015 and then as Executive Chairman of the Board from February 2015 to May 2021. Mr. Schlecht served as Chief Executive Officer of the Company from February 2003 to February 2015 and from August 2019 to May 2021 and as President from February 2003 to February 2012. He also served as President and Chief Executive Officer of GEMPLER'S, Inc., which he founded in 1986 until February 2003. Mr. Schlecht holds a B.S.B.A. degree and an M.B.A. from Northwestern University. We selected Mr. Schlecht to serve on our Board of Directors because he is the founder of our Company, has over 50 years of experience in the direct marketing and retail industries and has extensive leadership experience and strategic vision. Mr. Schlecht is the father of Richard W. Schlecht, our Senior Vice President of Product, Visual and Creative.

Samuel M. Sato	58

Mr. Sato was appointed to our Board of Directors in May 2021, and since that time has served as President and Chief Executive Officer. He previously served as the Chief Executive Officer of The Finish Line, Inc., from February 2016 to February 2019, and also served on the Board of Directors of The Finish Line, Inc. from October 2014 to February 2019. Mr. Sato previously served as President of The Finish Line, Inc. from October 2014 to February 2016, President, Finish Line Brand, from October 2012 to October 2014, and President and Chief Merchandising Officer from October 2010 to September 2012, as well as The Finish Line, Inc.’s Executive Vice President, Chief Merchandising Officer from to March 2007 to October 2010. Mr. Sato began his career in 1985 at Nordstrom Inc., where he held various leadership roles within merchandising. Mr. Sato has been involved in the retail industry for over 30 years. We selected Mr. Sato to serve on our Board of Directors because of his extensive experience in the retail industry and his significant executive management experience.

David Loretta	54

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

Christopher M. Teufel	53

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

David S. Homolka	55

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

Richard W. Schlecht	41

Mr. Schlecht has served as our Senior Vice President of Product Development, Visual Merchandise and Creative since February 2020 and has previously served as our Vice President of Product Development from March 2016 to February 2020 and Director of Product Development from September 2013 to March 2016. Mr. Schlecht holds a BSBA degree with a minor in Statistics from Denver University. Mr. Schlecht is the son of Stephen L. Schlecht.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Listing and Trading

Our Class B common stock is traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015. Our Class A common stock is neither listed nor traded on an exchange.

Shareholders of Record

As of March 15, 2022, there were approximately 82 holders of record, based upon data provided by our transfer agent, of our Class B common stock, one of whom is the sole holder of our Class A common stock. We believe the number of beneficial holders of the Company’s Class B common stock is in excess of this amount.

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

Management’s discussion focuses on fiscal 2021 results compared to fiscal 2020. Fiscal year 2021 and 2020 were 52-week periods. For a discussion of fiscal 2020 results compared to fiscal 2019, refer to the Company’s Annual Report on Form 10-K for the year ended January 31, 2021.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 30, 2022, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales in fiscal 2021 increased by 9.4% over the prior year to $698.6 million;

•Net income in fiscal 2021 increased 118.8% compared to the prior year to $29.7 million;

•Adjusted EBITDA in fiscal 2021 increased 41.6% over the prior year to $77.4 million; and

•Cash flow from operations in fiscal 2021 increased to $92.0 million and Free Cash Flow increased $43.1 million over the prior year to $81.6 million.

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

Our management’s discussion and analysis includes market sales metrics for our stores, website and catalog sales. Market areas are determined by a third-party that divides the United States and Puerto Rico into 280 unique geographical areas. Our store market sales metrics include sales from our stores, website and catalog. Our non-store market sales metrics include sales from our website, catalog and orders placed through the call center.

COVID-19

Throughout fiscal 2021, the COVID-19 pandemic impacted our business results and operations. The disruption in the global supply chain due to transportation delays, container shortages and port congestion interrupted the flow of our inventory and added incremental expedited shipping costs. Despite these disruptions caused by the pandemic, we achieved record revenues for fiscal 2021, which increased 9.4% to $698.6 million, compared to fiscal 2020, with gross margin expansion creating net income of $29.7 million, a 118.8% increase over fiscal 2020.

Our direct business coupled with retail reemerging in fiscal 2021 fueled our growth through the year as we continued to navigate the pandemic. The ultimate impact of COVID-19 on our operational and financial performance still depends on future developments outside of our control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread, and the availability, safety and efficacy of a vaccine. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand. We continue to actively evaluate all federal, state and local regulations to ensure compliance with store operations.

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

Gross Profit

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves; inbound freight; and freight from our distribution centers to our retail stores. The primary drivers of the costs of individual goods are raw material costs. Depreciation and amortization are excluded from gross profit. We expect gross profit to increase to the extent that we successfully grow our net sales. Shipping and handling revenue is also reflected in our gross profit and gross profit margin. Our gross profit may not be comparable to other retailers, as we do not include distribution network and store occupancy expenses in calculating gross profit, but instead we include them in selling, general and administrative expenses.

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

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are advertising, rent/occupancy and payroll costs. While we expect these expenses to increase as we continue to increase brand awareness and invest in infrastructure to support our growing business, we believe these expenses will decrease as a percentage of sales over time. Our shipping and handling expenses increased during the second half of the year because of additional surcharges due to the strained distribution network during our peak selling season.

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

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	January 30, 2022	January 31, 2021
(in thousands)
Net sales	698,584	638,783
Cost of goods sold (excluding depreciation and amortization)	321,260	307,257
Gross profit	377,324	331,526
Selling, general and administrative expenses	333,225	307,311
Operating income	44,099	24,215
Interest expense	4,717	6,263
Other income, net	55	65
Income before income taxes	39,437	18,017
Income tax expense	9,887	4,637
Net income	29,550	13,380
Less: Net loss attributable to noncontrolling interest	(152)	(197)
Net income attributable to controlling interest	$29,702	$13,577
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	46.0%	48.1%
Gross profit	54.0%	51.9%
Selling, general and administrative expenses	47.7%	48.1%
Operating income	6.3%	3.8%
Interest expense	0.7%	1.0%
Other income, net	—%	—%
Income before income taxes	5.6%	2.8%
Income tax expense	1.4%	0.7%
Net income	4.2%	2.1%
Less: Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to controlling interest	4.2%	2.1%

Fiscal 2021 Compared to Fiscal 2020

Net Sales

Net sales increased $59.8 million, or 9.4%, to $698.6 million in fiscal 2021 compared to $638.8 million in fiscal 2020. The increase was due to an increase in store market sales partially offset by a decrease in non-store market sales.

Store market net sales increased $67.1 million, or 16.0%, to $486.2 million in fiscal 2021 compared to $419.1 million in fiscal 2020. The year-over-year sales difference was primarily driven by temporary store closures beginning on March 20, 2020 until they re-opened beginning in the first week of May through the third week of June, coupled with higher conversion as compared to the prior year. Net sales in non-store markets decreased $8.2 million, or 3.8%, to $206.2 million in fiscal 2021 compared to $214.4 million in fiscal 2020. The decrease was driven by extended free shipping and higher promotions in the prior year.

Gross Profit

Gross profit increased $45.8 million, or 13.8%, to $377.3 million in fiscal 2021 compared to $331.5 million in fiscal 2020. As a percentage of net sales, gross margin increased to 54.0% of net sales in fiscal 2021 compared to 51.9% of net sales in fiscal 2020. The increase in gross margin rate was driven by a higher mix of full price sales due to lower clearance inventory and fewer promotional events, as well as improved gross margin rates on both full price and clearance items. The year-over-year increase was partially offset by expenses associated with increased expedited freight costs in order to combat disruptions within the supply chain.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $25.9 million, or 8.4%, to $333.2 million in fiscal 2021 compared to $307.3 million in fiscal 2020. Selling, general and administrative expenses as a percentage of net sales decreased in fiscal 2021 to 47.7% of net sales, compared to 48.1% of net sales for fiscal 2020. The positive leverage was primarily due to shifting to a more efficient digital marketing approach, as well as lower shipping expenses driven in part by a shift in channel mix resulting from higher store traffic during the current year.

The increase in selling, general and administrative expense was primarily caused by increased wages due to Company retail locations being open for the full fiscal year, wage increases at both the stores and distribution centers, new headcount and merit increases, as well as increased depreciation expense associated with investments in technology.

Interest Expense

Interest expense decreased $1.6 million to $4.7 million in fiscal 2021 compared to $6.3 million in fiscal 2020. The decrease in interest expense was primarily attributable the full pay-down of Duluth Trading’s bank debt in fiscal 2021 compared to increased borrowings on the revolving line of credit and delayed draw term loan during fiscal 2020 due to uncertainties resulting from the COVID-19 pandemic.

Income Taxes

Income tax expense was $9.9 million in fiscal 2021 compared to $4.6 million in fiscal 2020. Our effective tax rate related to controlling interest was 25.0% and 25.5% in fiscal 2021 and fiscal 2020, respectively.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $29.7 million in fiscal 2021 compared to $13.6 million in fiscal 2020, primarily due to the factors discussed above.

Non-GAAP Financial Measures

See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA and Free Cash Flow.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table represents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated below.

	Fiscal Year Ended
	January 30, 2022	January 31, 2021
(in thousands)
Net income	$29,550	$13,380
Depreciation and amortization	29,225	28,520
Amortization of internal-use software hosting subscription implementation costs	1,797	229
Interest expense	4,717	6,263
Income tax expense	9,887	4,637
EBITDA (non-GAAP)	75,176	53,029
Stock based compensation	2,198	1,629
Adjusted EBITDA (non-GAAP)	$77,374	$54,658

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $22.7 million, or 41.6%, to $77.4 million in fiscal 2021 compared to $54.7 million in fiscal 2020. As a percentage of net sales, Adjusted EBITDA increased to 11.1% of net sales in fiscal 2021 compared to 8.6% of net sales in fiscal 2020.

Free Cash Flow

The following table represents a reconciliation of Net cash provided by operating activities, the most comparable U.S. GAAP financial measure, to free cash flow.

	Fiscal Year Ended
	January 30, 2022	January 31, 2021
(in thousands)
Net cash provided by operating activities	$91,981	$50,751
Purchases of property and equipment	(10,352)	(11,743)
Capital contributions towards build-to-suit stores	—	(520)
Free Cash Flow (non-GAAP)	$81,629	$38,488

Free cash flow increased $43.1 million to $81.6 million in fiscal 2021 compared to $38.5 million in fiscal 2020. The increase was primarily driven by higher net income and lower inventory levels associated with continued in-bound receipt delays.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At January 30, 2022 our working capital was $106.5 million, which includes cash of $77.1 million.

We spent $10.4 million in fiscal 2021 on capital expenditures, as well as, $4.7 million of additional investments in software hosting implementation costs, which are included in Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets. We expect to spend approximately $57.0 million in fiscal 2022 on capital expenditures, primarily due to investments in logistics optimization, including the introduction of automated fulfillment centers. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	January 30, 2022	January 31, 2021
(in thousands)
Net cash provided by operating activities	$91,981	$50,751
Net cash used in investing activities	(10,150)	(12,132)
Net cash (used in) provided by financing activities	(51,364)	6,362
Increase in cash and cash equivalents	$30,467	$44,981

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2021, net cash provided by operating activities was $92.0 million, which primarily consisted of net income of $29.6 million, non-cash depreciation and amortization of $29.2 million, amortization of stock-based compensation of $2.2 million and cash provided by operating assets and liabilities of $36.1 million. The cash provided by operating assets and liabilities of $36.1 million primarily consisted of a $26.4 million decrease in inventory, a $10.5 million increase in accounts payable, and a $9.9 million increase in accrued expenses, partially offset by a $4.7 million increase in hosting software implementation costs, a $3.2 million increase in receivables, and a decrease of $2.4 million in prepaid expenses.

For fiscal 2020, net cash provided by operating activities was $50.8 million, which primarily consisted of net income of $13.4 million, non-cash depreciation and amortization of $28.5 million and amortization of stock-based compensation of $1.6 million and cash provided by operating assets and liabilities of $7.2 million. The cash provided by operating assets and liabilities of $7.2 million primarily consisted of a $7.7 million increase in accrued expenses and deferred rent obligations due to $3.5 million of deferred payroll taxes afforded by the CARES Act, a $4.2 million increase in income tax payable, a $2.6 million decrease in prepaid expenses, offset by a $1.2 million increase in inventory, a $4.1 million increase in hosting software implementation costs and a $1.5 million decrease in trade accounts payable.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to a new distribution center and information technology.

For fiscal 2021, net cash used in investing activities was $10.2 million, primarily driven by capital expenditures of $10.4 million for a new distribution center and one new retail store, as well as investments in information technology.

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

For fiscal 2021, net cash used in financing activities was $51.4 million, primarily consisting of the full paydown of Duluth’s bank debt.

For fiscal 2020, net cash provided by financing activities was $6.4 million, primarily consisting of proceeds of $28.3 million, net from our term loan and payments of $19.3 million, net from our revolving line of credit to fund working capital.

Credit Agreement

On April 30, 2020, the Company’s credit agreement (the “Credit Agreement”) was amended to include an incremental DDTL of $20.5 million (the “Incremental DDTL”) that was available to draw upon before March 31, 2021, and matured on April 29, 2021, for a total credit facility of $150.5 million. The loan covenants were also amended to allow for greater flexibility during the Company’s peak borrowing periods in fiscal 2020. The interest rate applicable to the Revolver or DDTL was a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR (with a 1% floor) for such interest period plus a margin of 225 to 300 basis points, based upon the Company’s rent adjusted leverage. The interest rate applicable to the Incremental DDTL was also a fixed rate over the aforementioned interest periods equal to LIBOR (with a 1% floor) for such interest period plus a margin of 275 to 350 basis points.

On May 14, 2021, the Company terminated the Credit Agreement, and entered into a new credit agreement (the “New Credit Agreement”), which was treated as a modification for accounting purposes. The New Credit Agreement matures on May 14, 2026 and provides for borrowings of up to $150.0 million that are available under a revolving senior credit facility, with a $5.0 million sublimit for issuance of standby letters of credit, as well as a $10.0 million sublimit for swing line loans. At the Company’s option, the interest rate applicable to the revolving senior credit facility will be a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.25% to 2.00% determined based on the Company’s rent adjusted leverage ratio, or (ii) the base rate plus the applicable rate of 0.25% to 1.00% based on the Company’s rent adjusted leverage ratio. The New Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the New Credit Agreement

As of and for the fiscal year ended January 30, 2022, we were in compliance with all financial and non-financial covenants.

Contractual Obligations

In connection with our investing and operating activities, we have entered into certain contractual obligations. See Note 3 “Leases” of Notes to Consolidated Financial Statements for additional discussion of these obligations.

Off-Balance Sheet Arrangements

We are not a party to any significant off-balance sheet arrangements.

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

Product Return Reserve

The Company currently estimates product return reserve using its own historical sales information. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating return rates for actual industry and company trends and projected costs. While returns have historically been within our expectations, future return rates may differ from those experienced in the past. Changes in these estimates can have a material impact on our financial statements. We believe the accounting estimate related to product returns is a critical accounting estimate because it requires us to make assumptions about future potential returns and changes in demand, both of which are highly uncertain.

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

Inventories

Our inventories are composed of finished goods and are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” The inventory value is adjusted periodically, if needed, to reflect current market conditions, which requires our judgments that may significantly affect the ending inventory valuation, as well as gross margin. The estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification, current retail prices and our estimates of future retail sales prices.

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

The reserve for inventory shrinkage is adjusted to reflect the trend of historical physical inventory count results. The Company performs its retail store physical inventory counts in July and the difference between actual and estimated shrinkage, recorded in Cost of goods sold, may cause fluctuations, particularly in second fiscal quarter results.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established if it is more likely than not that some portion or all of the deferred income tax asset will not be realized. No valuation allowance was recognized for the years ended January 30, 2022 or January 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Duluth Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Duluth Holdings Inc. (the Company) as of January 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended January 30, 2022, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2022, and the results of its operations and its cash flows for the year ended January 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product returns reserve

As discussed in Note 5 to the consolidated financial statements, the Company recorded $5.4 million as of January 30, 2022 in reserves for product returns within accrued expenses and other current liabilities. Management estimates the product returns reserve using its own historical sales and product returns information.

We identified the assessment of the product returns reserve as a critical audit matter. There was a high degree of auditor judgment required to assess whether the historical return rate used to estimate the accrual for product returns is indicative of future returns.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the product returns reserve. This included a control related to management’s assumption that the historical return rate will reflect future returns and a control related to the completeness, accuracy, and relevance of underlying data used in the estimate. We assessed the Company’s ability to accurately estimate the product return rate by comparing prior period estimates to actual product return rates experienced. We analyzed the product return rate assumption by evaluating the consistency of the assumption with the trend of actual historical product return rates and comparing the product return reserve to actual product returns received after the balance sheet date but prior to the issuance of the consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Milwaukee, Wisconsin

March 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Duluth Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Duluth Holdings Inc.’s (the Company) internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended January 30, 2022, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Milwaukee, Wisconsin

March 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Duluth Holdings Inc.

Opinion on the financial statements

We have audited the consolidated balance sheet of Duluth Holdings Inc., a Wisconsin corporation, and affiliate (the “Company”) as of January 31, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2002 to 2021.

Chicago, Illinois

March 26, 2021

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	January 30, 2022	January 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$77,051	$46,584
Receivables	5,455	2,820
Inventory, net	122,672	149,052
Prepaid expenses & other current assets	17,333	10,203
Prepaid catalog costs	10	1,014
Total current assets	222,521	209,673
Property and equipment, net	110,078	124,237
Operating lease right-of-use assets	120,911	117,490
Finance lease right-of-use assets, net	50,133	53,468
Available-for-sale security	6,554	6,111
Other assets, net	5,353	3,961
Total assets	$515,550	$514,940
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$45,402	$33,647
Accrued expenses and other current liabilities	47,504	37,686
Income tax payable	6,814	7,579
Current portion of operating lease liabilities	12,882	11,050
Current portion of finance lease liabilities	2,701	2,629
Current maturities of Duluth long-term debt	—	2,500
Current maturities of TRI long-term debt	693	623
Total current liabilities	115,996	95,714
Operating lease liabilities, less current portion	107,094	104,287
Finance lease liabilities, less current portion	40,267	43,299
Duluth long-term debt, less current maturities	—	45,750
TRI long-term debt, less current maturities	26,608	27,229
Deferred tax liabilities	2,867	8,200
Total liabilities	292,832	324,479
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of January 30, 2022 and January 31, 2021	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of January 30, 2022 and January 31, 2021	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 29,786 shares issued and 29,707 shares outstanding as of January 30, 2022 and 29,530 shares issued and 29,477 outstanding as of January 31, 2021	—	—
Treasury stock, at cost; 79 and 53 shares as of January 30, 2022 and January 31, 2021, respectively	(1,002)	(628)
Capital stock	95,515	92,875
Retained earnings	130,868	101,166
Accumulated other comprehensive income	489	48
Total shareholders' equity of Duluth Holdings Inc.	225,870	193,461
Noncontrolling interest	(3,152)	(3,000)
Total shareholders' equity	222,718	190,461
Total liabilities and shareholders' equity	$515,550	$514,940

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	January 30, 2022	January 31, 2021
Net sales	$698,584	$638,783
Cost of goods sold (excluding depreciation and amortization)	321,260	307,257
Gross profit	377,324	331,526
Selling, general and administrative expenses	333,225	307,311
Operating income	44,099	24,215
Interest expense	4,717	6,263
Other income, net	55	65
Income before income taxes	39,437	18,017
Income tax expense	9,887	4,637
Net income	29,550	13,380
Less: Net loss attributable to noncontrolling interest	(152)	(197)
Net income attributable to controlling interest	$29,702	$13,577
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,618	32,447
Net income per share attributable to controlling interest	$0.91	$0.42
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,851	32,580
Net income per share attributable to controlling interest	$0.90	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	January 30, 2022	January 31, 2021
Net income	$29,550	$13,380
Other comprehensive income
Securities available-for-sale:
Unrealized security income (loss)	590	(190)
Income tax expense (benefit)	149	(50)
Other comprehensive income (loss)	441	(140)
Comprehensive income	29,991	13,240
Comprehensive loss attributable to noncontrolling interest	(152)	(197)
Comprehensive income attributable to controlling interest	$30,143	$13,437

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entities	equity
Balance at February 2, 2020	32,536	$90,902	$(407)	$87,590	$188	$(2,803)	$175,470
Issuance of common stock	355	515	—	—	—	—	515
Stock-based compensation	—	1,458	—	—	—	—	1,458
Restricted stock forfeitures	(16)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(34)	—	(221)	—	—	—	(221)
Other comprehensive income	—	—	—	—	(140)	—	(140)
Net income	—	—	—	13,576	—	(197)	13,380
Balance at January 31, 2021	32,841	$92,875	$(628)	$101,166	$48	$(3,000)	$190,461
Issuance of common stock	265	594	—	—	—	—	594
Stock-based compensation	—	2,046	—	—	—	—	2,046
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(26)	—	(374)	—	—	—	(374)
Other comprehensive loss	—	—	—	—	441		441
Net income	—	—	—	29,702	—	(152)	29,550
Balance at January 30, 2022	33,071	$95,515	$(1,002)	$130,868	$489	$(3,152)	$222,718

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	January 30, 2022	January 31, 2021
Cash flows from operating activities:
Net income	$29,550	$13,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,225	28,520
Stock-based compensation	2,198	1,629
Deferred income taxes	(5,483)	(255)
Loss on disposal of property and equipment	398	324
Changes in operating assets and liabilities:
Receivables	(3,185)	(1,350)
Inventory	26,380	(1,203)
Prepaid expense & other assets	(2,438)	2,615
Software hosting implementation costs, net	(4,701)	(4,089)
Deferred catalog costs	1,004	167
Trade accounts payable	10,481	(1,464)
Income taxes payable	(765)	4,152
Accrued expenses and deferred rent obligations	9,865	7,719
Other	(845)	606
Noncash lease impacts	297	—
Net cash provided by operating activities	91,981	50,751
Cash flows from investing activities:
Purchases of property and equipment	(10,352)	(11,743)
Capital contributions towards build-to-suit stores	—	(520)
Principal receipts from available-for-sale security	147	131
Proceeds from disposal of PP&E	55	—
Net cash used in investing activities	(10,150)	(12,132)
Cash flows from financing activities:
Proceeds from line of credit	5,000	95,388
Payments on line of credit	(5,000)	(114,720)
Proceeds from delayed draw term loan	—	30,000
Payments on delayed draw term loan	(48,250)	(1,750)
Payments on TRI long term debt	(623)	(483)
Payments on finance lease obligations	(2,559)	(1,958)
Shares withheld for tax payments on vested restricted stock	(374)	(221)
Other	442	106
Net cash (used in) provided by financing activities	(51,364)	6,362
Increase in cash and cash equivalents	30,467	44,981
Cash and cash equivalents at beginning of period	46,584	1,603
Cash and cash equivalents at end of period	$77,051	$46,584
Supplemental disclosure of cash flow information:
Interest paid	$3,747	$6,435
Income taxes paid	$16,161	$830
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$3,151	$962

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

In 2010, the Company initiated its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of January 30, 2022, the Company operated 62 retail stores and three outlet stores. The Company identifies its operating segments according to how its business activities are managed and evaluated. The Company continues to grow its omnichannel distribution network which allows the consumer to interact with the Company through a consistent customer experience whether on the Company website or at Company stores. The Company has one reportable external segment, consistent with the Company’s omnichannel business approach. The Company’s revenues generated outside the United States were insignificant.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2021 and Fiscal 2020 ended on January 30, 2022 and January 31, 2021, respectively. Fiscal 2021 and Fiscal 2020 were a 52-week period.

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold		Selling, General and Administrative Expenses
•	Direct cost of purchased merchandise	•	Payroll and payroll-related expenses
•	Inventory shrinkage and inventory adjustments due to obsolescence	•	Occupancy expenses related to stores and operations at the Company's headquarters, including utilities
•	Inbound freight	•	Depreciation and amortization
•	Freight from the Company's distribution centers to its stores	•	Advertising expenses including: television, digital and social media advertising; catalog production and mailing; and print advertising costs
		•	Freight associated with shipping product to customers
		•	Consulting and professional fees

Advertising and Catalog Expenses

The Company’s non-direct response advertising primarily consists of billboards, web marketing programs, social media and radio and television advertisements, which are expensed as they are incurred. The Company’s direct-response advertising consists of producing, printing and mailing catalogs, which are expensed upon receipt by customers.

Advertising and Catalog expenses were $75.2 million and $72.4 million for fiscal 2021 and fiscal 2020, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. Shipping and handling expenses increased in fiscal 2021 and fiscal 2020 due to the shift to online shopping, particularly in 2020, as well as additional surcharges during our peak holiday season resulting from the strained distribution network. The Company incurred shipping and processing expenses of $44.3 million and $46.9 million for fiscal 2021 and fiscal 2020, respectively.

Income Taxes

The Company accounts for income taxes and related accounts using the asset/liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between U.S. GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment. A valuation allowance is established if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

Significant Suppliers

The Company’s principal supplier of inventory accounted for 53% and 60% of total inventory expenditures in fiscal 2021 and fiscal 2020, respectively. The Company also had a second supplier that accounted for 8% and 10% of total inventory expenditures in fiscal 2021 and fiscal 2020, respectively.

Inventories

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $2.4 million and $1.6 million as of January 30, 2022 and January 31, 2021, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment consist of the following:

	January 30, 2022	January 31, 2021
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	48,093	47,451
Buildings	35,359	35,344
Vehicles	161	161
Warehouse equipment	17,735	14,685
Office equipment and furniture	53,607	52,614
Computer equipment	8,325	9,861
Software	34,207	34,003
	201,973	198,605
Accumulated depreciation and amortization	(97,473)	(75,958)
	104,500	122,647
Construction in progress	5,578	1,590
Property and equipment, net	$110,078	$124,237

The Company recorded depreciation expense of $25.1 million and $24.2 million for fiscal 2021 and fiscal 2020, respectively. The Company expenses as incurred all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

Property and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life. Depreciable lives by major classification are as follows:

	Years
Land improvements			15
Leasehold improvements	3	-	15
Buildings			39
Vehicles			5
Warehouse equipment	7	-	10
Office equipment and furniture	7	-	10
Computer equipment	3	-	5
Software	3	-	5

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	January 30, 2022	January 31, 2021
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,235	$2,490
Current software hosting implementation costs, net	1,475	1,149
Other prepaid expenses	13,623	6,564
Prepaid expenses & other current assets	$17,333	$10,203

Other assets, net
Goodwill	$402	$402
Intangible assets, net	246	264
Non-current software hosting implementation costs	2,949	2,755
Other assets, net	1,756	540
Other assets, net	$5,353	$3,961

Software Hosting Implementation Costs

Software hosting implementation costs includes costs of implementation activities of certain cloud computing arrangements in accordance with Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). Amortization expense and accumulated amortization was $0.2 million for fiscal 2021. See Note 13 “Recent Accounting Pronouncements” for more information.

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

Management performed its annual qualitative assessment of goodwill as of December 31, 2021 and 2020 and determined that it was more likely than not that the fair value of the Company was greater than its carrying amount; as such, no further evaluation of goodwill was deemed necessary. No impairment was recognized for the years ended January 30, 2022 or January 31, 2021.

Intangible Assets and Other Assets

Intangible assets and other assets include loan origination fees and trade names which are amortized over their estimated useful lives ranging from three years to fifteen years. Other assets also include security deposits required by certain of the Company’s lease agreements and prepaid expenses. Amortization expense was $0.2 million for fiscal 2021 and fiscal 2020. Accumulated amortization was $0.6 million and $0.7 million as of January 30, 2022 and January 31, 2021, respectively.

Scheduled future amortization of amortizable other assets are as follows as of January 30, 2022:

Fiscal year
(in thousands)
2022	$213
2023	213
2024	204
2025	130
2026	38
Thereafter	13
$811

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

For fiscal 2021 and 2020, management did not identify any events or changes in circumstances that indicated the potential impairment of long-lived assets.

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

Total stock compensation expense associated with restricted stock recognized by the Company was $2.0 million and $1.5 million for fiscal 2021 and fiscal 2020, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following is a summary of the activity in the Company’s unvested restricted stock during the years ended January 30, 2022 and January 31, 2021:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at February 2, 2020	192,094	17.71
Granted	283,063	7.13
Vested	(120,592)	16.21
Forfeited	(16,326)	10.42
Outstanding at January 31, 2021	338,239	9.74
Granted	227,740	15.35
Vested	(151,408)	8.21
Forfeited	(9,237)	13.06
Outstanding at January 30, 2022	405,334	$13.54

At January 30, 2022, the Company had unrecognized compensation expense of $3.6 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years.

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

Other Comprehensive Income

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2021 and fiscal 2020, other comprehensive income consists of changes in unrealized gains and losses on the Company’s available-for-sale securities, net of taxes.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During fiscal 2021, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows.

January 30, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,900	$654	$—	$6,554

January 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$6,047	$64	$—	$6,111

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its security on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the Consolidated Statements of Operations in fiscal 2021 or fiscal 2020.

The following table presents the future receipts related to the Company’s available-for-sale security by contractual maturity as of January 30, 2022.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$163	$202
After one year through five years	1,103	1,298
After five years through ten years	1,696	1,891
After ten years	2,938	3,163
Total	$5,900	$6,554

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	January 30, 2022		January 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TRI Long-term debt, including short-term portion	$27,301	$27,804	$27,852	$28,697

The above long-term debt, including the short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

As of January 30, 2022, and January 31, 2021, the carrying values of the long-term delayed draw term loan and long-term line of credit both approximated their fair value.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to the 2020 financial statements in order to conform to the 2021 presentation. There were no changes to previously reported controlling shareholders’ equity and net income as a result of the reclassifications.

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

Due to the adverse impacts of COVID-19, the Company negotiated rent deferral and payback periods with a number of the Company’s store landlords for the months of April and May 2020. Based on the guidance set forth in the Financial Accounting Standards Board (“FASB”) issued Staff Q&A “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic”, the Company accounted for these deferrals as if no changes to the lease contract were made and elected not to apply the lease modification guidance under ASC 842. As of January 31, 2021 the Company had deferred rent of $0.8 million, which was recorded within accrued expenses and other current liabilities and will be paid in accordance with the concession arrangements. The Company had no deferred rent as of January 30, 2022.

The expense components of the Company’s leases reflected on the Company’s Consolidated Statement of Operations were as follows:

	Consolidated Statement of Operations	January 30, 2022	January 31, 2021
(in thousands)
Finance lease
Amortization of right-of-use assets	Selling, general and administrative expenses	$3,358	$2,929
Interest on lease liabilities	Interest expense	1,933	1,858
Total finance lease expense		$5,291	$4,787
Operating lease expense	Selling, general and administrative expenses	$16,326	$16,141
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	1,291	1,309
Variable lease expense	Selling, general and administrative expenses	8,505	9,453
Total lease expense		$31,413	$31,690

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Other information related to leases were as follows:

	January 30, 2022	January 31, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,559	$1,958
Operating cash flows from finance leases	$1,932	$1,858
Operating cash flows from operating leases	$15,792	$15,652

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$8,966
Operating leases	$15,230	$11,642

Weighted-average remaining lease term (in years):
Finance leases	12	13
Operating leases	9	9

Weighted-average discount rate:
Finance leases	4.4%	4.4%
Operating leases	4.1%	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of January 30, 2022:

	Finance	Operating
Fiscal year	Leases	Leases
(in thousands)
2022	$4,523	$17,523
2023	4,551	17,744
2024	4,736	17,133
2025	5,098	16,383
2026	3,993	15,441
Thereafter	33,225	59,126
Total future minimum lease payments	$56,126	$143,350
Less - Discount	13,158	23,374
Lease liability	$42,968	$119,976

Total rent expense under non-cancellable leases was $17.6 million and $17.1 million for fiscal 2021 and fiscal 2020, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

4.  DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	January 30, 2022	January 31, 2021
(in thousands)
TRI Senior Secured Note	$23,801	$24,352
TRI Note	3,500	3,500
	$27,301	$27,852
Less: current maturities	693	623
TRI Long-term debt	$26,608	$27,229

Duluth Line of credit	$—	$—
Duluth Delayed draw term loan	—	48,250
	$—	$48,250
Less: current maturities	—	2,500
Duluth long-term debt	$—	$45,750

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

Credit Agreement

On May 17, 2018, the Company entered into a credit agreement (the “Credit Agreement”) which provides for borrowing availability of up to $80.0 million in revolving credit and associated swing line (the “Revolver”) and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. On April 30, 2020, the Credit Agreement was amended to include an incremental DDTL of $20.5 million (the “Incremental DDTL”) that was available to draw upon before March 31, 2021, and matured on April 29, 2021, for a total credit facility of $150.5 million. As of and for the fiscal year ended January 31, 2021, no amount of the Incremental DDTL was funded. The loan covenants were also amended to allow for greater flexibility during the Company’s peak borrowing periods in fiscal 2020. The interest rate applicable to the Revolver or DDTL was a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR (with a 1% floor) for such interest period plus a margin of 225 to 300 basis points, based upon the Company’s rent adjusted leverage ratio. The interest rate applicable to the Incremental DDTL was also a fixed rate over the aforementioned interest periods equal to LIBOR (with a 1% floor) for such interest period plus a margin of 275 to 350 basis points.

On May 14, 2021, the Company terminated the Credit Agreement, and entered into a new credit agreement (the “New Credit Agreement”), which was treated as a modification for accounting purposes. The New Credit Agreement matures on May 14, 2026 and provides for borrowings of up to $150.0 million that are available under a revolving senior credit facility, with a $5.0 million sublimit for issuance of standby letters of credit, as well as a $10.0 million sublimit for swing line loans. At the Company’s option, the interest rate applicable to the revolving senior credit facility will be a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.25% to 2.00% determined based on the Company’s rent adjusted leverage ratio, or (ii) the base rate plus the applicable rate of 0.25% to 1.00% based on the Company’s rent adjusted leverage ratio. The New Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the New Credit Agreement

As of January 30, 2022, and for the fiscal year then ended, the Company was in compliance with all financial and non-financial covenants for all debts discussed above.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

 Future principal maturities of all TRI debt, excluding unamortized financing fees of $1.2 million associated with the TRI debt, and the Company’s Credit Agreement, are as follows as of January 30, 2022:

Fiscal year
(in thousands)
2022	$693
2023	768
2024	847
2025	931
2026	1,020
Thereafter	24,272
$28,531

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 30, 2022	January 31, 2021
(in thousands)
Salaries and benefits	$11,773	$8,826
Deferred revenue	10,791	9,944
Freight	8,942	6,769
Product returns	5,439	5,304
Catalog costs	—	396
Unpaid purchases of property & equipment	794	503
Accrued advertising	600	981
Other	9,165	4,963
Total accrued expenses and other current liabilities	$47,504	$37,686

6.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of January 30, 2022 and January 31, 2021.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Consolidated Balance Sheets include the following amounts as a result of the consolidation of TRI as of January 30, 2022 and January 31, 2021.

	January 30, 2022	January 31, 2021
(in thousands)
Cash	$21	$110
Property and equipment, net	24,180	24,800
Total assets	$24,201	$24,910

Other current liabilities	$52	$58
Current maturities of TRI long-term debt	693	623
TRI long-term debt	26,608	27,229
Noncontrolling interest in VIE	(3,152)	(3,000)
Total liabilities and shareholders' equity	$24,201	$24,910

7.  EARNINGS PER SHARE

Earnings per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and are considered only for dilutive earnings per share. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation is as follows:

	Fiscal Year Ended
	January 30, 2022	January 31, 2021
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$29,702	$13,577
Denominator - weighted average shares (Class A and Class B)
Basic	32,618	32,447
Dilutive shares	233	133
Diluted	32,851	32,580
Earnings per share (Class A and Class B)
Basic	$0.91	$0.42
Diluted	$0.90	$0.42

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

Sales disaggregated based upon sales channel is presented below.

	January 30, 2022	January 31, 2021
(in thousands)
Direct-to-consumer	$438,464	$460,839
Stores	260,120	177,944
	$698,584	$638,783

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

Contract assets and liabilities on the Company’s Consolidated Balance Sheets are presented in the following table:

	January 30, 2022	January 31, 2021
(in thousands)
Contract assets	$2,235	$2,490
Contract liabilities	$10,791	$9,788

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

	January 30, 2022	January 31, 2021
(in thousands)
Balance as of Beginning of Period	$9,788	$9,790
Gift cards sold	18,901	17,098
Gift cards redeemed	(16,047)	(14,766)
Gift card breakage	(1,851)	(2,334)
Balance as of End of Period	$10,791	$9,788

9.  INCOME TAXES

The components of income tax expense were as follows:

	Fiscal Year Ended

	January 30, 2022	January 31, 2021
(in thousands)
Current:
Federal	$12,678	$3,518
State	2,690	1,374
	15,368	4,892
Deferred:
Federal	(4,945)	353
State	(536)	(608)
	(5,481)	(255)
Total income tax expense	$9,887	$4,637

The tax effects of unrealized gains and losses on securities are components of other comprehensive income and therefore excluded from deferred tax expense.

Realization of the deferred tax asset over time is dependent upon the Company generating sufficient taxable earnings in future periods. In making the determination that the realization of the deferred tax was more likely than not, the Company considered several factors including its recent earnings history, its expected earnings in the future, and appropriate tax planning strategies. The Company believes it will be able to fully utilize its established deferred tax assets and therefore no valuation allowance has been established as of January 30, 2022 and January 31, 2021.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The reconciliation of income tax expense to the amount computed at the federal statutory rate was as follows:

	Fiscal Year Ended

	January 30, 2022		January 31, 2021
(in thousands)
Federal taxes at statutory rate	$8,314	21.0%	$3,824	21.0%
State and local income taxes, net of federal benefit	1,692	4.3%	786	4.3%
Research and development tax credits	(226)	(0.6)%	(151)	(0.8)%
Other	107	0.3%	178	1.0%
Total income tax expense	$9,887	25.0%	$4,637	25.5%

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	January 30, 2022	January 31, 2021
(in thousands)
Deferred tax assets:
Returns allowance	$1,367	$1,330
Uniform capitalization	3,007	3,425
Inventory	35	—
Deferred rent	—	205
Lease liability	50,735	49,243
Accruals	2,361	1,841
Stock-based compensation	303	231
Advance payments	689	685
Unrecognized tax benefits	4	2
Total deferred tax assets	58,501	56,962

Deferred tax liabilities:
Property and equipment	8,815	13,202
Unrealized gain on investment	164	16
Inventory	—	223
Prepaid expenses	927	868
Right-of-use asset	51,395	50,697
Goodwill and intangibles	67	66
Revenue recognition method adjustment	—	90
Total deferred tax liabilities	61,368	65,162
Net deferred tax liabilities	$2,867	$8,200

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 30, 2022	January 31, 2021
(in thousands)
Balance beginning of year	$259	$—
Additions for tax positions in prior years	5	214
Additions for tax positions in current year	72	45
Statue of limitations	(39)	—
Balance at end of year	$297	$259

If recognized, $0.3 million of the Company’s unrecognized tax benefits as of January 30, 2022, would affect the Company’s effective tax rate. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

income tax expense. There were no material amounts recorded as tax expense for interest or penalties for the years ended January 30, 2022 and January 31, 2021.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax year 2018, and state tax returns for tax year 2017, are open for examination.

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

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2021.

The Company’s total expenses under the Plan were $2.1 million and $1.6 million for fiscal 2021 and fiscal 2020, respectively.

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

12.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Intangibles – Goodwill and Other – Internal-use Software

On February 3, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”) which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the new internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The new internal-use software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The Company adopted ASU 2018-15 using the prospective method. In fiscal 2021, $4.4 million of capitalized costs associated with implementation activities, net of amortization are classified within Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets and $1.8 million of related amortization costs are included in Selling, general and administrative expenses on the Company’s Consolidated Statement of Operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 30, 2022 and January 31, 2021

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended January 30, 2022	$1,600	$772	$—	$—	$2,372
Year ended January 31, 2021	1,826	$—	$—	$(226)	$1,600

Product returns reserve
Year ended January 30, 2022	$5,304	$135	$—	$—	$5,439
Year ended January 31, 2021	3,508	$1,796	$—	$—	$5,304

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of January 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. Based on this assessment, management concluded that our internal control over financial reporting is effective as of January 30, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item concerning our directors, audit committee, and audit committee financial experts and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal

One: Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 annual meeting of shareholders to be held on May 26, 2022 (the “Proxy Statement”). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 8, 2022.

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

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Information about Our Executive Officers” as of March 25, 2022 in this Annual Report on Form 10-K.

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

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)(1)
Equity compensation plans approved by security holders	—	$—	3,750,245
Equity compensation plans not approved by security holders(2)	—	—	—
Total	—	$—	3,750,245

_____________________________

(1) 2,458,307 shares are available under the Company’s 2015 Equity Incentive Plan and 1,291,938 shares are available under the Company’s Employee Stock Purchase Plan.

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

4.1	Description of Registrant’s Securities.
9.1	Voting Trust Agreement, dated November 1, 2021, by and between Stephen L. Schlecht, as trustee, and Duluth Holdings Inc.*
10.1+	Summary of Outside Director Compensation Program.
10.2+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
10.3+

Form of Restricted Stock Agreement for non-employee directors under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.4

Commercial Lease between Schlecht Retail Ventures LLC and Duluth Holdings Inc., dated February 14, 2010 (100 West Main Street, Mt. Horeb, Wisconsin), incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.5

Retail Space Lease between LDC-728 Milwaukee, LLC and Duluth Holdings Inc., dated January 23, 2012 (108 North Franklin Street, Port Washington, Wisconsin), incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.6

First Amendment to Retail Lease between LDC-728 Milwaukee, LLC and Duluth Holdings Inc., dated January 23, 2012 (108 North Franklin Street, Port Washington, Wisconsin), incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.7

Second Amendment to Retail Lease between Schlecht Port Washington LLC and Duluth Holdings Inc., dated January 23, 2012 (108 North Franklin Street, Port Washington, Wisconsin), incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 6, 2015.

10.8

Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Duluth Holdings Inc. and shareholders of Duluth Holdings Inc., incorporated by reference to Exhibit 10.23 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-207300), filed October 13, 2015.

10.9	Annual Incentive Plan, As Amended February 21, 2018.
10.10	Form of Restricted Stock Agreement for executives under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 1, 2016.

10.11	Offer Letter Dated July 14, 2017 by and between Dave Loretta and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.12	Form of Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.13

Credit Agreement, dated as of May 17, 2018, among Duluth Holdings Inc., as the borrower, BMO Harris Bank N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the Other Lenders Party Thereto, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Book Runner, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 17, 2018.

10.14

General Security Agreement, dated of May 17, 2018, by and between Duluth Holdings Inc. and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 17, 2018.

10.15

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

10.16+

First Amended and Restate Employment Agreement, dated as of May 27, 2021, between Stephen L. Schlecht and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 3, 2021.

10.17+	Offer Letter dated January 24, 2020 by and between Christopher M. Teufel and Duluth Holdings Inc.*
10.18+	Offer Letter dated January 24, 2020 by and between David S. Homolka and Duluth Holdings Inc.*
10.19+	Offer Letter dated January 24, 2020 by and between Richard W. Schlecht and Duluth Holdings Inc.*
10.20

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

10.21

Security Agreement, dated as of May 14, 2021, by and between Duluth Holdings Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 14, 2021.

23.1	Consent of KPMG LLP.*
23.2	Consent of Grant Thornton LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

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

DULUTH HOLDINGS INC.

By:	/s/ Samuel M. Sato
Samuel M. Sato
President and Chief Executive Officer

DATE: March 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Samuel M. Sato Samuel M. Sato	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2022
/s/ David Loretta David Loretta	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2022
/s/ Michael Murphy Michael Murphy	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 25, 2022

Directors: Samuel M. Sato, Brett L. Paschke, Francesca M. Edwardson, Thomas G. Folliard, David C. Finch, Brenda I. Morris, Stephen L. Schlecht and Scott K. Williams.

By:	/s/ Dave Loretta	March 25, 2022
David Loretta
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.