Form 10-Q
period 2022-05-01
DULUTH HOLDINGS INC.
filed 2022-06-03
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-37641

_________________________________________

DULUTH HOLDINGS INC.

(Exact name of registrant as specified in its charter)

 _________________________________________

99
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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of June 1, 2022, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of June 1, 2022, was 29,995,500.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED May 1, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	May 1, 2022	January 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$40,370	$77,051
Receivables	5,097	5,455
Inventory, less reserves of $2,012 and $2,372, respectively	152,244	122,672
Prepaid expenses & other current assets	16,422	17,333
Prepaid catalog costs	—	10
Total current assets	214,133	222,521
Property and equipment, net	108,283	110,078
Operating lease right-of-use assets	118,414	120,911
Finance lease right-of-use assets, net	49,402	50,133
Available-for-sale security	6,066	6,554
Other assets, net	6,495	5,353
Total assets	$502,793	$515,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	May 1, 2022	January 30, 2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$54,523	$45,402
Accrued expenses and other current liabilities	32,214	47,504
Income taxes payable	4,782	6,814
Current portion of operating lease liabilities	13,191	12,882
Current portion of finance lease liabilities	2,730	2,701
Current portion of Duluth long-term debt	—	—
Current maturities of TRI long-term debt	711	693
Total current liabilities	108,151	115,996
Operating lease liabilities, less current maturities	104,448	107,094
Finance lease liabilities, less current maturities	39,574	40,267
Duluth long-term debt, less current maturities	—	—
TRI long-term debt, less current maturities	26,440	26,608
Deferred tax liabilities	2,791	2,867
Total liabilities	281,404	292,832
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of May 1, 2022 and January 30, 2022	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of May 1, 2022 and January 30, 2022	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 30,077 shares issued and 29,965 shares outstanding as of May 1, 2022 and 29,786 shares issued and 29,707 shares outstanding as of January 30, 2022	—	—
Treasury stock, at cost; 112 and 79 shares as of May 1, 2022 and January 30, 2022, respectively	(1,457)	(1,002)
Capital stock	96,299	95,515
Retained earnings	129,575	130,868
Accumulated other comprehensive income	153	489
Total shareholders' equity of Duluth Holdings Inc.	224,570	225,870
Noncontrolling interest	(3,181)	(3,152)
Total shareholders' equity	221,389	222,718
Total liabilities and shareholders' equity	$502,793	$515,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	May 1, 2022	May 2, 2021
Net sales	$122,904	$133,419
Cost of goods sold (excluding depreciation and amortization)	55,841	66,876
Gross profit	67,063	66,543
Selling, general and administrative expenses	67,994	64,648
Operating (loss) income	(931)	1,895
Interest expense	876	1,308
Other income, net	46	16
(Loss) income before income taxes	(1,761)	603
Income tax (benefit) expense	(438)	105
Net (loss) income	(1,323)	498
Less: Net loss attributable to noncontrolling interest	(29)	(46)
Net (loss) income attributable to controlling interest	$(1,294)	$544
Basic (loss) earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,714	32,540
Net (loss) income per share attributable to controlling interest	$(0.04)	$0.02
Diluted (loss) earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,714	32,720
Net (loss) income per share attributable to controlling interest	$(0.04)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 1, 2022	May 2, 2021
Net (loss) income	$(1,323)	$498
Other comprehensive income
Securities available-for sale:
Unrealized security (loss) income arising during the period	(449)	270
Income tax (benefit) expense	(113)	68
Other comprehensive (loss) income	(336)	202
Comprehensive (loss) income	(1,659)	700
Comprehensive loss attributable to noncontrolling interest	(29)	(46)
Comprehensive (loss) income attributable to controlling interest	$(1,630)	$746

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended May 1, 2022
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 30, 2022	33,071	$95,515	$(1,002)	$130,868	$489	$(3,152)	$222,718
Issuance of common stock	292	166	—	—	—	—	166
Stock-based compensation	—	618	—	—	—	—	618
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(33)	—	(455)	—	—	—	(455)
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Net loss	—	—	—	(1,294)	—	(29)	(1,323)
Balance at May 1, 2022	33,329	$96,299	$(1,457)	$129,575	$153	$(3,181)	$221,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended May 2, 2021
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 31, 2021	32,841	$92,875	$(628)	$101,166	$48	$(3,000)	$190,461
Issuance of common stock	101	132	—	—	—	—	132
Stock-based compensation	—	371	—	—	—	—	371
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(24)	—	(358)	—	—	—	(358)
Other comprehensive income	—	—	—	—	202	—	202
Net income (loss)	—	—	—	544	—	(46)	498
Balance at May 2, 2021	32,917	$93,378	$(986)	$101,710	$250	$(3,046)	$191,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 1, 2022	May 2, 2021
Cash flows from operating activities:
Net (loss) income	$(1,323)	$498
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,520	7,274
Stock based compensation	618	371
Deferred income taxes	37	(16)
Loss on disposal of property and equipment	26	51
Changes in operating assets and liabilities:
Receivables	358	262
Inventory	(29,572)	4,867
Prepaid expense & other current assets	746	(595)
Software hosting implementation costs, net	(1,007)	(132)
Deferred catalog costs	10	212
Trade accounts payable	10,362	5,991
Income taxes payable	(2,032)	104
Accrued expenses and deferred rent obligations	(17,500)	(6,330)
Other assets	(11)	(33)
Noncash lease impacts	51	(101)
Net cash (used in) provided by operating activities	(31,717)	12,423
Cash flows from investing activities:
Purchases of property and equipment	(3,885)	(2,033)
Principal receipts from available-for-sale security	39	35
Proceeds from disposals	3	24
Net cash used in investing activities	(3,843)	(1,974)
Cash flows from financing activities:
Payments on delayed draw term loan	—	(30,625)
Payments on TRI long term debt	(168)	(151)
Payments on finance lease obligations	(664)	(615)
Payments of tax withholding on vested restricted shares	(455)	(358)
Other	166	133
Net cash used in financing activities	(1,121)	(31,616)
Decrease in cash, cash equivalents	(36,681)	(21,167)
Cash and cash equivalents at beginning of period	77,051	47,221
Cash and cash equivalents at end of period	$40,370	$26,054
Supplemental disclosure of cash flow information:
Interest paid	$876	$1,348
Income taxes paid	$1,610	$—
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$4,121	$962

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A.    Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through the Company’s own omnichannel platform. The Company’s products are marketed under the Duluth Trading name, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2022 is a 52-week period and ends on January 29, 2023. Fiscal 2021 was a 52-week period and ended on January 30, 2022. The three months of fiscal 2022 and fiscal 2021 represent the Company’s 13-week periods ended May 1, 2022 and May 2, 2021, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended May 1, 2022 and May 2, 2021 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended May 1, 2022 and May 2, 2021. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 30, 2022.

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

D.    Impairment Analysis

As of May 1, 2022 and for the three months ended, no triggering events or indicators of asset impairment were noted.

E.    Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

inventories below cost. Inventory reserve for excess and obsolete items was $2.0 million and $2.4 million as of May 1, 2022 and January 30, 2022, respectively.

F.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	May 1, 2022	January 30, 2022
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,852	$2,235
Current software hosting implementation costs, net	2,061	1,475
Other prepaid expenses	12,509	13,623
Prepaid expenses & other current assets	$16,422	$17,333

Other assets, net
Goodwill	$402	$402
Intangible assets, net	241	246
Non-current software hosting implementation costs	4,122	2,949
Other assets, net	1,730	1,756
Other assets, net	$6,495	$5,353

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

I.    Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended January 30, 2022.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. LEASES

Based on the criteria set forth in ASC Topic 842, Leases (“ASC 842”), the Company recognizes Right-of-use (ROU) assets and lease liabilities related to leases on the Company’s consolidated balance sheets. The Company determines if an arrangement is, or contains, a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments and the ROU asset is measured at the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease.

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended
	of Operations	May 1, 2022	May 2, 2021
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$840	$838
Interest on lease liabilities	Interest expense	466	495
Total finance lease expense		$1,306	$1,333
Operating lease expense	Selling, general and administrative expenses	$4,389	$3,951
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	328
Variable lease expense	Selling, general and administrative expenses	1,972	2,059
Total lease expense		$7,988	$7,671

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Three Months Ended
	May 1, 2022	May 2, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$664	$615
Operating cash flows from finance leases	$466	$495
Operating cash flows from operating leases	$4,439	$3,977

Weighted-average remaining lease term (in years):
Finance leases	12	13
Operating leases	8	9

Weighted-average discount rate:
Finance leases	4.4%	4.4%
Operating leases	4.1%	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of May 1, 2022:

Fiscal year	Finance	Operating
(in thousands)
2022 (remainder of fiscal year)	$3,393	$13,261
2023	4,551	17,919
2024	4,736	17,304
2025	5,098	16,554
2026	3,993	15,612
Thereafter	33,225	59,227
Total future minimum lease payments	$54,996	$139,877
Less – Discount	(12,692)	(22,238)
Lease liability	$42,304	$117,639

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	May 1, 2022	January 30, 2022
(in thousands)
TRI Senior Secured Note	$23,651	$23,801
TRI Note	3,500	3,500
	$27,151	$27,301
Less: current maturities	711	693
TRI long-term debt	$26,440	$26,608

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

Credit Agreement

On May 17, 2018, the Company entered into a credit agreement (the “Credit Agreement”) which provided for borrowing availability of up to $80.0 million in revolving credit and associated swing line (the “Revolver”) and borrowing availability of up to $50.0 million in a delayed draw term loan (“DDTL”), for a total credit facility of $130.0 million. On April 30, 2020, the Credit Agreement was amended to include an incremental DDTL of $20.5 million (the “Incremental DDTL”) that was available to draw upon before March 31, 2021, and matured on April 29, 2021, for a total credit facility of $150.5 million. As of and for the fiscal year ended January 31, 2021, no amount of the Incremental DDTL was funded. The loan covenants were also amended to allow for greater flexibility during the Company’s peak borrowing periods in fiscal 2020. The interest rate applicable to the Revolver or DDTL was a fixed rate for a one-, two-, three- or six-month interest period equal to LIBOR (with a 1% floor) for such interest period plus a margin of 225 to 300 basis points, based upon the Company’s rent adjusted leverage ratio. The interest rate applicable to the Incremental DDTL was also a fixed rate over the aforementioned interest periods equal to LIBOR (with a 1% floor) for such interest period plus a margin of 275 to 350 basis points.

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

As of May 1, 2022 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants contained within the New Credit Agreement.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 1, 2022	January 30, 2022
(in thousands)
Salaries and benefits	$5,206	$11,773
Deferred revenue	9,054	10,791
Freight	4,174	8,942
Product returns	4,381	5,439
Catalog costs	140	—
Unpaid purchases of property & equipment	3,004	794
Accrued advertising	3,178	600
Other	3,077	9,165
Total accrued expenses and other current liabilities	$32,214	$47,504

5.    FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the three months ended May 1, 2022, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

May 1, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,861	$205	$—	$6,066

January 30, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,900	$654	$—	$6,554

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended May 1, 2022 or May 2, 2021.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of May 1, 2022.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$168	$180
After one year through five years	1,129	1,191
After five years through ten years	1,730	1,792
After ten years	2,834	2,903
Total	$5,861	$6,066

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	May 1, 2022		January 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$27,151	$25,731	$27,301	$27,804

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of May 1, 2022 and January 30, 2022.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of May 1, 2022 and January 30, 2022:

	May 1, 2022	January 30, 2022
(in thousands)
Cash	$24	$21
Property and equipment, net	24,025	24,180
Total assets	$24,049	$24,201

Other current liabilities	$79	$52
Current maturities of long-term debt	711	693
TRI Long-term debt	26,440	26,608
Noncontrolling interest in VIE	(3,181)	(3,152)
Total liabilities and shareholders' equity	$24,049	$24,201

7.    (LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed under the provisions of ASC 260, Earnings Per Share. Basic (loss) earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock and are considered only for dilutive (loss) earnings per share unless considered anti-dilutive. The reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per share calculation is as follows:

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended
	May 1, 2022	May 2, 2021
(in thousands, except per share data)
Numerator - net (loss) income attributable to controlling interest	$(1,294)	$544
Denominator - weighted average shares (Class A and Class B)
Basic	32,714	32,540
Dilutive shares	—	180
Diluted	32,714	32,720
(Loss) earnings per share (Class A and Class B)
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

The computation of diluted (loss) earnings per share excluded 0.2 million shares of unvested restricted stock for the three months ended May 1, 2022 because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.6 million and $0.4 million for the three months ended May 1, 2022 and May 2, 2021, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the three months ended May 1, 2022 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 30, 2022	405,334	$13.54
Granted	279,638	12.77
Vested	(96,207)	13.75
Forfeited	(969)	15.61
Outstanding at May 1, 2022	587,796	$13.19

At May 1, 2022, the Company had unrecognized compensation expense of $6.6 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 3.0 years.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 1, 2022	January 30, 2022
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	48,125	48,093
Buildings	35,359	35,359
Vehicles	161	161
Warehouse equipment	17,641	17,735
Office equipment and furniture	53,670	53,607
Computer equipment	8,121	8,325
Software	35,413	34,207
	202,976	201,973
Accumulated depreciation and amortization	(101,426)	(97,473)
	101,550	104,500
Construction in progress	6,733	5,578
Property and equipment, net	$108,283	$110,078

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended
	May 1, 2022	May 2, 2021
(in thousands)
Direct-to-consumer	$77,680	$88,366
Stores	45,224	45,053
	$122,904	$133,419

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	May 1, 2022	January 30, 2022
(in thousands)
Contract assets	$1,852	$2,235
Contract liabilities	$9,054	$10,791

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue from gift cards is recognized when the gift card is redeemed by the customer for merchandise or as a gift card breakage, an estimate of gift cards which will not be redeemed. The Company does not record breakage revenue when escheat liability to the relevant jurisdictions exists. Gift card breakage is recorded within Net sales on the Company’s consolidated statement of operations. The following table provides the reconciliation of the contract liability related to gift cards for the three months ended:

	May 1, 2022	May 2, 2021
(in thousands)
Balance as of beginning of period	$10,791	$9,788
Gift cards sold	1,909	1,739
Gift cards redeemed	(3,603)	(2,990)
Gift card breakage	(43)	(105)
Balance as of end of period	$9,054	$8,432

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 25% for the three months ended May 1, 2022 and 16% for the three months ended May 2, 2021. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the Fiscal year ended January 30, 2022 (“2021 Form 10-K”).

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2022 is a 52-week period and ends on January 29, 2023. Fiscal 2021 was a 52-week period and ended on January 30, 2022. The three months of fiscal 2022 and fiscal 2021 represent our 13-week periods ended May 1, 2022 and May 2, 2021, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2021 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the prolonged effects of COVID-19 on store traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand image; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of a maturing store portfolio; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold in global market constraints; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclosed in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of May 1, 2022, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales decreased by 7.9% over the prior year first quarter to $122.9 million;

•Net loss of ($1.3) million in fiscal 2022 first quarter compared to the prior year first quarter net income of $0.5 million; and

•Adjusted EBITDA decreased to $7.9 million in fiscal 2022 first quarter compared to the prior year first quarter Adjusted EBITDA of $9.6 million.

See the “Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net (loss) income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

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

Our historical sales growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are advertising, rent/occupancy and payroll costs. While we expect these expenses to increase as we continue to grow our organization to support our growing business and increase brand awareness, we believe these expenses will decrease as a percentage of net sales over time.

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

We define Adjusted EBITDA as consolidated net income before depreciation and amortization, interest expense and provision for income taxes adjusted for the impact of certain items, including non-cash and other items we do not consider representative of our ongoing operating performance. We believe Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items. We also use Adjusted EBITDA as the key financial metric in determining bonus compensation for our employees. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Three Months Ended
	May 1, 2022	May 2, 2021
(in thousands)
Net sales	$122,904	$133,419
Cost of goods sold (excluding depreciation and amortization)	55,841	66,876
Gross profit	67,063	66,543
Selling, general and administrative expenses	67,994	64,648
Operating (loss) income	(931)	1,895
Interest expense	876	1,308
Other income, net	46	16
(Loss) income before income taxes	(1,761)	603
Income tax (benefit) expense	(438)	105
Net (loss) income	(1,323)	498
Less: Net loss attributable to noncontrolling interest	(29)	(46)
Net (loss) income attributable to controlling interest	$(1,294)	$544
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	45.4%	50.1%
Gross margin	54.6%	49.9%
Selling, general and administrative expenses	55.3%	48.5%
Operating (loss) income	(0.8)%	1.4%
Interest expense	0.7%	1.0%
Other income, net	-%	-%
(Loss) income before income taxes	(1.4)%	0.5%
Income tax (benefit) expense	(0.4)%	0.1%
Net (loss) income	(1.1)%	0.4%
Less: Net loss attributable to noncontrolling interest	-%	-%
Net (loss) income attributable to controlling interest	(1.1)%	0.4%

Three Months Ended May 1, 2022 Compared to Three Months Ended May 2, 2021

Net Sales

Net sales decreased $10.5 million, or 7.9%, to $122.9 million in the three months ended May 1, 2022 compared to $133.4 million in the three months ended May 2, 2021. The decrease was primarily due to continued supply chain disruptions, coupled with heavier clearance sales during the prior year.

Store market net sales decreased $4.8 million, or 5.4%, to $85.1 million in the three months ended May 1, 2022 compared to $89.9 million in the three months ended May 2, 2021. Non-store market net sales decreased by $5.2 million, or 12.5%, to $36.8 million in the three months ended May 1, 2022 compared to $42.0 million in the three months ended May 2, 2021. The decrease was also driven by heavier clearance and promotional activity during the prior year.

Gross Profit

Gross profit increased $0.5 million, or 0.8%, to $67.1 million in the three months ended May 1, 2022 compared to $66.5 million in the three months ended May 2, 2021. As a percentage of net sales, gross margin increased to 54.6% of net sales in the three months ended May 1, 2022, compared to 49.9% of net sales in the three months ended May 2, 2021. The increase in gross margin rate was driven by a higher mix of full price sales due to successfully dialing back promotional and clearance activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.3 million, or 5.2%, to $68.0 million in the three months ended May 1, 2022 compared to $64.6 million in the three months ended May 2, 2021. Selling, general and administrative expenses as a percentage of net sales increased to 55.3% in the three months ended May 1, 2022, compared to 48.5% in the three months ended May 2, 2021.

The increase in selling, general and administrative expense was primarily due to investments in new headcount, increased depreciation from continued capital investments, as well as increased advertising expense.

Income Taxes

Income tax benefit was ($0.4) million in the three months ended May 1, 2022, compared to an income tax expense of $0.1 million in the three months ended May 2, 2021. The effective tax rate related to controlling interest was 25% for the three months ended May 1, 2022 compared to 16% for the three months ended May 2, 2021.

Net (Loss) Income Attributable to Controlling Interest

Net loss attributable to controlling interest was ($1.3) million, in the three months ended May 1, 2022 compared to net income of $0.5 million in the three months ended May 2, 2021, due to the factors discussed above.

Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	May 1, 2022	May 2, 2021
(in thousands)
Net (loss) income	$(1,323)	$498
Depreciation and amortization	7,520	7,274
Amortization of internal-use software hosting
subscription implementation costs	633	—
Interest expense	876	1,308
Income tax (benefit) expense	(438)	105
EBITDA	$7,268	$9,185
Stock based compensation	618	371
Adjusted EBITDA	$7,886	$9,556

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $1.7 million to $7.9 million in the three months ended May 1, 2022 compared to $9.6 million in the three months ended May 2, 2021. As a percentage of net sales, Adjusted EBITDA decreased to 6.4% of net sales in the three months ended May 1, 2022 compared to 7.2% of net sales in the three months ended May 2, 2021.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with infrastructure, information technology, and opening new stores. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At May 1, 2022, our net working capital was $106.0 million, including $40.4 million of cash and cash equivalents.

We expect to spend approximately $40.0 million in fiscal 2022 on capital expenditures, inclusive of software hosting implementation costs, primarily due to investments in logistics optimization, including the introduction of automated fulfillment centers. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	May 1, 2022	May 2, 2021
(in thousands)
Net cash (used in) provided by operating activities	$(31,717)	$12,423
Net cash used in investing activities	(3,843)	(1,974)
Net cash used in financing activities	(1,121)	(31,616)
Decrease in cash, cash equivalents	$(36,681)	$(21,167)

Net Cash (Used in) Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the three months ended May 1, 2022, net cash used in operating activities was $31.7 million, which primarily consisted of a net loss of $1.3 million and cash used in operating assets and liabilities of $38.6 million. The cash used in operating assets and liabilities of $38.6 million primarily consisted of a $29.6 million increase in inventory and a $17.5 million decrease in accrued expenses offset by a $10.4 million increase in trade accounts payable.

For the three months ended May 2, 2021, net cash provided by operating activities was $12.4 million, which consisted of net income of $0.5 million, cash provided by operating assets and liabilities of $4.2 million, non-cash depreciation and amortization of $7.3 million, and stock based compensation of $0.4 million. The cash provided by operating assets and liabilities of $4.2 million primarily consisted of a $4.9 million decrease in inventory and a $6.0 million increase in trade accounts payable, partially offset by a $6.3 million decrease in accrued expenses.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to investments in infrastructure and information technology.

For the three months ended May 1, 2022, net cash used in investing activities was $3.8 million and was primarily driven by capital expenditures of $3.9 million for new investments in information technology.

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

For the three months ended May 1, 2022, net cash used in financing activities was $1.1 million, primarily consisting of payments on finance lease obligations.

For the three months ended May 2, 2021, net cash used in financing activities was $31.6 million, primarily consisting of payments of $30.6 million on long-term debt.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 12 “Recent Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2021 Form 10-K. See Note 3 “Debt and Credit Agreement,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to borrowings under our credit agreement.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2021 Form 10-K, or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our fiscal 2021 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended May 1, 2022, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended May 1, 2022.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
January 31, 2022 - February 27, 2022	50,817	$14.40	—	$—
February 28, 2022 - April 3, 2022	30,048	13.12	—	—
April 4, 2022 - May 1, 2022	15,342	12.32	—	—
Total	96,207	$13.67	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1	Duluth Holdings Inc. Executive Change in Control Severance Plan incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 14, 2022.
10.2	Duluth Holdings Inc. Executive General Severance Plan Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 14, 2022.
10.3	Summary of Outside Director Compensation.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2022 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 3, 2022
DULUTH HOLDINGS INC. (Registrant)
/s/ David Loretta
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)