Form 10-Q
period 2022-07-31
DULUTH HOLDINGS INC.
filed 2022-09-02
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of August 31, 2022, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of August 31, 2022, was 30,013,639.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED July 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	July 31, 2022	January 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$15,369	$77,051
Receivables	5,764	5,455
Inventory, less reserves of $2,310 and $2,372, respectively	164,499	122,672
Prepaid expenses & other current assets	16,841	17,333
Prepaid catalog costs	35	10
Total current assets	202,508	222,521
Property and equipment, net	114,616	110,078
Operating lease right-of-use assets	114,980	120,911
Finance lease right-of-use assets, net	48,669	50,133
Available-for-sale security	5,823	6,554
Other assets, net	6,725	5,353
Total assets	$493,321	$515,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	July 31, 2022	January 30, 2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$53,604	$45,402
Accrued expenses and other current liabilities	28,961	47,504
Income taxes payable	583	6,814
Current portion of operating lease liabilities	13,422	12,882
Current portion of finance lease liabilities	2,763	2,701
Current portion of Duluth long-term debt	—	—
Current maturities of TRI long-term debt	729	693
Total current liabilities	100,062	115,996
Operating lease liabilities, less current maturities	101,008	107,094
Finance lease liabilities, less current maturities	38,870	40,267
Duluth long-term debt, less current maturities	—	—
TRI long-term debt, less current maturities	26,271	26,608
Deferred tax liabilities	2,729	2,867
Total liabilities	268,940	292,832
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of July 31, 2022 and January 30, 2022	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of July 31, 2022 and January 30, 2022	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 30,089 shares issued and 29,977 shares outstanding as of July 31, 2022 and 29,786 shares issued and 29,707 shares outstanding as of January 30, 2022	—	—
Treasury stock, at cost; 112 and 79 shares as of July 31, 2022 and January 30, 2022, respectively	(1,458)	(1,002)
Capital stock	97,102	95,515
Retained earnings	131,943	130,868
Accumulated other comprehensive income	2	489
Total shareholders' equity of Duluth Holdings Inc.	227,589	225,870
Noncontrolling interest	(3,208)	(3,152)
Total shareholders' equity	224,381	222,718
Total liabilities and shareholders' equity	$493,321	$515,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales	$141,511	$149,127	$264,415	$282,546
Cost of goods sold (excluding depreciation and amortization)	65,903	67,701	121,744	134,577
Gross profit	75,608	81,426	142,671	147,969
Selling, general and administrative expenses	71,739	68,339	139,733	132,987
Operating income	3,869	13,087	2,938	14,982
Interest expense	879	1,182	1,755	2,490
Other income, net	78	56	124	72
Income before income taxes	3,068	11,961	1,307	12,564
Income tax expense	727	3,014	289	3,119
Net income	2,341	8,947	1,018	9,445
Less: Net loss attributable to noncontrolling interest	(27)	(45)	(56)	(91)
Net income attributable to controlling interest	$2,368	$8,992	$1,074	$9,536
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,766	32,624	32,732	32,582
Net income per share attributable to controlling interest	$0.07	$0.28	$0.03	$0.29
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,766	32,813	32,910	32,786
Net income per share attributable to controlling interest	$0.07	$0.27	$0.03	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net income	$2,341	$8,947	$1,018	$9,445
Other comprehensive income
Securities available-for sale:
Unrealized security (loss) income arising during the period	(202)	419	(651)	689
Income tax (benefit) expense	(51)	105	(164)	173
Other comprehensive (loss) income	(151)	314	(487)	516
Comprehensive income	2,190	9,261	531	9,961
Comprehensive loss attributable to noncontrolling interest	(27)	(45)	(56)	(91)
Comprehensive income attributable to controlling interest	$2,217	$9,306	$587	$10,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended July 31, 2022
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 30, 2022	33,071	$95,515	$(1,002)	$130,868	$489	$(3,152)	$222,718
Issuance of common stock	292	166	—	—	—	—	166
Stock-based compensation	—	618	—	—	—	—	618
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(33)	—	(455)	—	—	—	(455)
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Net loss	—	—	—	(1,294)	—	(29)	(1,323)
Balance at May 1, 2022	33,329	$96,299	$(1,457)	$129,575	$153	$(3,181)	$221,389
Issuance of common stock	56	147	—	—	—	—	147
Stock-based compensation	—	656	—	—	—	—	656
Restricted stock forfeitures	(44)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(151)	—	(151)
Net income (loss)	—	—	—	2,368	—	(27)	2,341
Balance at July 31, 2022	33,341	$97,102	$(1,458)	$131,943	$2	$(3,208)	$224,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended August 1, 2021
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 31, 2021	32,841	$92,875	$(628)	$101,166	$48	$(3,000)	$190,461
Issuance of common stock	101	132	—	—	—	—	132
Stock-based compensation	—	371	—	—	—	—	371
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(24)	—	(358)	—	—	—	(358)
Other comprehensive income	—	—	—	—	202	—	202
Net income (loss)	—	—	—	544	—	(46)	498
Balance at May 2, 2021	32,917	$93,378	$(986)	$101,710	$250	$(3,046)	$191,306
Issuance of common stock	142	139	—	—	—	—	139
Stock-based compensation	—	563	—	—	—	—	563
Restricted stock forfeitures	(2)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(5)	—	—	—	(5)
Other comprehensive income	—	—	—	—	314	—	314
Net income (loss)	—	—	—	8,992	—	(45)	8,947
Balance at August 1, 2021	33,057	$94,080	$(991)	$110,702	$564	$(3,091)	$201,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	July 31, 2022	August 1, 2021
Cash flows from operating activities:
Net income	$1,018	$9,445
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,374	14,516
Stock based compensation	1,274	1,007
Deferred income taxes	27	(312)
Loss on disposal of property and equipment	23	67
Changes in operating assets and liabilities:
Receivables	(309)	(642)
Inventory	(41,827)	14,165
Prepaid expense & other current assets	86	(1,332)
Software hosting implementation costs, net	(529)	(1,220)
Deferred catalog costs	(25)	975
Trade accounts payable	9,549	2,889
Income taxes payable	(6,231)	(6,992)
Accrued expenses and deferred rent obligations	(18,974)	(4,908)
Other assets	(519)	(1,035)
Noncash lease impacts	(75)	(111)
Net cash (used in) provided by operating activities	(41,138)	26,512
Cash flows from investing activities:
Purchases of property and equipment	(18,814)	(4,984)
Principal receipts from available-for-sale security	79	71
Proceeds from disposals	8	55
Net cash used in investing activities	(18,727)	(4,858)
Cash flows from financing activities:
Proceeds from line of credit	—	5,000
Payments on line of credit	—	(5,000)
Payments on delayed draw term loan	—	(48,250)
Payments on TRI long term debt	(338)	(303)
Payments on finance lease obligations	(1,336)	(1,237)
Payments of tax withholding on vested restricted shares	(456)	(363)
Other	313	199
Net cash used in financing activities	(1,817)	(49,954)
Decrease in cash, cash equivalents	(61,682)	(28,300)
Cash and cash equivalents at beginning of period	77,051	47,221
Cash and cash equivalents at end of period	$15,369	$18,921
Supplemental disclosure of cash flow information:
Interest paid	$1,755	$2,519
Income taxes paid	$6,619	$10,461
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$2,236	$2,052

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2022 is a 52-week period and ends on January 29, 2023. Fiscal 2021 was a 52-week period and ended on January 30, 2022. The three months of fiscal 2022 and fiscal 2021 represent the Company’s 13-week periods ended July 31, 2022 and August 1, 2021, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended July 31, 2022 and August 1, 2021 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended July 31, 2022 and August 1, 2021. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 30, 2022.

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

D.    Impairment Analysis

As of July 31, 2022 and for the three and six months ended, no triggering events or indicators of asset impairment were noted.

E.    Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

inventories below cost. Inventory reserve for excess and obsolete items was $2.3 million and $1.0 million as of July 31, 2022 and January 30, 2022, respectively.

The reserve for retail inventory shrinkage is adjusted to reflect the trend of historical physical inventory count results. The Company performs its retail store physical inventory counts in July and the difference between actual and estimated shrinkage, recorded in Cost of goods sold, may cause fluctuations in second fiscal quarter results. Due to the timing of the inventory counts, an insignificant retail inventory shrinkage reserve was outstanding as of July 31, 2022, compared to $1.4 million as of January 30, 2022.

F.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	July 31, 2022	January 30, 2022
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,824	$2,235
Current software hosting implementation costs, net	1,942	1,475
Other prepaid expenses	13,075	13,623
Prepaid expenses & other current assets	$16,841	$17,333

Other assets, net
Goodwill	$402	$402
Intangible assets, net	459	246
Non-current software hosting implementation costs	3,885	2,949
Other assets, net	1,979	1,756
Other assets, net	$6,725	$5,353

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Six Months Ended
	of Operations	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$840	$840	$1,680	$1,678
Interest on lease liabilities	Interest expense	459	486	925	981
Total finance lease expense		$1,299	$1,326	$2,605	$2,659
Operating lease expense	Selling, general and administrative expenses	$4,717	$3,849	$9,106	$7,800
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321	642	649
Variable lease expense	Selling, general and administrative expenses	2,473	2,167	4,445	4,226
Total lease expense		$8,810	$7,663	$16,798	$15,334

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Six Months Ended
	July 31, 2022	August 1, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,336	$1,237
Operating cash flows from finance leases	$925	$981
Operating cash flows from operating leases	$9,166	$7,842

Weighted-average remaining lease term (in years):
Finance leases	12	12
Operating leases	8	9

Weighted-average discount rate:
Finance leases	4.4%	4.4%
Operating leases	4.1%	4.3%

Future minimum lease payments under the non-cancellable leases are as follows as of July 31, 2022:

Fiscal year	Finance	Operating
(in thousands)
2022 (remainder of fiscal year)	$2,263	$8,872
2023	4,551	17,919
2024	4,736	17,304
2025	5,098	16,554
2026	3,993	15,612
Thereafter	33,225	59,227
Total future minimum lease payments	$53,866	$135,488
Less – Discount	(12,233)	(21,058)
Lease liability	$41,633	$114,430

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	July 31, 2022	January 30, 2022
(in thousands)
TRI Senior Secured Note	$23,500	$23,801
TRI Note	3,500	3,500
	$27,000	$27,301
Less: current maturities	729	693
TRI long-term debt	$26,271	$26,608

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

On May 14, 2021, the Company terminated the Credit Agreement, and entered into a new credit agreement (the “New Credit Agreement”), which was treated as a modification for accounting purposes. The New Credit Agreement originally matured on May 14, 2026 and provided for borrowings of up to $150.0 million that were available under a revolving senior credit facility, with a $5.0 million sublimit for issuance of standby letters of credit, as well as a $10.0 million sublimit for swing line loans. At the Company’s option, the interest rate applicable to the revolving senior credit facility was a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.25% to 2.00% determined based on the Company’s rent adjusted leverage ratio, or (ii) the base rate plus the applicable rate of 0.25% to 1.00% based on the Company’s rent adjusted leverage ratio. The New Credit Agreement was secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the New Credit Agreement.

On July 8, 2022, the Company entered into the First Amendment to the New Credit Agreement (the “First Amendment”), which was treated as a modification for accounting purposes. The First Amendment amends the New Credit Agreement in order to (i) increase the revolving commitment from $150 million to $200 million; (ii) extend the maturity date from May 14, 2026 to July 8, 2027; (iii) amend the pricing index to replace BSBY with the Term Secured Overnight Financing Rate; and (iv) to reduce the commitment fee in some instances.

As of July 31, 2022 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants contained within the New Credit Agreement and the First Amendment.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 31, 2022	January 30, 2022
(in thousands)
Salaries and benefits	$3,928	$11,773
Deferred revenue	8,110	10,791
Freight	3,281	8,942
Product returns	4,160	5,439
Unpaid purchases of property & equipment	1,225	794
Accrued advertising	4,604	600
Other	3,653	9,165
Total accrued expenses and other current liabilities	$28,961	$47,504

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the six months ended July 31, 2022, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

July 31, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,821	$2	$—	$5,823

January 30, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,900	$654	$—	$6,554

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the six months ended July 31, 2022 or August 1, 2021.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of July 31, 2022.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$172	$172

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

After one year through five years	1,155	1,156
After five years through ten years	1,765	1,766
After ten years	2,729	2,729
Total	$5,821	$5,823

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	July 31, 2022		January 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$27,000	$24,701	$27,301	$27,804

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of July 31, 2022 and January 30, 2022.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of July 31, 2022 and January 30, 2022:

	July 31, 2022	January 30, 2022
(in thousands)
Cash	$30	$21
Property and equipment, net	23,870	24,180
Total assets	$23,900	$24,201

Other current liabilities	$108	$52
Current maturities of long-term debt	729	693
TRI Long-term debt	26,271	26,608
Noncontrolling interest in VIE	(3,208)	(3,152)
Total liabilities and shareholders' equity	$23,900	$24,201

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

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$2,368	$8,992	$1,074	$9,536
Denominator - weighted average shares (Class A and Class B)
Basic	32,766	32,624	32,732	32,582
Dilutive shares	—	189	178	204
Diluted	32,766	32,813	32,910	32,786
Earnings per share (Class A and Class B)
Basic	$0.07	$0.28	$0.03	$0.29
Diluted	$0.07	$0.27	$0.03	$0.29

The computation of diluted earnings per share excluded (0.1) million shares of unvested restricted stock for the three months ended July 31, 2022, because the inclusion of dilutive potential common shares outstanding would be anti-dilutive.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.7 million and $1.3 million for the three and six months ended July 31, 2022, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the six months ended July 31, 2022 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 30, 2022	405,334	$13.54
Granted	321,771	12.62
Vested	(124,352)	13.34
Forfeited	(44,435)	12.24
Outstanding at July 31, 2022	558,318	$13.21

At July 31, 2022, the Company had unrecognized compensation expense of $5.9 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.8 years.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31, 2022	January 30, 2022
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	48,795	48,093
Buildings	35,359	35,359
Vehicles	161	161
Warehouse equipment	17,661	17,735
Office equipment and furniture	53,811	53,607
Computer equipment	8,664	8,325
Software	36,203	34,207
	205,140	201,973
Accumulated depreciation and amortization	(108,080)	(97,473)
	97,060	104,500
Construction in progress	17,556	5,578
Property and equipment, net	$114,616	$110,078

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
(in thousands)
Direct-to-consumer	$85,321	$85,264	$163,001	$173,630
Stores	56,190	63,863	101,414	108,916
	$141,511	$149,127	$264,415	$282,546

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	July 31, 2022	January 30, 2022
(in thousands)
Contract assets	$1,824	$2,235
Contract liabilities	$8,110	$10,791

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

	July 31, 2022	August 1, 2021
(in thousands)
Balance as of beginning of period	$10,791	$9,788
Gift cards sold	4,034	4,171
Gift cards redeemed	(6,468)	(5,919)
Gift card breakage	(247)	(283)
Balance as of end of period	$8,110	$7,757

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 21% for the six months ended July 31, 2022 and 25% for the six months ended August 1, 2021. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as “CECL”. In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. On November 15, 2019, the FASB issued ASU No. 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815, and Leases (Topic 842),” (ASU 2019-10”), which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2019-10 amends the effective dates for ASU 2016-13 for smaller reporting companies with fiscal years beginning after December 15, 2022, and interim periods within those years. The Company expects to adopt ASU 2016-13 on January 30, 2023, the first day of the Company’s first quarter for the fiscal year ending January 28, 2024, the Company’s fiscal year 2023. The Company is evaluating the impact adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2022 is a 52-week period and ends on January 29, 2023. Fiscal 2021 was a 52-week period and ended on January 30, 2022. The three months of fiscal 2022 and fiscal 2021 represent our 13-week periods ended July 31, 2022 and August 1, 2021, respectively.

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

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of July 31, 2022, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales decreased by 5.1% over the prior year second quarter to $141.5 million, and net sales in the first six months of fiscal 2022 decreased by 6.4% over the first six months of the prior year to $264.4 million;

•Net income of $2.4 million in fiscal 2022 second quarter compared to the prior year second quarter net income of $9.0 million, and net income in the first six months of fiscal 2022 of $1.1 million compared to net income in the first six months of fiscal 2021 of $9.5 million; and

•Adjusted EBITDA decreased to $13.2 million in fiscal 2022 second quarter compared to the prior year second quarter Adjusted EBITDA of $21.4 million, and adjusted EBITDA in the first six months of fiscal 2022 of $21.1 million compared to $31.4 million over the first six months of the prior year.

See the “Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

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

Economic Conditions

In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place.

In addition to the COVID-19 pandemic, the United States economy has experienced high inflation during the first two quarters of 2022 and there are expectations in the market that inflation may remain at elevated levels.

The ultimate impact of COVID-19 and higher inflationary periods on our operational and financial performance still depends on future developments outside of our control. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand. We continue to actively evaluate all federal, state and local regulations to ensure compliance by our store operations.

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

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
(in thousands)
Net sales	$141,511	$149,127	$264,415	$282,546
Cost of goods sold (excluding depreciation and amortization)	65,903	67,701	121,744	134,577
Gross profit	75,608	81,426	142,671	147,969
Selling, general and administrative expenses	71,739	68,339	139,733	132,987
Operating income	3,869	13,087	2,938	14,982
Interest expense	879	1,182	1,755	2,490
Other income, net	78	56	124	72
Income before income taxes	3,068	11,961	1,307	12,564
Income tax expense	727	3,014	289	3,119
Net income	2,341	8,947	1,018	9,445
Less: Net loss attributable to noncontrolling interest	(27)	(45)	(56)	(91)
Net income attributable to controlling interest	$2,368	$8,992	$1,074	$9,536
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	46.6%	45.4%	46.0%	47.6%
Gross margin	53.4%	54.6%	54.0%	52.4%
Selling, general and administrative expenses	50.7%	45.8%	52.8%	47.1%
Operating income	2.7%	8.8%	1.1%	5.3%
Interest expense	0.6%	0.8%	0.7%	0.9%
Other income, net	-%	-%	-%	-%
Income before income taxes	2.2%	8.0%	0.5%	4.4%
Income tax expense	0.5%	2.0%	0.1%	1.1%
Net income	1.7%	6.0%	0.4%	3.3%
Less: Net loss attributable to noncontrolling interest	-%	-%	-%	-%
Net income attributable to controlling interest	1.7%	6.0%	0.4%	3.4%

Three Months Ended July 31, 2022 Compared to Three Months Ended August 1, 2021

Net Sales

Net sales decreased $7.6 million, or 5.1%, to $141.5 million in the three months ended July 31, 2022 compared to $149.1 million in the three months ended August 1, 2021. The decrease was primarily driven by slower store traffic, coupled with lower clearance sales as compared to the prior year.

Store market net sales decreased $6.7 million, or 6.3%, to $100.4 million in the three months ended July 31, 2022 compared to $107.1 million in the three months ended August 1, 2021. The decrease was also driven by slower store traffic compared to the prior year second quarter. Non-store market net sales decreased by $0.8 million, or 1.9%, to $39.9 million in the three months ended July 31, 2022 compared to $40.7 million in the three months ended August 1, 2021.

Gross Profit

Gross profit decreased $5.8 million, or 7.1%, to $75.6 million in the three months ended July 31, 2022 compared to $81.4 million in the three months ended August 1, 2021. As a percentage of net sales, gross margin decreased to 53.4% of net sales in the three months ended July 31, 2022, compared to 54.6% of net sales in the three months ended August 1, 2021. The decrease in gross margin was primarily driven by a $1.3 million inventory write down, which mostly consisted of product that was damaged while in-transit. Excluding the non-recurring inventory write down, gross margin would have been 54.4%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.4 million, or 5.0%, to $71.7 million in the three months ended July 31, 2022 compared to $68.3 million in the three months ended August 1, 2021. Selling, general and administrative expenses as a percentage of net sales increased to 50.7% in the three months ended July 31, 2022, compared to 45.8% in the three months ended August 1, 2021.

The increase in selling, general and administrative expense was primarily due to increased digital advertising to drive brand awareness and store traffic, investments in new headcount, as well as increased depreciation from continued capital investments.

Income Taxes

Income tax expense was $0.7 million in the three months ended July 31, 2022, compared to income tax expense of $3.0 million in the three months ended August 1, 2021. The effective tax rate related to controlling interest was 23% for the three months ended July 31, 2022 compared to 25% for the three months ended August 1, 2021.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $2.4 million, in the three months ended July 31, 2022 compared to net income of $9.0 million in the three months ended August 1, 2021, due to the factors discussed above.

Six Months Ended July 31, 2022 Compared to Six Months Ended August 1, 2021

Net Sales

Net sales decreased $18.1 million, or 6.4%, to $264.4 million in the six months ended July 31, 2022 compared to $282.6 million in the six months ended August 1, 2021. The decrease was primarily due to heavier promotions and clearance events in the prior year, coupled with slower store traffic in the current year.

Store market net sales decreased $11.5 million, or 5.8%, to $185.5 million in the six months ended July 31, 2022 compared to $197.0 million in the six months ended August 1, 2021. The decrease was also driven by slower store traffic compared to the prior year. Non-store market net sales decreased by $6.0 million, or 7.3%, to $76.6 million in the six months ended July 31, 2022 compared to $82.7 million in the six months ended August 1, 2021. The decrease was driven by a decrease in promotional events in the current year compared to the prior year.

Gross Profit

Gross profit decreased $5.3 million, or 3.6%, to $142.7 million in the six months ended July 31, 2022 compared to $148.0 million in the six months ended August 1, 2021. As a percentage of net sales, gross margin increased to 54.0% of net sales in the six months ended July 31, 2022, compared to 52.4% of net sales in the six months ended August 1, 2021. Excluding the aforementioned non-recurring inventory write down of $1.3 million during the second quarter, gross margin would have been 54.5%.

The increase in gross margin was driven by a higher mix of full price sales due to successfully dialing back promotional and clearance activity, particularly during the first quarter of the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.7 million, or 5.1%, to $139.7 million in the six months ended July 31, 2022 compared to $133.0 million in the six months ended August 1, 2021. Selling, general and administrative expenses as a percentage of net sales increased to 52.8% in the six months ended July 31, 2022, compared to 47.1% in the six months ended August 1, 2021.

The increase in selling, general and administrative expense was primarily due to investments in new headcount, increased depreciation from continued capital investments, as well as increased digital advertising expense.

Income Taxes

Income tax expense was $0.3 million in the six months ended July 31, 2022, compared to income tax expense of $3.1 million in the six months ended August 1, 2021. The effective tax rate related to controlling interest was 21% for the six months ended July 31, 2022 compared to 25% for the six months ended August 1, 2021.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $1.1 million, in the six months ended July 31, 2022 compared to net income of $9.5 million in the six months ended August 1, 2021, due to the factors discussed above.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
(in thousands)
Net income	$2,341	$8,947	$1,018	$9,445
Depreciation and amortization	7,854	7,242	15,374	14,516
Amortization of internal-use software hosting
subscription implementation costs	787	405	1,420	774
Interest expense	879	1,182	1,755	2,490
Income tax expense	727	3,014	289	3,119
EBITDA	$12,588	$20,790	$19,856	$30,344
Stock based compensation	656	637	1,274	1,007
Adjusted EBITDA	$13,244	$21,427	$21,130	$31,351

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $8.2 million to $13.2 million in the three months ended July 31, 2022 compared to $21.4 million in the three months ended August 1, 2021. As a percentage of net sales, Adjusted EBITDA decreased to 9.4% of net sales in the three months ended July 31, 2022 compared to 14.4% of net sales in the three months ended August 1, 2021.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $10.3 million to $21.1 million in the six months ended July 31, 2022 compared to $31.4 million in the six months ended August 1, 2021. As a percentage of net sales, Adjusted EBITDA decreased to 8.0% of net sales in the six months ended July 31, 2022 compared to 11.1% of net sales in the six months ended August 1, 2021.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At July 31, 2022, our net working capital was $102.4 million, including $15.4 million of cash and cash equivalents.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	July 31, 2022	August 1, 2021
(in thousands)
Net cash (used in) provided by operating activities	$(41,138)	$26,512
Net cash used in investing activities	(18,727)	(4,858)
Net cash used in financing activities	(1,817)	(49,954)
Decrease in cash, cash equivalents	$(61,682)	$(28,300)

Net Cash (Used in) Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the six months ended July 31, 2022, net cash used in operating activities was $41.1 million, which primarily consisted of cash used in operating assets and liabilities of $58.9 million. The cash used in operating assets and liabilities of $58.9 million was primarily due to a $41.8 million increase in inventory and a $19.0 million decrease in accrued expenses, partially offset by a $9.5 million increase in trade accounts payable.

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

For the six months ended July 31, 2022, net cash used in investing activities was $18.7 million and was primarily driven by capital expenditures of $18.8 million for new investments in the distribution network and information technology.

For the six months ended August 1, 2021, net cash used in investing activities was $4.9 million and was primarily driven by capital expenditures of $5.0 million for new investments in the distribution network and information technology.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debt, as well as payments on finance lease obligations.

For the six months ended July 31, 2022, net cash used in financing activities was $1.8 million, primarily consisting of payments on finance lease obligations.

For the six months ended August 1, 2021, net cash used in financing activities was $50.0 million, primarily consisting of the full paydown of the Company’s bank debt.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended July 31, 2022, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended July 31, 2022.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
May 2, 2022 - May 29, 2022	—	$—	—	$—
May 30, 2022 - July 3, 2022	365	10.38	—	—
July 4, 2022 - July 31, 2022	—	—	—	—
Total	365	$10.38	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1

First Amendment, dated as of July 8, 2022, among Duluth Holdings Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, BofA Securities, Inc., as a Joint Lead Arranger and Sole Bookrunner, and Keybanc Capital Markets Inc., as a Joint Lead Arranger, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K date July 8, 2022.

10.2	Offer Letter Dated July 27, 2022 by and between Albert J. Sutera and Duluth Holdings Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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

Date: September 2, 2022
DULUTH HOLDINGS INC. (Registrant)
/s/ David Loretta
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)