Form 10-Q
period 2022-10-30
DULUTH HOLDINGS INC.
filed 2022-12-02
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2022

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of November 30, 2022, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of November 30, 2022, was 30,058,505.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED October 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	October 30, 2022	January 30, 2022	October 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$9,407	$77,051	$19,753
Receivables	6,466	5,455	5,133
Income tax receivable	1,452	—	605
Inventory, less reserves of $1,479, $2,372, and $1,439, respectively	204,717	122,672	165,078
Prepaid expenses & other current assets	17,964	17,333	14,787
Prepaid catalog costs	11	10	635
Total current assets	240,017	222,521	205,991
Property and equipment, net	112,800	110,078	114,579
Operating lease right-of-use assets	135,164	120,911	124,164
Finance lease right-of-use assets, net	47,938	50,133	50,866
Available-for-sale security	5,285	6,554	6,598
Other assets, net	6,446	5,353	5,382
Total assets	$547,650	$515,550	$507,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	October 30, 2022	January 30, 2022	October 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$77,842	$45,402	$59,157
Accrued expenses and other current liabilities	34,795	47,504	41,832
Income taxes payable	—	6,814	—
Current portion of operating lease liabilities	15,095	12,882	12,362
Current portion of finance lease liabilities	2,802	2,701	2,679
Duluth line of credit	10,000	—	—
Current maturities of TRI long-term debt	749	693	675
Total current liabilities	141,283	115,996	116,705
Operating lease liabilities, less current maturities	120,908	107,094	110,370
Finance lease liabilities, less current maturities	38,151	40,267	40,954
TRI long-term debt, less current maturities	26,099	26,608	26,773
Deferred tax liabilities	2,572	2,867	8,092
Total liabilities	329,013	292,832	302,894
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of October 30, 2022, January 30, 2022 and October 31, 2021	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of October 30, 2022, January 30, 2022 and October 31, 2021	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 30,167 shares issued and 30,055 shares outstanding as of October 30, 2022, 29,786 shares issued and 29,707 shares outstanding as of January 30, 2022 and 29,782 shares issued and 29,703 shares outstanding as of October 31, 2021	—	—
Treasury stock, at cost; 112, 79 and 79 shares as of October 30, 2022, January 30, 2022 and October 31, 2021, respectively	(1,459)	(1,002)	(998)
Capital stock	97,977	95,515	94,815
Retained earnings	125,725	130,868	113,509
Accumulated other comprehensive income	(372)	489	494
Total shareholders' equity of Duluth Holdings Inc.	221,871	225,870	207,820
Noncontrolling interest	(3,234)	(3,152)	(3,134)
Total shareholders' equity	218,637	222,718	204,686
Total liabilities and shareholders' equity	$547,650	$515,550	$507,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales	$147,126	$145,277	$411,541	$427,823
Cost of goods sold (excluding depreciation and amortization)	70,205	61,627	191,949	196,204
Gross profit	76,921	83,650	219,592	231,619
Selling, general and administrative expenses	84,311	78,792	224,044	211,779
Operating (loss) income	(7,390)	4,858	(4,452)	19,840
Interest expense	968	900	2,723	3,390
Other income (loss), net	56	(265)	180	(193)
(Loss) income before income taxes	(8,302)	3,693	(6,995)	16,257
Income tax (benefit) expense	(2,059)	930	(1,770)	4,048
Net (loss) income	(6,243)	2,763	(5,225)	12,209
Less: Net loss attributable to noncontrolling interest	(26)	(43)	(82)	(134)
Net (loss) income attributable to controlling interest	$(6,217)	$2,806	$(5,143)	$12,343
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,792	32,649	32,759	32,605
Net (loss) income per share attributable to controlling interest	$(0.19)	$0.09	$(0.16)	$0.38
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,792	32,761	32,759	32,825
Net (loss) income per share attributable to controlling interest	$(0.19)	$0.09	$(0.16)	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net (loss) income	$(6,243)	$2,763	$(5,225)	$12,209
Other comprehensive income
Securities available-for sale:
Unrealized security (loss) income arising during the period	(498)	(94)	(1,149)	595
Income tax (benefit) expense	(124)	(24)	(288)	149
Other comprehensive (loss) income	(374)	(70)	(861)	446
Comprehensive (loss) income	(6,617)	2,693	(6,086)	12,655
Comprehensive loss attributable to noncontrolling interest	(26)	(43)	(82)	(134)
Comprehensive income attributable to controlling interest	$(6,591)	$2,736	$(6,004)	$12,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended October 30, 2022
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income (loss)	entity	equity
Balance at January 30, 2022	33,071	$95,515	$(1,002)	$130,868	$489	$(3,152)	$222,718
Issuance of common stock	292	166	—	—	—	—	166
Stock-based compensation	—	618	—	—	—	—	618
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(33)	—	(455)	—	—	—	(455)
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Net loss	—	—	—	(1,294)	—	(29)	(1,323)
Balance at May 1, 2022	33,329	$96,299	$(1,457)	$129,574	$153	$(3,181)	$221,388
Issuance of common stock	56	147	—	—	—	—	147
Stock-based compensation	—	656	—	—	—	—	656
Restricted stock forfeitures	(44)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(151)	—	(151)
Net income (loss)	—	—	—	2,368	—	(27)	2,341
Balance at July 31, 2022	33,341	$97,102	$(1,458)	$131,942	$2	$(3,208)	$224,380
Issuance of common stock	79	149	—	—	—	—	149
Stock-based compensation	—	726	—	—	—	—	726
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive income	—	—	—	—	(374)	—	(374)
Net loss	—	—	—	(6,217)	—	(26)	(6,243)
Balance at October 30, 2022	33,419	$97,977	$(1,459)	$125,725	$(372)	$(3,234)	$218,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended October 31, 2021
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 31, 2021	32,841	$92,875	$(628)	$101,166	$48	$(3,000)	$190,461
Issuance of common stock	101	132	—	—	—	—	132
Stock-based compensation	—	371	—	—	—	—	371
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(24)	—	(358)	—	—	—	(358)
Other comprehensive income	—	—	—	—	202	—	202
Net income (loss)	—	—	—	544	—	(46)	498
Balance at May 2, 2021	32,917	$93,378	$(986)	$101,710	$250	$(3,046)	$191,306
Issuance of common stock	142	139	—	—	—	—	139
Stock-based compensation	—	563	—	—	—	—	563
Restricted stock forfeitures	(2)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(5)	—	—	—	(5)
Other comprehensive income	—	—	—	—	314	—	314
Net income (loss)	—	—	—	8,992	—	(45)	8,947
Balance at August 1, 2021	33,057	$94,080	$(991)	$110,702	$564	$(3,091)	$201,264
Issuance of common stock	13	171	—	—	—	—	171
Stock-based compensation	—	564	—	—	—	—	564
Restricted stock forfeitures	(2)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(1)	—	(7)	—	—	—	(7)
Other comprehensive loss	—	—	—	—	(70)	—	(70)
Net income (loss)	—	—	—	2,807	—	(43)	2,764
Balance at October 31, 2021	33,067	$94,815	$(998)	$113,509	$494	$(3,134)	$204,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	October 30, 2022	October 31, 2021
Cash flows from operating activities:
Net (loss) income	$(5,225)	$12,209
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,946	21,822
Stock based compensation	2,000	1,612
Deferred income taxes	(8)	(257)
Loss on disposal of property and equipment	40	404
Changes in operating assets and liabilities:
Receivables	(1,011)	(2,863)
Income taxes receivable	(1,452)	(605)
Inventory	(82,045)	(16,026)
Prepaid expense & other current assets	(1,107)	(1,571)
Software hosting implementation costs, net	(318)	(2,939)
Deferred catalog costs	(1)	379
Trade accounts payable	34,719	24,944
Income taxes payable	(6,814)	(7,579)
Accrued expenses and deferred rent obligations	(13,377)	4,117
Other assets	(436)	(918)
Noncash lease impacts	1,081	29
Net cash (used in) provided by operating activities	(51,008)	32,758
Cash flows from investing activities:
Purchases of property and equipment	(24,245)	(9,108)
Principal receipts from available-for-sale security	120	108
Proceeds from disposals	8	55
Net cash used in investing activities	(24,117)	(8,945)
Cash flows from financing activities:
Proceeds from line of credit	10,000	5,000
Payments on line of credit	—	(5,000)
Payments on delayed draw term loan	—	(48,250)
Payments on TRI long term debt	(509)	(457)
Payments on finance lease obligations	(2,015)	(1,894)
Payments of tax withholding on vested restricted shares	(457)	(370)
Other	462	327
Net cash provided by (used in) financing activities	7,481	(50,644)
Decrease in cash and cash equivalents	(67,644)	(26,831)
Cash and cash equivalents at beginning of period	77,051	47,221
Cash and cash equivalents at end of period	$9,407	$20,390
Supplemental disclosure of cash flow information:
Interest paid	$2,723	$3,328
Income taxes paid	$6,626	$12,585
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,540	$2,518

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2022 is a 52-week period and ends on January 29, 2023. Fiscal 2021 was a 52-week period and ended on January 30, 2022. The three months of fiscal 2022 and fiscal 2021 represent the Company’s 13-week periods ended October 30, 2022 and October 31, 2021, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended October 30, 2022 and October 31, 2021 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended October 30, 2022 and October 31, 2021. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 30, 2022.

C.    Impairment Analysis

As of October 30, 2022 and for the three and nine months ended, no triggering events or indicators of asset impairment were noted.

D.    Inventory

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

E.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	October 30, 2022	January 30, 2022
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,292	$2,235
Current software hosting implementation costs, net	1,872	1,475
Other prepaid expenses	13,800	13,623
Prepaid expenses & other current assets	$17,964	$17,333

Other assets, net
Goodwill	$402	$402
Intangible assets, net	455	246
Non-current software hosting implementation costs	3,744	2,949
Other assets, net	1,845	1,756
Other assets, net	$6,446	$5,353

F.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year due to increased sales during the holiday season.

G.    Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

H.    Significant Accounting Policies

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Nine Months Ended
	of Operations	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$840	$840	$2,520	$2,518
Interest on lease liabilities	Interest expense	452	479	1,377	1,460
Total finance lease expense		$1,292	$1,319	$3,897	$3,978
Operating lease expense	Selling, general and administrative expenses	$5,045	$4,806	$14,151	$12,606
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321	963	970
Variable lease expense	Selling, general and administrative expenses	2,634	2,141	7,079	6,367
Total lease expense		$9,292	$8,587	$26,090	$23,921

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Nine Months Ended
	October 30, 2022	October 31, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,015	$1,894
Operating cash flows from finance leases	$1,377	$1,460
Operating cash flows from operating leases	$13,577	$11,774

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	—	—
Operating leases	24,028	12,547

Weighted-average remaining lease term (in years):
Finance leases	11	12
Operating leases	8	9

Weighted-average discount rate:
Finance leases	4.4%	4.4%
Operating leases	4.1%	4.1%

Future minimum lease payments under the non-cancellable leases are as follows as of October 30, 2022:

Fiscal year	Finance	Operating
(in thousands)
2022 (remainder of fiscal year)	$1,132	$4,899
2023	4,551	20,604
2024	4,736	20,070
2025	5,098	19,403
2026	3,993	18,546
Thereafter	33,224	78,180
Total future minimum lease payments	$52,734	$161,702
Less – Discount	(11,781)	(25,699)
Lease liability	$40,953	$136,003

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	October 30, 2022	January 30, 2022
(in thousands)
TRI Senior Secured Note	$23,348	$23,801
TRI Note	3,500	3,500
	$26,848	$27,301
Less: current maturities	749	693
TRI long-term debt	$26,099	$26,608

Duluth Line of credit	$10,000	$—
	$10,000	$—
Less: current maturities	10,000	—
Duluth long-term debt	$—	$—

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 30, 2022 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants contained within the New Credit Agreement and the First Amendment.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 30, 2022	January 30, 2022
(in thousands)
Salaries and benefits	$5,958	$11,773
Deferred revenue	7,495	10,791
Freight	4,992	8,942
Product returns	5,156	5,439
Unpaid purchases of property & equipment	1,462	794
Accrued advertising	7,920	600
Other	1,812	9,165
Total accrued expenses and other current liabilities	$34,795	$47,504

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

The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the nine months ended October 30, 2022, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

October 30, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,780	$—	$495	$5,285

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

January 30, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,900	$654	$—	$6,554

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the nine months ended October 30, 2022 or October 31, 2021.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of October 30, 2022.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$177	$146
After one year through five years	1,181	1,026
After five years through ten years	1,800	1,645
After ten years	2,622	2,468
Total	$5,780	$5,285

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	October 30, 2022		January 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$26,848	$24,885	$27,301	$27,804

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of October 30, 2022 and January 30, 2022.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

primary beneficiary, it consolidates TRI and the lease is eliminated in consolidation. The Company does not consolidate the trust as the Company is not the primary beneficiary.

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of October 30, 2022 and January 30, 2022:

	October 30, 2022	January 30, 2022
(in thousands)
Cash	$33	$21
Property and equipment, net	23,715	24,180
Total assets	$23,748	$24,201

Other current liabilities	$134	$52
Current maturities of long-term debt	749	693
TRI Long-term debt	26,099	26,608
Noncontrolling interest in VIE	(3,234)	(3,152)
Total liabilities and shareholders' equity	$23,748	$24,201

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

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$(6,217)	$2,806	$(5,143)	$12,343
Denominator - weighted average shares (Class A and Class B)
Basic	32,792	32,649	32,759	32,605
Dilutive shares	—	112	—	220
Diluted	32,792	32,761	32,759	32,825
Earnings per share (Class A and Class B)
Basic	$(0.19)	$0.09	$(0.16)	$0.38
Diluted	$(0.19)	$0.09	$(0.16)	$0.38

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.7 million and $2.0 million for the three and nine months ended October 30, 2022, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the nine months ended October 30, 2022 is as follows:

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 30, 2022	405,334	$13.54
Granted	379,990	12.16
Vested	(124,551)	13.43
Forfeited	(45,036)	12.29
Outstanding at October 30, 2022	615,737	$12.88

At October 30, 2022, the Company had unrecognized compensation expense of $5.7 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.5 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 30, 2022	January 30, 2022
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	48,318	48,093
Buildings	36,176	35,359
Vehicles	161	161
Warehouse equipment	24,157	17,735
Office equipment and furniture	53,989	53,607
Computer equipment	9,292	8,325
Software	36,568	34,207
	213,147	201,973
Accumulated depreciation and amortization	(114,462)	(97,473)
	98,685	104,500
Construction in progress	14,115	5,578
Property and equipment, net	$112,800	$110,078

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
(in thousands)
Direct-to-consumer	$90,999	$85,200	$254,000	$258,830
Stores	56,127	60,077	157,541	168,993
	$147,126	$145,277	$411,541	$427,823

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	October 30, 2022	January 30, 2022
(in thousands)
Contract assets	$2,292	$2,235
Contract liabilities	$7,495	$10,791

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

	October 30, 2022	October 31, 2021
(in thousands)
Balance as of beginning of period	$10,791	$9,788
Gift cards sold	5,731	6,097
Gift cards redeemed	(8,720)	(8,112)
Gift card breakage	(307)	(373)
Balance as of end of period	$7,495	$7,400

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 25% and 26% for the three and nine months ended October 30, 2022, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2022 is a 52-week period and ends on January 29, 2023. Fiscal 2021 was a 52-week period and ended on January 30, 2022. The three months of fiscal 2022 and fiscal 2021 represent our 13-week periods ended October 30, 2022 and October 31, 2021, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2021 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the impact of inflation on our results of operations; the prolonged effects of COVID-19 on store traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand image; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of a maturing store portfolio; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold due to global market constraints; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclosed in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of October 30, 2022, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales increased by 1.3% over the prior year third quarter to $147.1 million, and net sales in the first nine months of fiscal 2022 decreased by 3.8% over the first nine months of the prior year to $411.5 million;

•Net loss of $6.2 million in fiscal 2022 third quarter compared to the prior year third quarter net income of $2.8 million, and net loss in the first nine months of fiscal 2022 of $5.2 million compared to net income in the first nine months of fiscal 2021 of $12.2 million; and

•Adjusted EBITDA decreased to $1.7 million in fiscal 2022 third quarter compared to the prior year third quarter Adjusted EBITDA of $13.0 million, and adjusted EBITDA in the first nine months of fiscal 2022 of $22.9 million compared to $44.3 million over the first nine months of the prior year.

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

Economic Conditions

In addition to the COVID-19 pandemic, the United States economy has experienced high inflation during the first three quarters of 2022 and there are expectations in the market that inflation may remain at elevated levels.

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

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
(in thousands)
Net sales	$147,126	$145,277	$411,541	$427,823
Cost of goods sold (excluding depreciation and amortization)	70,205	61,627	191,949	196,204
Gross profit	76,921	83,650	219,592	231,619
Selling, general and administrative expenses	84,311	78,792	224,044	211,779
Operating (loss) income	(7,390)	4,858	(4,452)	19,840
Interest expense	968	900	2,723	3,390
Other income (loss), net	56	(265)	180	(193)
(Loss) income before income taxes	(8,302)	3,693	(6,995)	16,257
Income tax (benefit) expense	(2,059)	930	(1,770)	4,048
Net (loss) income	(6,243)	2,763	(5,225)	12,209
Less: Net loss attributable to noncontrolling interest	(26)	(43)	(82)	(134)
Net (loss) income attributable to controlling interest	$(6,217)	$2,806	$(5,143)	$12,343
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	47.7%	42.4%	46.6%	45.9%
Gross margin	52.3%	57.6%	53.4%	54.1%
Selling, general and administrative expenses	57.3%	54.2%	54.4%	49.5%
Operating (loss) income	(5.0)%	3.3%	(1.1)%	4.6%
Interest expense	0.7%	0.6%	0.7%	0.8%
Other income (loss), net	-%	-%	-%	-%
(Loss) income before income taxes	(5.6)%	2.5%	(1.7)%	3.8%
Income tax (benefit) expense	(1.4)%	0.6%	(0.4)%	0.9%
Net (loss) income	(4.2)%	1.9%	(1.3)%	2.9%
Less: Net loss attributable to noncontrolling interest	-%	-%	-%	-%
Net (loss) income attributable to controlling interest	(4.2)%	1.9%	(1.2)%	2.9%

Three Months Ended October 30, 2022 Compared to Three Months Ended October 31, 2021

Net Sales

Net sales increased $1.8 million, or 1.3%, to $147.1 million in the three months ended October 30, 2022 compared to $145.3 million in the three months ended October 31, 2021.

Store market net sales increased $0.8 million, or 0.8%, to $103.8 million in the three months ended October 30, 2022 compared to $103.0 million in the three months ended October 31, 2021. Non-store market net sales increased by $1.2 million, or 2.9%, to $42.3 million in the three months ended October 30, 2022 compared to $41.1 million in the three months ended October 31, 2021.

Gross Profit

Gross profit decreased $6.7 million, or 8.0%, to $76.9 million in the three months ended October 30, 2022 compared to $83.6 million in the three months ended October 31, 2021. As a percentage of net sales, gross margin decreased to 52.3% of net sales in the three months ended October 30, 2022, compared to 57.6% of net sales in the three months ended October 31, 2021. The decrease in gross margin was primarily driven by a higher mix of promotional sales during the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.5 million, or 7.0%, to $84.3 million in the three months ended October 30, 2022 compared to $78.8 million in the three months ended October 31, 2021. Selling, general and administrative expenses as a percentage of net sales increased to 57.3% in the three months ended October 30, 2022, compared to 54.2% in the three months ended October 31, 2021.

The increase in selling, general and administrative expense was primarily due to increased digital advertising to drive brand awareness and store traffic, as well as increased depreciation from continued capital investments.

Income Taxes

Income tax benefit was $2.1 million in the three months ended October 30, 2022, compared to income tax expense of $0.9 million in the three months ended October 31, 2021. The effective tax rate related to controlling interest was 25% for the three months ended October 30, 2022 compared to 25% for the three months ended October 31, 2021.

Net (Loss) Income Attributable to Controlling Interest

Net loss attributable to controlling interest was $6.2 million, in the three months ended October 30, 2022 compared to net income of $2.8 million in the three months ended October 31, 2021, due to the factors discussed above.

Nine Months Ended October 30, 2022 Compared to Nine Months Ended October 31, 2021

Net Sales

Net sales decreased $16.3 million, or 3.8%, to $411.5 million in the nine months ended October 30, 2022 compared to $427.8 million in the nine months ended October 31, 2021. The decrease was primarily driven by continued slower store traffic, partially offset by increased promotional activity, particularly during the current quarter.

Store market net sales decreased $10.7 million, or 3.6%, to $289.3 million in the nine months ended October 30, 2022 compared to $300.0 million in the nine months ended October 31, 2021. Non-store market net sales decreased by $4.8 million, or 3.9%, to $118.9 million in the nine months ended October 30, 2022 compared to $123.7 million in the nine months ended October 31, 2021.

Gross Profit

Gross profit decreased $12.0 million, or 5.2%, to $219.6 million in the nine months ended October 30, 2022 compared to $231.6 million in the nine months ended October 31, 2021. As a percentage of net sales, gross margin decreased to 53.4% of net sales in the nine months ended October 30, 2022, compared to 54.1% of net sales in the nine months ended October 31, 2021.

The decrease in gross margin was driven by a higher mix of promotional sales during the second and third quarters of the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.3 million, or 5.8%, to $224.0 million in the nine months ended October 30, 2022 compared to $211.8 million in the nine months ended October 31, 2021. Selling, general and administrative expenses as a percentage of net sales increased to 54.4% in the nine months ended October 30, 2022, compared to 49.5% in the nine months ended October 31, 2021.

The increase in selling, general and administrative expense was primarily due to current year new headcounts, as well as increased depreciation from continued capital investments.

Income Taxes

Income tax benefit was $1.8 million in the nine months ended October 30, 2022, compared to income tax expense of $4.0 million in the nine months ended October 31, 2021. The effective tax rate related to controlling interest was 26% for the nine months ended October 30, 2022 compared to 25% for the nine months ended October 31, 2021.

Net (Loss) Income Attributable to Controlling Interest

Net loss attributable to controlling interest was $5.1 million, in the nine months ended October 30, 2022 compared to net income of $12.3 million in the nine months ended October 31, 2021, due to the factors discussed above.

Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
(in thousands)
Net (loss) income	$(6,243)	$2,763	$(5,225)	$12,209
Depreciation and amortization	7,572	7,306	22,946	21,822
Amortization of internal-use software hosting
subscription implementation costs	783	478	2,203	1,252
Interest expense	968	900	2,723	3,390
Income tax (benefit) expense	(2,059)	930	(1,770)	4,048
EBITDA	$1,021	$12,377	$20,877	$42,721
Stock based compensation	726	605	2,000	1,612
Adjusted EBITDA	$1,747	$12,982	$22,877	$44,333

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $11.3 million to $1.7 million in the three months ended October 30, 2022 compared to $13.0 million in the three months ended October 31, 2021. As a percentage of net sales, Adjusted EBITDA decreased to 1.2% of net sales in the three months ended October 30, 2022 compared to 8.9% of net sales in the three months ended October 31, 2021.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $21.4 million to $22.9 million in the nine months ended October 30, 2022 compared to $44.3 million in the nine months ended October 31, 2021. As a percentage of net sales, Adjusted EBITDA decreased to 5.6% of net sales in the nine months ended October 30, 2022 compared to 10.4% of net sales in the nine months ended October 31, 2021.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At October 30, 2022, our net working capital was $98.7 million, including $9.4 million of cash and cash equivalents.

We expect to spend approximately $35.0 million in fiscal 2022 on capital expenditures, inclusive of software hosting implementation costs, primarily due to investments in logistics optimization, including investments in the fulfillment network and information technology. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	October 30, 2022	October 31, 2021
(in thousands)
Net cash (used in) provided by operating activities	$(51,008)	$32,758
Net cash used in investing activities	(24,117)	(8,945)
Net cash provided by (used in) financing activities	7,481	(50,644)
Decrease in cash and cash equivalents	$(67,644)	$(26,831)

Net Cash (Used in) Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the nine months ended October 30, 2022, net cash used in operating activities was $51.0 million, which primarily consisted of cash used in operating assets and liabilities of $70.8 million. The cash used in operating assets and liabilities of $70.8 million was primarily due to a $82.0 million increase in inventory and a $13.4 million decrease in accrued expenses, partially offset by a $34.7 million increase in trade accounts payable.

For the nine months ended October 31, 2021, net cash provided by operating activities was $32.8 million, which primarily consisted of net income of $12.2 million, non-cash depreciation and amortization of $21.8 million, and cash used in operating assets and liabilities of $3.0 million. The cash used in operating assets and liabilities of $3.0 million primarily consisted of a $16.0 million increase in inventory and a $7.6 million decrease in income taxes payable, partially offset by a $4.1 million increase in accrued expenses and a $24.9 million increase in trade accounts payable.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to investments in infrastructure and information technology.

For the nine months ended October 30, 2022, net cash used in investing activities was $24.1 million and was primarily driven by new investments in the fulfillment network and information technology.

For the nine months ended October 31, 2021, net cash used in investing activities was $8.9 million and was primarily driven by investments in a new fulfillment center, one new retail store, as well as information technology.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debt, as well as payments on finance lease obligations.

For the nine months ended October 30, 2022, net cash provided by financing activities was $7.5 million, primarily consisting of $10.0 million in borrowings under our revolving line of credit, partially offset by payments on finance lease obligations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended October 30, 2022, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended October 30, 2022.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
August 1, 2022 - August 28, 2022	135	$8.99	—	$—
August 29, 2022 - October 2, 2022	64	7.07	—	—
October 3, 2022 - October 30, 2022	—	—	—	—
Total	199	$8.37	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2022 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 2, 2022
DULUTH HOLDINGS INC. (Registrant)
/s/ David Loretta
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)