Form 10-K
period 2023-01-29
DULUTH HOLDINGS INC.
filed 2023-03-17
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $113.1 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2022).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of March 15, 2023, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of March 15, 2023 was 30,061,661.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of January 29, 2023 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•prolonged effects of economic uncertainties on store traffic and disruptions to our distribution network, supply chains and operations;

•our ability to maintain and enhance a strong brand and sub-brand image;

•adapting to declines in consumer confidence, inflation and decreases in consumer spending;

•effectively adapting to new challenges associated with our expansion into new geographic markets;

•our ability to meet customer delivery time expectations;

•natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events;

•generating adequate cash from our existing stores and direct sales to support our growth;

•the impact of changes in corporate tax regulations and sales tax;

•identifying and responding to new and changing customer preferences;

•the success of the locations in which our stores are located;

•our inability to deploy marketing tactics to strengthen brand awareness and attract new customers in a cost effective manner;

•our ability to successfully open new stores;

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

•disruptions in our supply chain and fulfillment centers;

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

•our failure to maintain adequate internal controls over our financial and management systems; and

•acquisition, disposition, and development risks.

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

The following discussion contains references to fiscal years 2022 and 2021, which refer to our fiscal years ended January 29, 2023 and January 30, 2022, respectively. Fiscal years 2022 and 2021 were 52-week periods.

Duluth Trading is a lifestyle brand of men’s and women’s casual wear, workwear and accessories primarily sold through our own omnichannel platform. We offer products nationwide through our website. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 29, 2023, we operated 62 retail stores and three outlet stores.

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

From what began as an idea aimed at those working in the building trades, Duluth Trading has become a widely recognized brand and proprietary line of innovative and functional apparel and gear. We have created strong brand awareness and built a loyal customer base. We believe the foundation of our success is our culture of “poking average in the eye” by seeing things for what they could be and should be and finding a way to make them exactly that, and we like to do it all with a big, toothy grin.

Our Growth Strategies

In 2021, the Company completed a comprehensive review of current operations, logistics networks, marketing and technology capabilities, and unique brands and products. The Company formulated the “Big Dam Blueprint”, which management believes will unlock the Company’s full potential for long-term, sustainable grow growth.

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

•Evolve the Company’s multi-brand platform as a new pathway to grow the business. Create unique brand positions, across men’s and women’s, for Duluth, AKHG and Buck Naked to address customer needs for various occasions including work, outdoor recreation, casual lifestyle, and first layer. Invest in the evolution of the Duluth Trading platform to enable the integration of new brands, expand our offerings and broaden our customer base.

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

Retail Store Environment

Our retail stores are designed to bring our brand to life by creating a unique and entertaining experience, including engaging sales associates, a compelling and complete product assortment, and custom made fixtures to fit our brand. We also showcase unique attractions at each retail store that celebrate the heritage of the local area, such as the tool museum in our Mt. Horeb, Wisconsin store and the “Exploded Tractor” exhibit in our Ankeny, Iowa store. We believe these local community elements help promote customer loyalty and drive repeat purchases.

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

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors. In fiscal 2022, 56% of our purchases came from our largest supplier, an agent partner in Hong Kong who manages multiple factories across Asia and Latin America, including Vietnam, Indonesia, Cambodia, Bangladesh, Pakistan, China, Mexico and Egypt. We believe sourcing inventory through these agents allows us to leverage the agents’ purchasing power with multiple factories, as well as transportation and logistics capabilities, allowing our internal team to focus on our core competencies of product development, storytelling and serving customers, rather than factory and mill management or logistics.

Our sourcing strategy focuses on identifying and employing vendors that provide quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with our third-party agent partners. All of our products are produced according to our specifications, and we require all of our manufacturers to adhere to strict regulatory compliance and standards of conduct. We seek to ensure the consistent quality by employing Duluth Trading-certified factory auditors to selectively examine pre-production samples, conduct periodic site visits to certain of our vendors’ production facilities and inspect inbound shipments at our fulfillment centers.

Fulfillment Centers

We operate fulfillment centers located in Belleville, Wisconsin, Dubuque, Iowa and Salt Lake City, Utah. We also have a fulfillment center in Adairsville, Georgia with operations scheduled to begin in fiscal 2023. The approximate square footage of each facility is included in Item 2 of Part I of this report.

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

Employees

As of January 29, 2023, we employed 964 full-time and 1,582 part-time and flexible part-time employees, 1,539 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

Our business experiences seasonal fluctuations. Our net sales and net income are generally highest in the fourth fiscal quarter, which includes the holiday sales period. The following table presents net sales and net income for the fourth quarter as a percentage of the fiscal year.

	4Q	4Q Net Sales	4Q	4Q Net Income
Fiscal Year	Net Sales	% of Fiscal year	Net Income	% of Fiscal Year
(in thousands)
2022	$241,766	37.0%	$7,447	323.2%
2021	$270,761	38.8%	$17,359	58.4%

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

Our business depends on our ability to maintain strong brands and sub brands. We may not be able to maintain and enhance the Duluth Trading brands if we receive unfavorable complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

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

The success of our direct-to-consumer channel depends on customers’ use of our digital platform, including our website, and response to digital marketing; if our overall marketing strategies are not successful, including our maintenance of a robust customer list and ability to effectively customize our marketing efforts based on understanding customers preferences, our business and results of operations could be materially adversely affected.

The level of customer traffic and volume of customer purchases through our direct-to-consumer channel is substantially dependent on our ability to provide a content-rich and user-friendly website, a fun, easy and hassle-free customer experience and reliable delivery of our products. If we are unable to maintain and increase customers’ use of our e-commerce platform, including our website, and the volume of purchases decline, our business and results of operations could be adversely affected.

Customer response to our digital marketing is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom our digital marketing is directed and our catalogs are sent. Our maintenance of a robust customer list, which we believe includes desirable demographic characteristics for the products we offer, has also been a key component of our overall strategy. If the performance of our website and email declines, or if our overall marketing strategy is not successful, our business, results of operations and stock price could be adversely affected.

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

Operational Risks

Economic uncertainties may continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity, and cash flow for an extended period of time.

The ongoing economic uncertainty following the pandemic of the Coronavirus (“COVID-19”) continues to affect our business operations and it is impossible to predict the effect and ultimate impact of ongoing economic uncertainties.

Business activities continue to face economic uncertainties, including but not limited to increased inflation and interest rates, the prolonged COVID-19 pandemic, and global chain constraints. The economic uncertainties may continue for an extended period and have adversely impacted, and may continue to impact, our business.

As inflationary periods continue, consumer fear may adversely affect traffic to our stores. Reductions in customer visits to, and spending at, our stores caused by economic uncertainties would result in further loss of retail store sales and profits and other material adverse effects. The extent of the impact on our business, financial results, liquidity and cash flows will depend largely on future developments, all of which are highly uncertain and cannot be predicted.

These and other potential impacts of economic uncertainties could therefore materially and adversely affect our business, financial condition and results of operations.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our fulfillment centers in Wisconsin, Iowa and Utah. While our reliance on a limited number of fulfillment centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health pandemics, or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a fulfillment center or at points of export or import, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

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

We rely upon third-party land-based and air freight carriers for merchandise shipments from our fulfillment centers to customers and our retail stores. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers’ ability to provide delivery services to meet outbound shipping needs. In addition, if the cost of fuel rises, the cost to deliver merchandise from fulfillment centers to customers and our retail stores may rise and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability. Failure to procure suppliers of products from our third-party suppliers and deliver merchandise to customers and our retail stores in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.

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

Our Class A common stock has ten votes per share, and our Class B common stock has one vote per share. Given the greater number of votes per share attributed to our Class A common stock, our Chairman, Stephen L. Schlecht, who is our only Class A shareholder, beneficially owns shares representing more than 50% of the voting power of our outstanding capital stock. As a result of our dual class ownership structure, Mr. Schlecht will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. Mr. Schlecht together with our other executive officers, directors and their affiliates, owns shares representing the majority of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, these shareholders will be able to control elections of directors, amendments of our articles of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class B common stock.

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

Although we have a majority of independent directors on our board, we are a controlled company. As such, there is no guarantee that we will not take advantage of this exemption in the future. Accordingly, as long as we are a controlled company, holders of our Class B common stock may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance requirements.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of January 29, 2023.

Location	Number of Stores	Primary Use	Gross Sq Ft	Leased/Owned
Retail Stores
North East
Connecticut	1	Store	9,792	Leased
Maine	1	Store	12,951	Leased
Massachusetts	1	Store	16,360	Leased
New Jersey	2	Store	24,741	Leased
Pennsylvania	2	Store	34,945	Leased
Rhode Island	1	Store	14,528	Leased
Midwest
Illinois	3	Store	38,410	Leased
Indiana	1	Store	14,557	Leased
Iowa	1	Store	12,249	Leased
Kansas	1	Store	15,385	Leased
Michigan	3	Store	45,588	Leased
Minnesota	4	Store	61,900	Leased
Missouri	2	Store	27,692	Leased
Nebraska	1	Store	15,757	Leased
North Dakota	1	Store	14,557	Leased
Ohio	4	Store	58,420	Leased
South Dakota	1	Store	9,166	Leased
Wisconsin	4	Store	53,246	Leased
South
Alabama	2	Store	31,312	Leased
Arkansas	1	Store	15,656	Leased
Florida	1	Store	14,557	Leased
Georgia	1	Store	20,041	Leased
Kentucky	2	Store	28,582	Leased
North Carolina	2	Store	41,672	Leased
Oklahoma	1	Store	15,536	Leased
Tennessee	2	Store	27,325	Leased
Texas	6	Store	92,212	Leased
Virginia	2	Store	31,828	Leased
West
Alaska	1	Store	25,409	Leased
Colorado	3	Store	52,643	Leased
Oregon	2	Store	39,463	Leased
Utah	1	Store	15,602	Leased
Washington	1	Store	15,656	Leased
Other
Mount Horeb, WI		Photo Studio	7,000	Leased
Belleville, WI		Outlet store	17,890	Owned
Oshkosh, WI		Outlet store	12,777	Leased
Red Wing, MN		Outlet store	15,560	Leased
Mount Horeb, WI		Corporate headquarters	108,000	Leased
Belleville, WI		Fulfillment center	220,000	Owned
Dubuque, IA		Fulfillment center	216,000	Leased
Adairsville, GA		Fulfillment center	494,144	Leased
Salt Lake City, UT		Fulfillment center	228,800	Leased

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

Information about our Executive Officers

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, except as disclosed below, arrangements or understandings between any officer and any other person pursuant to which the officer was selected. The information presented below is as of March 17, 2023.

Name	Age	Office
Stephen L. Schlecht	75

Mr. Schlecht is the founder of our Company and has served as Chairman of the

Board and Senior Advisor since May 2021. Mr. Schlecht has served on our Board of Directors since our founding in 1986. Mr. Schlecht previously served as our Chairman of the Board of Directors and Chief Executive Officer from February 2003 to February 2015 and then as Executive Chairman of the Board from February 2015 to May 2021. Mr. Schlecht served as Chief Executive Officer of the Company from February 2003 to February 2015 and from August 2019 to May 2021 and as President from February 2003 to February 2012. He also served as President and Chief Executive Officer of GEMPLER'S, Inc., which he founded in 1986 until February 2003. Mr. Schlecht holds a B.S.B.A. degree and an M.B.A. from Northwestern University. Mr. Schlecht is the father of Richard W. Schlecht, our Senior Vice President of Product, Visual and Creative.

Samuel M. Sato	59

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

David Loretta	55

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

David S. Homolka	56

Mr. Homolka has served as our Senior Vice President of Talent, DE&I, and Retail Operations since February 2020 and previously served as our Vice President of Human Resources, Store Operations and Asset Protection from January 2019 to February 2020, and Vice President of Human Resources from February 2017 to January 2019. Mr. Homolka previously served as Chief Property and Design Officer and Vice President of Real Estate, Store Design and Construction at Cabela’s from October 2015 to February 2017 and Vice President of Human Resources and Asset Protection from January 2012 to October 2015.

Richard W. Schlecht	42

Mr. Schlecht has served as our Senior Vice President of Product, Merchandise and Inventory since March 2022, and has previously served as our Senior Vice President of Product, Visual and Creative from February 2020 to March 2022, Vice President of Product Development from March 2016 to February 2020 and Director of Product Development from September 2013 to March 2016. Mr. Schlecht holds a BSBA degree with a minor in Statistics from Denver University. Mr. Schlecht is the son of Stephen L. Schlecht, the Chairman of the Board of Directors of Duluth Holdings Inc.

Neala Shepherd	46

Ms. Shepherd has served as our Senior Vice President, Customer Experience since March 2022, serving as caretaker of the brand and voice of customer experience across all facets of the Company. She previously served as our Vice President of Merchandising and Marketing from May 2020 to March 2022 and Vice President of Marketing from February 2019 to May 2020. Prior to joining Duluth Trading, she served as Senior Director of Marketing for The Buckle, a leading specialty retailer in fashion apparel, from October 2017 to 2019. Previously, she spent 15 years at Cabela’s in a variety of leadership roles across Marketing, Advertising, Creative and Brand, most recently serving as Senior Director of Marketing from September 2015 to October 2017. She earned a B.S. degree in Communications / Marketing from Oklahoma Christian University in 1999.

AJ Sutera	56

Mr. Sutera has served as our Senior Vice President, Chief Technology and Logistics Officer since August 2022. Mr. Sutera previously served as the Chief Technology Officer of JD Sports Fashion / Finish Line from March 2016 through August 2021, where Mr. Sutera oversaw the Company’s information and technology functions and digital operational solutions. Before that, Mr. Sutera served as the Chief Technology Officer for the Hudson’s Bay Company from 2013 to 2016 and Chief Technology Officer & Digital Operations for Saks Fifth Avenue from 2007 to 2013. Earlier in his career, he held senior technology roles with companies including JetBlue Airways, Liberty Travel / GOGO Worldwide Vacations, Volvo North America, and General Electric.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Listing and Trading

Our Class B common stock is traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015. Our Class A common stock is neither listed nor traded on an exchange.

Shareholders of Record

As of March 7, 2023, there were approximately 76 holders of record, based upon data provided by our transfer agent, of our Class B common stock, one of whom is the sole holder of our Class A common stock. We believe the number of beneficial holders of the Company’s Class B common stock is in excess of this amount.

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion focuses on fiscal 2022 results compared to fiscal 2021. Fiscal year 2022 and 2021 were 52-week periods. For a discussion of fiscal 2021 results compared to fiscal 2020, refer to the Company’s Annual Report on Form 10-K for the year ended January 30, 2022.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 29, 2023, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales in fiscal 2022 decreased by 6.5% over the prior year to $653.3 million;

•Net income in fiscal 2022 was $2.2 million compared to prior year net income of $29.6 million; and

•Adjusted EBITDA in fiscal 2022 decreased 43.8% over the prior year to $43.5 million.

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

Economic Conditions

The United States economy has experienced high inflation during 2021 and 2022 and there are expectations in the market that inflation may remain at elevated levels.

The ultimate impact of higher inflationary periods on our operational and financial performance still depends on future developments outside of our control. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand.

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

Gross Profit

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost and net realizable reserves; inbound freight; and freight from our fulfillment centers to our retail stores. The primary drivers of the costs of individual goods are raw material costs. Depreciation and amortization are excluded from gross profit. We expect gross profit to increase to the extent that we successfully grow our net sales. Shipping and handling revenue is also reflected in our gross profit and gross profit margin. Our gross profit may not be comparable to other retailers, as we do not include distribution network and store occupancy expenses in calculating gross profit, but instead we include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll-related expenses and occupancy expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. They also include marketing expense, which primarily includes television, digital and social media advertising, catalog production, mailing and print advertising costs, as well as all logistics costs associated with shipping product to our customers, consulting and software expenses and professional services fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower-volume quarters and lower in higher-volume quarters because a portion of the costs are relatively fixed.

While we expect these expenses to increase as we continue to increase brand awareness and invest in infrastructure to support our business, we believe these expenses will decrease as a percentage of sales over time. Our shipping and handling expenses typically increase during the second half of the year due to additional surcharges during our peak selling season.

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

We define Free Cash Flow as net cash provided by operating activities less purchase of property and equipment. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
(in thousands)
Net sales	653,307	698,584
Cost of goods sold (excluding depreciation and amortization)	309,872	321,260
Gross profit	343,435	377,324
Selling, general and administrative expenses	337,204	333,225
Operating income	6,231	44,099
Interest expense	3,653	4,717
Other income, net	376	55
Income before income taxes	2,954	39,437
Income tax expense	708	9,887
Net income	2,246	29,550
Less: Net loss attributable to noncontrolling interest	(58)	(152)
Net income attributable to controlling interest	$2,304	$29,702
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	47.4%	46.0%
Gross profit	52.6%	54.0%
Selling, general and administrative expenses	51.6%	47.7%
Operating income	1.0%	6.3%
Interest expense	0.6%	0.7%
Other income, net	0.1%	—%
Income before income taxes	0.5%	5.6%
Income tax expense	0.1%	1.4%
Net income	0.3%	4.2%
Less: Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to controlling interest	0.3%	4.2%

Fiscal 2022 Compared to Fiscal 2021

Net Sales

Net sales decreased $45.3 million, or 6.5%, to $653.3 million in fiscal 2022 compared to $698.6 million in fiscal 2021.

Store market net sales decreased $29.8 million, or 6.1%, to $456.5 million in fiscal 2022 compared to $486.3 million in fiscal 2021. Net sales in non-store markets decreased $14.6 million, or 7.1%, to $191.6 million in fiscal 2022 compared to $206.2 million in fiscal 2021.

Gross Profit

Gross profit decreased $33.9 million, or 9.0%, to $343.4 million in fiscal 2022 compared to $377.3 million in fiscal 2021. As a percentage of net sales, gross margin decreased to 52.6% of net sales in fiscal 2022 compared to 54.0% of net sales in fiscal 2021. The decrease in gross margin rate was primarily due to a lower mix of full price sales, coupled with deeper discounts as a response to the heavily promotional industry environment, particularly during the back half of fiscal 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.0 million, or 1.2%, to $337.2 million in fiscal 2022 compared to $333.2 million in fiscal 2021. Selling, general and administrative expenses as a percentage of net sales increased in fiscal 2022 to 51.6% of net sales, compared to 47.7% of net sales for fiscal 2021. The negative leverage was primarily due to lower net sales in the current period compared to the prior period.

The increase in selling, general and administrative expense was primarily caused by increased depreciation expense from continued investments in technology and throughout our fulfillment network.

Interest Expense

Interest expense decreased $1.0 million to $3.7 million in fiscal 2022 compared to $4.7 million in fiscal 2021. The decrease in interest expense was primarily attributable to the larger amount of long-term debt outstanding in fiscal 2021 compared to fiscal 2022.

Income Taxes

Income tax expense was $0.7 million in fiscal 2022 compared to $9.9 million in fiscal 2021. Our effective tax rate related to controlling interest was 23.5% in fiscal 2022 compared to 25.0% in fiscal 2021.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest was $2.3 million in fiscal 2022 compared to $29.7 million in fiscal 2021, due to the factors discussed above.

Non-GAAP Financial Measures

See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA and Free Cash Flow.

Reconciliation of Net Income to EBITDA and EBITDA to Adjusted EBITDA

The following table represents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated below.

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
(in thousands)
Net income	$2,246	$29,550
Depreciation and amortization	30,810	29,225
Amortization of internal-use software hosting subscription implementation costs	3,392	1,797
Interest expense	3,653	4,717
Income tax expense	708	9,887
EBITDA (non-GAAP)	40,809	75,176
Stock based compensation	2,711	2,198
Adjusted EBITDA (non-GAAP)	$43,520	$77,374

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $33.9 million, or 43.8%, to $43.5 million in fiscal 2022 compared to $77.4 million in fiscal 2021. As a percentage of net sales, Adjusted EBITDA decreased to 6.7% of net sales in fiscal 2022 compared to 11.1% of net sales in fiscal 2021.

Free Cash Flow

The following table represents a reconciliation of Net cash provided by operating activities, the most comparable U.S. GAAP financial measure, to free cash flow.

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
(in thousands)
Net cash (used in) provided by operating activities	$(5,628)	$91,981
Purchases of property and equipment	(22,833)	(10,352)
Free Cash Flow (non-GAAP)	$(28,461)	$81,629

Free cash flow decreased $110.1 million to ($28.5) million in fiscal 2022 compared to $81.6 million in fiscal 2021. The decrease was primarily driven by lower net income, higher inventory levels and higher purchases of property and equipment.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At January 29, 2023 our working capital was $107.9 million, which includes cash and cash equivalents of $45.5 million.

We spent $31.5 million in fiscal 2022 on capital expenditures, inclusive of investments in software hosting implementation costs, which are included in Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets. We expect to spend approximately $55.0 million in fiscal 2023 on capital expenditures, of which approximately $42.1 million will be related to continued logistics optimization from introducing the new automated fulfillment center in Adairsville, Georgia. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
(in thousands)
Net cash (used in) provided by operating activities	$(5,628)	$91,981
Net cash used in investing activities	(22,641)	(10,150)
Net cash used in financing activities	(3,234)	(51,364)
(Decrease) Increase in cash and cash equivalents	$(31,503)	$30,467

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2022, net cash used in operating activities was $5.6 million, which primarily consisted of net income of $2.2 million, non-cash depreciation and amortization of $30.8 million, amortization of stock-based compensation of $2.7 million, which was offset by cash used in operating assets and liabilities of $41.4 million. The cash used in operating assets and liabilities of $41.4 million primarily consisted of a $32.3 million increase in inventory, primarily due to the pull forward of spring receipts, and a $11.8 million decrease in accrued expenses, partially offset by a $12.7 million increase in trade accounts payable.

For fiscal 2021, net cash provided by operating activities was $92.0 million, which primarily consisted of net income of $29.6 million, non-cash depreciation and amortization of $29.2 million, amortization of stock-based compensation of $2.2 million and cash provided by operating assets and liabilities of $36.1 million. The cash provided by operating assets and liabilities of $36.1 million primarily consisted of a $26.4 million decrease in inventory, a $10.5 million increase in trade accounts payable, and a $9.9 million increase in accrued expenses, partially offset by a $4.7 million increase in hosting software implementation costs, a $3.2 million increase in receivables, and a decrease of $2.4 million in prepaid expenses.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures related to a new fulfillment center and information technology.

For fiscal 2022, net cash used in investing activities was $22.6 million, primarily driven by purchases of property and equipment of $22.8 million, primarily related to the Adairsville fulfillment center.

For fiscal 2021, net cash used in investing activities was $10.2 million, primarily driven by purchases of property and equipment of $10.4 million for the Salt Lake City fulfillment center and one new retail store, as well as investments in information technology.

Net Cash (Used in) Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debt, as well as payments on finance lease obligations.

For fiscal 2022, net cash used in financing activities was $3.2 million, primarily consisting of payments on finance lease obligations.

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

On July 8, 2022, the Company entered into the First Amendment to the New Credit Agreement (the “First Amendment”), which was treated as a modification for accounting purposes. The First Amendment amends the New Credit Agreement in order to (i) increase the revolving commitment from $150.0 million to $200.0 million; (ii) extend the maturity date from May 14, 2026 to July 8, 2027; (iii) amend the pricing index to replace BSBY with the Term Secured Overnight Financing Rate; and (iv) to reduce the commitment fee in some instances. As of and for the fiscal year ended January 29, 2023, we were in compliance with all financial and non-financial covenants.

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

Product Return Reserve

The Company currently estimates product return reserve using its own historical sales information. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating return rates for actual company trends and projected costs. While returns have historically been within our expectations, future return rates may differ from those experienced in the past. Changes in these estimates can have a material impact on our financial statements. We believe the accounting estimate related to product returns is a critical accounting estimate because it requires us to make assumptions about future potential returns, which are highly uncertain.

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

Revenue Recognition

Revenue for merchandise that is shipped to our customers from our fulfillment centers and stores is recognized upon shipment following customer payment, which is when the customer obtains control of the product and has the ability to direct the use of the product, including, among other options, the ability to redirect the product to a different shipping destination. Store revenue is recognized at the point of sale. This represents the point at which the customer obtains control of the product and has the ability to direct the use of the product.

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

Inventories

Our inventories are composed of finished goods and are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” The inventory value is adjusted periodically, if needed, to reflect current market conditions and inventory composition, which requires our judgments that may significantly affect the ending inventory valuation, as well as gross margin. The estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification, current retail prices and our estimates of future retail sales prices.

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

Income Taxes

We account for income taxes and the related accounts using the asset and liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under this method, we accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between U.S. GAAP and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognize the effect of a change in enacted rates in the period of enactment.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Duluth Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc. (the Company) as of January 29, 2023 and January 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2023 and January 30,2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Product return reserve

As discussed in Note 5 to the consolidated financial statements, as of January 29, 2023 the Company recorded $5,168 thousand in reserves for product returns within accrued expenses and other current liabilities. Management estimates the product return reserve using its own historical sales and product return information.

We identified the assessment of the product return reserve as a critical audit matter. A high degree of auditor judgment was required to assess whether the historical return rate used to estimate the reserve for product returns is indicative of future returns.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the product return reserve. This included controls related to determining the historical return rate used to estimate product returns. We assessed the Company’s ability to accurately estimate the product return rate by comparing prior period estimates to actual product return rates experienced. We analyzed the product return rate assumption by evaluating the consistency of the assumption with the trend of actual historical product return rates and by comparing the product return reserve to actual product returns received after the balance sheet date.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Milwaukee, Wisconsin

March 17, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Duluth Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Duluth Holdings Inc.’s (the Company) internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2023 and January 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Milwaukee, Wisconsin

March 17, 2023

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	January 29, 2023	January 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$45,548	$77,051
Receivables	6,041	5,455
Inventory, net	154,922	122,672
Prepaid expenses & other current assets	19,386	17,333
Prepaid catalog costs	—	10
Total current assets	225,897	222,521
Property and equipment, net	108,332	110,078
Operating lease right-of-use assets	131,753	120,911
Finance lease right-of-use assets, net	47,206	50,133
Available-for-sale security	5,539	6,554
Other assets, net	8,727	5,353
Total assets	$527,454	$515,550
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$56,547	$45,402
Accrued expenses and other current liabilities	40,815	47,504
Income tax payable	1,761	6,814
Current portion of operating lease liabilities	15,571	12,882
Current portion of finance lease liabilities	2,842	2,701
Current maturities of TRI long-term debt	768	693
Total current liabilities	118,304	115,996
Operating lease liabilities, less current portion	117,366	107,094
Finance lease liabilities, less current portion	37,425	40,267
TRI long-term debt, less current maturities	25,913	26,608
Deferred tax liabilities	1,249	2,867
Total liabilities	300,257	292,832
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of January 29, 2023 and January 30, 2022	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of January 29, 2023 and January 30, 2022	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 30,191 shares issued and 30,079 shares outstanding as of January 29, 2023 and 29,530 shares issued and 29,477 outstanding as of January 30, 2022	—	—
Treasury stock, at cost; 112 and 53 shares as of January 29, 2023 and January 30, 2022, respectively	(1,459)	(1,002)
Capital stock	98,842	95,515
Retained earnings	133,172	130,868
Accumulated other comprehensive income	(148)	489
Total shareholders' equity of Duluth Holdings Inc.	230,407	225,870
Noncontrolling interest	(3,210)	(3,152)
Total shareholders' equity	227,197	222,718
Total liabilities and shareholders' equity	$527,454	$515,550

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
Net sales	$653,307	$698,584
Cost of goods sold (excluding depreciation and amortization)	309,872	321,260
Gross profit	343,435	377,324
Selling, general and administrative expenses	337,204	333,225
Operating income	6,231	44,099
Interest expense	3,653	4,717
Other income, net	376	55
Income before income taxes	2,954	39,437
Income tax expense	708	9,887
Net income	2,246	29,550
Less: Net loss attributable to noncontrolling interest	(58)	(152)
Net income attributable to controlling interest	$2,304	$29,702
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,772	32,618
Net income per share attributable to controlling interest	$0.07	$0.91
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,991	32,851
Net income per share attributable to controlling interest	$0.07	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
Net income	$2,246	$29,550
Other comprehensive income
Securities available-for-sale:
Unrealized security (loss) income	(852)	590
Income tax (benefit) expense	(215)	149
Other comprehensive (loss) income	(637)	441
Comprehensive income	1,609	29,991
Comprehensive loss attributable to noncontrolling interest	(58)	(152)
Comprehensive income attributable to controlling interest	$1,667	$30,143

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entities	equity
Balance at January 31, 2021	32,841	$92,875	$(628)	$101,166	$48	$(3,000)	$190,461
Issuance of common stock	265	594	—	—	—	—	594
Stock-based compensation	—	2,046	—	—	—	—	2,046
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(26)	—	(374)	—	—	—	(374)
Other comprehensive income	—	—	—	—	441		441
Net income	—	—	—	29,702	—	(152)	29,550
Balance at January 30, 2022	33,071	$95,515	$(1,002)	$130,868	$489	$(3,152)	$222,718
Issuance of common stock	457	616	—	—	—	—	616
Stock-based compensation	—	2,711	—	—	—	—	2,711
Restricted stock forfeitures	(54)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(31)	—	(457)	—	—	—	(457)
Other comprehensive loss	—	—	—	—	(637)		(637)
Net income	—	—	—	2,304	—	(58)	2,246
Balance at January 29, 2023	33,443	$98,842	$(1,459)	$133,172	$(148)	$(3,210)	$227,197

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
Cash flows from operating activities:
Net income	$2,246	$29,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,810	29,225
Stock-based compensation	2,711	2,198
Deferred income taxes	(1,403)	(5,483)
Loss on disposal of property and equipment	1,392	398
Changes in operating assets and liabilities:
Receivables	(586)	(3,185)
Inventory	(32,250)	26,380
Prepaid expense & other assets	869	(2,438)
Software hosting implementation costs, net	(6,121)	(4,701)
Deferred catalog costs	10	1,004
Trade accounts payable	12,685	10,481
Income taxes payable	(5,053)	(765)
Accrued expenses and deferred rent obligations	(11,768)	9,865
Other	(365)	(845)
Noncash lease impacts	1,195	297
Net cash (used in) provided by operating activities	(5,628)	91,981
Cash flows from investing activities:
Purchases of property and equipment	(22,833)	(10,352)
Principal receipts from available-for-sale security	164	147
Proceeds from disposal of PP&E	28	55
Net cash used in investing activities	(22,641)	(10,150)
Cash flows from financing activities:
Proceeds from line of credit	—	5,000
Payments on line of credit	—	(5,000)
Proceeds from long term debt	25,000	—
Payments on long term debt	(25,000)	(48,250)
Payments on TRI long term debt	(692)	(623)
Payments on finance lease obligations	(2,701)	(2,559)
Shares withheld for tax payments on vested restricted stock	(457)	(374)
Other	616	442
Net cash used in financing activities	(3,234)	(51,364)
(Decrease) Increase in cash and cash equivalents	(31,503)	30,467
Cash and cash equivalents at beginning of period	77,051	46,584
Cash and cash equivalents at end of period	$45,548	$77,051
Supplemental disclosure of cash flow information:
Interest paid	$3,653	$3,747
Income taxes paid	$7,223	$16,161
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$8,783	$3,151

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

In 2010, the Company initiated its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of January 29, 2023, the Company operated 62 retail stores and three outlet stores. The Company identifies its operating segments according to how its business activities are managed and evaluated. The Company continues to grow its omnichannel distribution network which allows the consumer to interact with the Company through a consistent customer experience whether on the Company website or at Company stores. The Company has one reportable external segment, consistent with the Company’s omnichannel business approach. The Company’s revenues generated outside the United States were insignificant.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2022 and Fiscal 2021 ended on January 29, 2023 and January 30, 2022, respectively. Fiscal 2022 and Fiscal 2021 were a 52-week period.

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

Revenue Recognition

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods. Revenue for merchandise that is shipped to our customers from our fulfillment centers and stores is recognized upon shipment following customer payment, which is when the customer obtains control of the product and has the ability to direct the use of the product, including, among other options, the ability to redirect the product to a different shipping destination. Store revenue is recognized at the point of sale. The Company provides the customer the right of return on the product and revenue is adjusted based on an estimate of the expected returns based on historical rates as well as events that may cause changes to historical rates. See Note 5 “Accrued Expense and Other Liabilities” for the Company’s product returns reserve. Shipping and processing revenue generated from customer orders are included as a component of net sales and shipping and processing expense, including handling expense, is included as a component of selling, general and administrative expenses. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses. A liability is recognized at the time a gift card is sold, and revenue is recognized at the time the gift card is redeemed for merchandise. See Note 8 “Revenue” for further information.

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold		Selling, General and Administrative Expenses
•	Direct cost of purchased merchandise	•	Payroll and payroll-related expenses
•	Inventory shrinkage and inventory adjustments due to obsolescence	•	Occupancy expenses related to stores and operations at the Company's headquarters, including utilities
•	Inbound freight	•	Depreciation and amortization
•	Freight from the Company's fulfillment centers to its stores	•	Advertising expenses including: television, digital and social media advertising; catalog production and mailing; and print advertising costs
		•	Freight associated with shipping product to customers
		•	Consulting and professional fees

Advertising and Catalog Expenses

The Company’s non-direct response advertising primarily consists of web marketing programs, social media and radio and television advertisements, which are expensed as they are incurred. The Company’s direct-response advertising consists of producing, printing and mailing catalogs, which are expensed upon receipt by customers.

Advertising and Catalog expenses were $76.3 million and $75.2 million for fiscal 2022 and fiscal 2021, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $44.0 million and $44.3 million for fiscal 2022 and fiscal 2021, respectively.

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

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of January 29, 2023, Cash and cash equivalents consisted of cash, amounts receivable from credit card issuers and money market funds. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

Significant Suppliers

The Company’s principal supplier of inventory accounted for 56% and 53% of total inventory expenditures in fiscal 2022 and fiscal 2021, respectively. The Company also had a second supplier that accounted for 11% and 8% of total inventory expenditures in fiscal 2022 and fiscal 2021, respectively.

Inventories

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess, obsolete items and shrinkage was $1.8 million and $2.4 million as of January 29, 2023 and January 30, 2022, respectively with the majority of the decrease coming from the retail inventory shrinkage reserve.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment consist of the following:

	January 29, 2023	January 30, 2022
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	49,450	48,093
Buildings	36,183	35,359
Vehicles	161	161
Warehouse equipment	25,951	17,735
Office equipment and furniture	53,713	53,607
Computer equipment	9,185	8,325
Software	36,260	34,207
	215,389	201,973
Accumulated depreciation and amortization	(118,989)	(97,473)
	96,400	104,500
Construction in progress	11,932	5,578
Property and equipment, net	$108,332	$110,078

The Company recorded depreciation expense of $26.7 million and $25.1 million for fiscal 2022 and fiscal 2021, respectively. The Company expenses as incurred all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

Property and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life. Depreciable lives by major classification generally are as follows:

	Years
Land improvements			15
Leasehold improvements	3	-	15
Buildings			39
Vehicles			5
Warehouse equipment	7	-	10
Office equipment and furniture	7	-	10
Computer equipment	3	-	5
Software	3	-	5

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	January 29, 2023	January 30, 2022
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,373	$2,235
Current software hosting implementation costs, net	3,074	1,475
Other prepaid expenses	13,939	13,623
Prepaid expenses & other current assets	$19,386	$17,333

Other assets, net
Goodwill	$402	$402
Intangible assets, net	450	246
Non-current software hosting implementation costs	6,148	2,949
Other assets, net	1,727	1,756
Other assets, net	$8,727	$5,353

Software Hosting Implementation Costs

Software hosting implementation costs includes costs of implementation activities of certain cloud computing arrangements in accordance with Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). Amortization expense was $3.6 million and $1.8 million for fiscal 2022 and fiscal 2021, respectively. Accumulated amortization was $5.4 million and $2.0 million for fiscal 2022 and fiscal 2021, respectively. See Note 13 “Recent Accounting Pronouncements” for more information.

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

Management performed its annual qualitative assessment of goodwill as of December 31, 2022 and 2021 and determined that it was more likely than not that the fair value of the Company was greater than its carrying amount; as such, no further evaluation of goodwill was deemed necessary. No impairment was recognized for the years ended January 29, 2023 or January 30, 2022.

Intangible Assets and Other Assets

Intangible assets and other assets include loan origination fees and trade names which are amortized over their estimated useful lives ranging from three years to fifteen years. Other assets also include security deposits required by certain of the Company’s lease agreements and prepaid expenses. Amortization expense was $0.2 million for fiscal 2022 and fiscal 2021. Accumulated amortization was $0.8 million and $0.6 million as of January 29, 2023 and January 30, 2022, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Scheduled future amortization of amortizable other assets is as follows as of January 29, 2023:

Fiscal year
(in thousands)
2023	$207
2024	191
2025	157
2026	92
2027	22
Thereafter	9
$678

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

For fiscal 2022, management did not identify any events or changes in circumstances that indicated the potential impairment of long-lived assets.

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

Total stock compensation expense associated with restricted stock recognized by the Company was $2.7 million and $2.0 million for fiscal 2022 and fiscal 2021, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The following is a summary of the activity in the Company’s unvested restricted stock during the years ended January 29, 2023 and January 30, 2022:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at January 31, 2021	338,239	9.74
Granted	227,740	15.35
Vested	(151,408)	8.21
Forfeited	(9,237)	13.06
Outstanding at January 30, 2022	405,334	13.54
Granted	392,497	10.99
Vested	(124,773)	13.44
Forfeited	(54,286)	12.20
Outstanding at January 29, 2023	618,772	$12.05

At January 29, 2023, the Company had unrecognized compensation expense of $4.9 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.4 years.

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

Other Comprehensive Income

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2022 and fiscal 2021, other comprehensive income consists of changes in unrealized gains and losses on the Company’s available-for-sale securities, net of taxes.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Company’s assets and liabilities measured at fair value are categorized as Level 1 or Level 3 instruments. The fair value of the Company’s money market account is obtained from real-time quotes for transactions in active exchange markets involving identical assets (Level 1). The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During fiscal 2022, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s money market account and available-for-sale security along with the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows.

	January 29, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$25,031	$—	$—	$25,031

Level 3 security:
Corporate trust	$5,737	$—	$(198)	$5,539

January 30, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,900	$654	$—	$6,554

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its security on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the Consolidated Statements of Operations in fiscal 2022 or fiscal 2021.

The following table presents the future receipts related to the Company’s available-for-sale security by contractual maturity as of January 29, 2023.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$181	$168
After one year through five years	1,208	1,146
After five years through ten years	1,836	1,773
After ten years	2,512	2,452
Total	$5,737	$5,539

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	January 29, 2023		January 30, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TRI Long-term debt, including short-term portion	$26,681	$26,172	$27,301	$27,804

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

The expense components of the Company’s leases reflected on the Company’s Consolidated Statement of Operations were as follows:

	Consolidated Statement of Operations	January 29, 2023	January 30, 2022
(in thousands)
Finance lease
Amortization of right-of-use assets	Selling, general and administrative expenses	$3,361	$3,358
Interest on lease liabilities	Interest expense	1,822	1,933
Total finance lease expense		$5,183	$5,291
Operating lease expense	Selling, general and administrative expenses	$18,725	$16,326
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	1,284	1,291
Variable lease expense	Selling, general and administrative expenses	10,380	8,505
Total lease expense		$35,572	$31,413

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Other information related to leases were as follows:

	January 29, 2023	January 30, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,701	$2,559
Operating cash flows from finance leases	$1,822	$1,932
Operating cash flows from operating leases	$18,477	$15,792

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$25,297	$15,230

Weighted-average remaining lease term (in years):
Finance leases	11	12
Operating leases	8	9

Weighted-average discount rate:
Finance leases	4.4%	4.4%
Operating leases	4.1%	4.1%

Future minimum lease payments under the non-cancellable leases are as follows as of January 29, 2023:

	Finance	Operating
Fiscal year	Leases	Leases
(in thousands)
2023	$4,551	$20,553
2024	4,736	20,176
2025	5,099	19,509
2026	3,993	18,653
2027	3,993	17,400
Thereafter	29,231	60,905
Total future minimum lease payments	$51,603	$157,196
Less - Discount	11,336	24,259
Lease liability	$40,267	$132,937

Total rent expense under non-cancellable leases was $20.0 million and $17.6 million for fiscal 2022 and fiscal 2021, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

4.  DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	January 29, 2023	January 30, 2022
(in thousands)
TRI Senior Secured Note	$23,181	$23,801
TRI Note	3,500	3,500
	$26,681	$27,301
Less: current maturities	768	693
TRI Long-term debt	$25,913	$26,608

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

On July 8, 2022, the Company entered into the First Amendment to the New Credit Agreement (the “First Amendment”), which was treated as a modification for accounting purposes. The First Amendment amends the New Credit Agreement in order to (i) increase the revolving commitment from $150.0 million to $200.0 million; (ii) extend the maturity date from May 14, 2026 to July 8, 2027; (iii) amend the pricing index to replace BSBY with the Term Secured Overnight Financing Rate; and (iv) to reduce the commitment fee in some instances.

As of January 29, 2023, and for the fiscal year then ended, the Company was in compliance with all financial and non-financial covenants in the New Credit Agreement.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

 Future principal maturities of all TRI debt, excluding unamortized financing fees of $1.2 million associated with the TRI debt are as follows as of January 29, 2023:

Fiscal year
(in thousands)
2023	$768
2024	847
2025	931
2026	1,020
2027	1,114
Thereafter	23,158
$27,838

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 29, 2023	January 30, 2022
(in thousands)
Salaries and benefits	$2,404	$11,773
Deferred revenue	10,249	10,791
Freight	7,193	8,942
Product returns	5,168	5,439
Unpaid purchases of property & equipment	6,271	794
Accrued advertising	2,020	600
Other	7,510	9,165
Total accrued expenses and other current liabilities	$40,815	$47,504

6.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of January 29, 2023 and January 30, 2022.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Consolidated Balance Sheets include the following amounts as a result of the consolidation of TRI as of January 29, 2023 and January 30, 2022.

	January 29, 2023	January 30, 2022
(in thousands)
Cash	$20	$21
Property and equipment, net	23,612	24,180
Total assets	$23,632	$24,201

Other current liabilities	$161	$52
Current maturities of TRI long-term debt	768	693
TRI long-term debt	25,913	26,608
Noncontrolling interest in VIE	(3,210)	(3,152)
Total liabilities and shareholders' equity	$23,632	$24,201

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

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
(in thousands, except per share data)
Numerator - net income attributable to controlling interest	$2,304	$29,702
Denominator - weighted average shares (Class A and Class B)
Basic	32,772	32,618
Dilutive shares	219	233
Diluted	32,991	32,851
Earnings per share (Class A and Class B)
Basic	$0.07	$0.91
Diluted	$0.07	$0.90

8.  REVENUE

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods. Revenue for merchandise that is shipped to our customers from our fulfillment centers and stores is recognized upon shipment. Store revenue is recognized at the point of sale, net of returns, and excludes taxes. Shipping and processing revenue generated from customer orders are included as a component of net sales and shipping and processing expense, including handling expense, is included as a component of selling, general and administrative expenses. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses.

Sales disaggregated based upon sales channel is presented below.

	January 29, 2023	January 30, 2022
(in thousands)
Direct-to-consumer	$412,123	$438,464
Stores	241,184	260,120
	$653,307	$698,584

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

Contract assets and liabilities on the Company’s Consolidated Balance Sheets are presented in the following table:

	January 29, 2023	January 30, 2022
(in thousands)
Contract assets	$2,373	$2,235
Contract liabilities	$10,249	$10,791

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

	January 29, 2023	January 30, 2022
(in thousands)
Balance as of Beginning of Period	$10,791	$9,788
Gift cards sold	17,330	18,901
Gift cards redeemed	(16,265)	(16,047)
Gift card breakage	(1,607)	(1,851)
Balance as of End of Period	$10,249	$10,791

9.  INCOME TAXES

The components of income tax expense were as follows:

	Fiscal Year Ended

	January 29, 2023	January 30, 2022
(in thousands)
Current:
Federal	$1,158	$12,678
State	953	2,690
	2,111	15,368
Deferred:
Federal	(884)	(4,945)
State	(519)	(536)
	(1,403)	(5,481)
Total income tax expense	$708	$9,887

The tax effects of unrealized gains and losses on securities are components of other comprehensive income and therefore excluded from deferred tax expense.

Realization of the deferred tax asset over time is dependent upon the Company generating sufficient taxable earnings in future periods. In making the determination that the realization of the deferred tax was more likely than not, the Company considered several factors including its recent earnings history, its expected earnings in the future, and appropriate tax planning strategies. The Company believes it will be able to fully utilize its established deferred tax assets and therefore no valuation allowance has been established as of January 29, 2023 and January 30, 2022.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The reconciliation of income tax expense to the amount computed at the federal statutory rate was as follows:

	Fiscal Year Ended

	January 29, 2023		January 30, 2022
(in thousands)
Federal taxes at statutory rate	$633	21.0%	$8,314	21.0%
State and local income taxes, net of federal benefit	144	4.8%	1,692	4.3%
Research and development tax credits	(296)	(9.8)%	(226)	(0.6)%
Nondeductible Compensation	182	6.0%	258	0.7%
Other	45	1.5%	(151)	(0.4)%
Total income tax expense	$708	23.5%	$9,887	25.0%

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	January 29, 2023	January 30, 2022
(in thousands)
Deferred tax assets:
Returns allowance	$1,304	$1,367
Uniform inventory capitalization	3,735	3,042
Unrealized loss on investment	50	—
State credit	38	—
Lease liability	54,648	50,735
Accruals	303	2,361
Stock-based compensation	341	303
Advance payments	751	689
Unrecognized tax benefits	7	4
Charitable contributions	87	—
Research and development	1,288	—
State NOL	4	—
Total deferred tax assets	62,556	58,501

Deferred tax liabilities:
Property and equipment	8,439	8,815
Unrealized gain on investment	—	164
Prepaid expenses	822	927
Right-of-use asset	54,475	51,395
Goodwill and intangibles	69	67
Total deferred tax liabilities	63,805	61,368
Net deferred tax liabilities	$1,249	$2,867

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 29, 2023	January 30, 2022
(in thousands)
Balance beginning of year	$297	$259
Additions for tax positions in prior years	(2)	5
Additions for tax positions in current year	11	72
Statute of limitations	(19)	(39)
Balance at end of year	$287	$297

If recognized, $0.3 million of the Company’s unrecognized tax benefits as of January 29, 2023, would affect the Company’s effective tax rate. The Company does not anticipate that there will be a material change in the balance of the

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no material amounts recorded as tax expense for interest or penalties for the years ended January 29, 2032.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax year 2019, and state tax returns for tax year 2018, are open for examination.

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

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2022.

The Company’s total expenses under the Plan were $2.3 million and $2.1 million for fiscal 2022 and fiscal 2021, respectively.

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

12.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Intangibles – Goodwill and Other – Internal-use Software

On February 3, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”) which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the new internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The new internal-use software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The Company adopted ASU 2018-15 using the prospective method. In fiscal 2022 and 2021, $9.2 million and $4.4 million of capitalized costs associated with implementation activities, net of amortization are classified within Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets, respectively, and $3.6 million and $1.8 million of related amortization costs are included in Selling, general and administrative expenses on the Company’s Consolidated Statement of Operations, respectively.

Recently Issued Accounting Pronouncements Not Yet Adopted

Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as “CECL”. In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. On November 15, 2019, the FASB issued ASU No. 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815, and Leases (Topic 842),” (ASU 2019-10”), which provides framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2019-10 amends the effective dates for ASU 2016-13 for smaller reporting companies with fiscal years beginning after December 15, 2022, and interim periods within those years. The Company adopted ASU 2016-13 on January 30, 2023, the first day of the Company’s first quarter for the fiscal year ending January 28, 2024, the Company’s fiscal year 2023. The Company not expect this standard to have a material impact on the Company’s consolidated financial statements.

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 29, 2023 and January 30, 2022

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended January 29, 2023	$2,372	$—	$—	$(535)	$1,837
Year ended January 30, 2022	1,600	$772	$—	$—	$2,372

Product returns reserve
Year ended January 29, 2023	$5,439	$—	$—	$(271)	$5,168
Year ended January 30, 2022	5,304	$135	$—	$—	$5,439

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of January 29, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. Based on this assessment, management concluded that our internal control over financial reporting is effective as of January 29, 2023.

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

Information required by this Item concerning our directors, audit committee, and audit committee financial experts and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal

One: Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2023 annual meeting of shareholders to be held on May 25, 2023 (the “Proxy Statement”). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 7, 2023.

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

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Information about Our Executive Officers” as of March 17, 2023 in this Annual Report on Form 10-K.

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

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)(1)
Equity compensation plans approved by security holders	—	$—	3,311,148
Equity compensation plans not approved by security holders(2)	—	—	—
Total	—	$—	3,311,148

_____________________________

(1) 2,083,756 shares are available under the Company’s 2015 Equity Incentive Plan and 1,227,392 shares are available under the Company’s Employee Stock Purchase Plan.

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
9.1

Voting Trust Agreement, dated November 1, 2021, by and between Stephen L. Schlecht, as trustee, and Duluth Holdings Inc., incorporated by reference to Exhibit 9.1 of the Company’s Annual Report on Form 10-K filed March 25, 2022.

10.1+	Summary of Outside Director Compensation Program incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed June 3, 2022.
10.2+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
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

10.9	Annual Incentive Plan, As Amended February 21, 2018.

10.10	Form of Restricted Stock Agreement for executives under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 1, 2016.+
10.11	Offer Letter Dated July 14, 2017 by and between Dave Loretta and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 24, 2017.+
10.12	Form of Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 24, 2017.+
10.13+

First Amended and Restate Employment Agreement, dated as of May 27, 2021, between Stephen L. Schlecht and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 3, 2021.+

10.14	Employment Agreement between Duluth Holdings Inc. and Samuel M. Sato dated May 3, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on 10-Q dated June 4, 2021.
10.15+

Offer Letter dated January 24, 2020 by and between David S. Homolka and Duluth Holdings Inc., incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed March 25, 2022.+

10.16+

Offer Letter dated January 24, 2020 by and between Richard W. Schlecht and Duluth Holdings Inc., incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed March 25, 2022.+

10.17

Credit Agreement, dated as of May 14, 2021, among Duluth Holdings Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, BofA Securities, Inc., as a Joint Lead Arranger and Sole Bookrunner, and Keybanc Capital Markets Inc., as a Joint Lead Arranger, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 14, 2021.

10.18

Security Agreement, dated as of May 14, 2021, by and between Duluth Holdings Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 14, 2021.

10.19	Duluth Holdings Inc. Executive Change in Control Severance Plan incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 14, 2022.+
10.20	Duluth Holdings Inc. Executive General Severance Plan Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 14, 2022.+
10.21

First Amendment, dated as of July 8, 2022, among Duluth Holdings Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, BofA Securities, Inc., as a Joint Lead Arranger and Sole Bookrunner, and Keybanc Capital Markets Inc., as a Joint Lead Arranger, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 8, 2022.

10.22+	Offer Letter dated March 14, 2022 by and between Neala Shepherd and Duluth Holdings Inc.*+
10.23+

Offer Letter dated July 27, 2022 by and between Albert J. Sutera and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 2, 2022.+

23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
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

DATE: March 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Samuel M. Sato Samuel M. Sato	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2023
/s/ David Loretta David Loretta	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2023
/s/ Michael Murphy Michael Murphy	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2023

Directors: Samuel M. Sato, Brett L. Paschke, Francesca M. Edwardson, Thomas G. Folliard, David C. Finch, Susan J. Riley, Stephen L. Schlecht and Scott K. Williams.

By:	/s/ David Loretta	March 17, 2023
David Loretta
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.