Form 10-Q
period 2023-04-30
DULUTH HOLDINGS INC.
filed 2023-06-02
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of May 31, 2023, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of May 31, 2023, was 31,194,828.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED April 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	April 30, 2023	January 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$9,210	$45,548
Receivables	6,437	6,041
Inventory, less reserves of $1,929 and $1,837, respectively	144,969	154,922
Prepaid expenses & other current assets	15,918	15,154
Total current assets	176,534	221,665
Property and equipment, net	122,812	112,564
Operating lease right-of-use assets	128,436	131,753
Finance lease right-of-use assets, net	46,474	47,206
Available-for-sale security	5,416	5,539
Other assets, net	8,591	8,727
Deferred tax assets	136	—
Total assets	$488,399	$527,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	April 30, 2023	January 29, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$36,123	$56,547
Accrued expenses and other current liabilities	30,921	40,815
Income taxes payable	1,423	1,761
Current portion of operating lease liabilities	15,713	15,571
Current portion of finance lease liabilities	2,885	2,842
Current maturities of TRI long-term debt	787	768
Total current liabilities	87,852	118,304
Operating lease liabilities, less current maturities	114,019	117,366
Finance lease liabilities, less current maturities	36,688	37,425
TRI long-term debt, less current maturities	25,726	25,913
Deferred tax liabilities	—	1,249
Total liabilities	264,285	300,257
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of April 30, 2023 and January 29, 2023	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of April 30, 2023 and January 29, 2023	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 31,264 shares issued and 31,110 shares outstanding as of April 30, 2023, 30,191 shares issued and 30,079 shares outstanding as of January 29, 2023	—	—
Treasury stock, at cost; 154 and 112 shares as of April 30, 2023 and January 29, 2023, respectively	(1,732)	(1,459)
Capital stock	99,968	98,842
Retained earnings	129,303	133,172
Accumulated other comprehensive income	(207)	(148)
Total shareholders' equity of Duluth Holdings Inc.	227,332	230,407
Noncontrolling interest	(3,218)	(3,210)
Total shareholders' equity	224,114	227,197
Total liabilities and shareholders' equity	$488,399	$527,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	April 30, 2023	May 1, 2022
Net sales	$123,759	$122,904
Cost of goods sold (excluding depreciation and amortization)	58,108	55,841
Gross profit	65,651	67,063
Selling, general and administrative expenses	70,200	67,994
Operating loss	(4,549)	(931)
Interest expense	934	876
Other income, net	148	46
Loss before income taxes	(5,335)	(1,761)
Income tax benefit	(1,458)	(438)
Net loss	(3,877)	(1,323)
Less: Net loss attributable to noncontrolling interest	(8)	(29)
Net loss attributable to controlling interest	$(3,869)	$(1,294)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,865	32,714
Net loss per share attributable to controlling interest	$(0.12)	$(0.04)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,865	32,714
Net loss per share attributable to controlling interest	$(0.12)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	April 30, 2023	May 1, 2022
Net loss	$(3,877)	$(1,323)
Other comprehensive income
Securities available-for sale:
Unrealized security loss arising during the period	(79)	(449)
Income tax benefit	(20)	(113)
Other comprehensive loss	(59)	(336)
Comprehensive loss	(3,936)	(1,659)
Comprehensive loss attributable to noncontrolling interest	(8)	(29)
Comprehensive loss attributable to controlling interest	$(3,928)	$(1,630)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended April 30, 2023
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income (loss)	entity	equity
Balance at January 29, 2023	33,443	$98,842	$(1,459)	$133,172	$(148)	$(3,210)	$227,197
Issuance of common stock	1,081	136	—	—	—	—	136
Stock-based compensation	—	990	—	—	—	—	990
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(41)	—	(273)	—	—	—	(273)
Other comprehensive loss	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(3,869)	—	(8)	(3,877)
Balance at April 30, 2023	34,474	$99,968	$(1,732)	$129,303	$(207)	$(3,218)	$224,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended May 1, 2022
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 30, 2022	33,071	$95,515	$(1,002)	$130,868	$489	$(3,152)	$222,718
Issuance of common stock	292	166	—	—	—	—	166
Stock-based compensation	—	618	—	—	—	—	618
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(33)	—	(455)	—	—	—	(455)
Other comprehensive income	—	—	—	—	(336)	—	(336)
Net loss	—	—	—	(1,294)	—	(29)	(1,323)
Balance at May 1, 2022	33,329	$96,299	$(1,457)	$129,574	$153	$(3,181)	$221,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	April 30, 2023	May 1, 2022
Cash flows from operating activities:
Net loss	$(3,877)	$(1,323)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,413	7,520
Stock based compensation	990	618
Deferred income taxes	(1,365)	37
Loss on disposal of property and equipment	—	26
Changes in operating assets and liabilities:
Receivables	(396)	358
Inventory	9,953	(29,572)
Prepaid expense & other current assets	84	746
Software hosting implementation costs, net	(746)	(1,007)
Deferred catalog costs	—	10
Trade accounts payable	(21,080)	10,362
Income taxes payable	(338)	(2,032)
Accrued expenses and deferred rent obligations	(4,475)	(17,500)
Other assets	(17)	(11)
Noncash lease impacts	(119)	51
Net cash used in operating activities	(13,973)	(31,717)
Cash flows from investing activities:
Purchases of property and equipment	(21,392)	(3,885)
Principal receipts from available-for-sale security	44	39
Proceeds from disposals	—	3
Net cash used in investing activities	(21,348)	(3,843)
Cash flows from financing activities:
Proceeds from line of credit	10,000	—
Payments on line of credit	(10,000)	—
Payments on TRI long term debt	(186)	(168)
Payments on finance lease obligations	(694)	(664)
Payments of tax withholding on vested restricted shares	(273)	(455)
Other	136	166
Net cash used in financing activities	(1,017)	(1,121)
Decrease in cash and cash equivalents	(36,338)	(36,681)
Cash and cash equivalents at beginning of period	45,548	77,051
Cash and cash equivalents at end of period	$9,210	$40,370
Supplemental disclosure of cash flow information:
Interest paid	$934	$876
Income taxes paid	$216	$1,610
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,832	$4,121

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2023 is a 52-week period and ends on January 28, 2024. Fiscal 2022 was a 52-week period and ended on January 29, 2023. The three months of fiscal 2023 and fiscal 2022 represent the Company’s 13-week periods ended April 30, 2023 and May 1, 2022, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended April 30, 2023 and May 1, 2022 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended April 30, 2023 and May 1, 2022. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2023.

C.    Impairment Analysis

As of April 30, 2023 and for the three months ended, no triggering events or indicators of asset impairment were noted.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

E.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	April 30, 2023	January 29, 2023
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,001	$2,373
Current software hosting implementation costs, net	3,024	3,074
Other prepaid expenses	10,893	9,707
Prepaid expenses & other current assets	$15,918	$15,154

Other assets, net
Goodwill	$402	$402
Intangible assets, net	445	450
Non-current software hosting implementation costs	6,047	6,148
Other assets, net	1,697	1,727
Other assets, net	$8,591	$8,727

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

H.    Reclassifications

Certain reclassifications have been made to the 2022 financial statements in order to conform to 2023 presentation. The Company reclassified $4.2 million and ($4.2) million from Property, Plant & Equipment and Prepaid Expenses, respectively, in the prior period. There were no changes to previously reported shareholders' equity, statement of cash flows or net income (loss) as a result of the reclassifications.

I.    Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended January 29, 2023.

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended
	of Operations	April 30, 2023	May 1, 2022
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$840	$840
Interest on lease liabilities	Interest expense	438	466
Total finance lease expense		$1,278	$1,306
Operating lease expense	Selling, general and administrative expenses	$5,050	$4,389
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321
Variable lease expense	Selling, general and administrative expenses	2,914	1,972
Total lease expense		$9,563	$7,988

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Three Months Ended
	April 30, 2023	May 1, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$694	$664
Operating cash flows from finance leases	$438	$466
Operating cash flows from operating leases	$5,135	$4,439

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	588	—

Weighted-average remaining lease term (in years):
Finance leases	11	12
Operating leases	8	8

Weighted-average discount rate:
Finance leases	4.4%	4.4%
Operating leases	4.1%	4.1%

Future minimum lease payments under the non-cancellable leases are as follows as of April 30, 2023:

Fiscal year	Finance	Operating
(in thousands)
2023 (remainder of fiscal year)	$3,419	$15,569
2024	4,736	20,313
2025	5,099	19,648
2026	3,993	18,795
2027	3,993	17,545
Thereafter	29,231	61,036
Total future minimum lease payments	$50,471	$152,906
Less – Discount	(10,898)	(23,174)
Lease liability	$39,573	$129,732

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	April 30, 2023	January 29, 2023
(in thousands)
TRI Senior Secured Note	$23,013	$23,181
TRI Note	3,500	3,500
	$26,513	$26,681
Less: current maturities	787	768
TRI long-term debt	$25,726	$25,913

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

Credit Agreement

On May 14, 2021, the Company entered into a credit agreement (the “Credit Agreement”), which was treated as a modification for accounting purposes. The Credit Agreement originally matured on May 14, 2026 and provided for borrowings of up to $150.0 million that were available under a revolving senior credit facility, with a $5.0 million sublimit for issuance of standby letters of credit, as well as a $10.0 million sublimit for swing line loans. At the Company’s option, the interest rate applicable to the revolving senior credit facility was a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.25% to 2.00% determined based on the Company’s rent adjusted leverage ratio, or (ii) the base rate plus the applicable rate of 0.25% to 1.00% based on the Company’s rent adjusted leverage ratio. The Credit Agreement was secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement.

On July 8, 2022, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”), which was treated as a modification for accounting purposes. The First Amendment amends the Credit Agreement in order to (i) increase the revolving commitment from $150 million to $200 million; (ii) extend the maturity date from May 14, 2026 to July 8, 2027; (iii) amend the pricing index to replace BSBY with the Term Secured Overnight Financing Rate; and (iv) to reduce the commitment fee in some instances.

As of April 30, 2023 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants contained within the Credit Agreement and the First Amendment.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 30, 2023	January 29, 2023
(in thousands)
Salaries and benefits	$3,615	$2,404
Deferred revenue	8,525	10,249
Freight	4,315	7,193
Product returns	4,259	5,168
Unpaid purchases of property & equipment	1,250	6,271
Accrued advertising	2,386	2,020
Other	6,571	7,510
Total accrued expenses and other current liabilities	$30,921	$40,815

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

The amortized cost and fair value of the Company’s money market account and available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

April 30, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$—	$—	$—	$—

Level 3 security:
Corporate trust	$5,693	$—	$(277)	$5,416

	January 29, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$25,031	$—	$—	$25,031

Level 3 security:
Corporate trust	$5,737	$—	$(198)	$5,539

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended April 30, 2023 or May 1, 2022.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of April 30, 2023.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$186	$167
After one year through five years	1,236	1,146
After five years through ten years	1,872	1,783
After ten years	2,399	2,320
Total	$5,693	$5,416

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	April 30, 2023		January 29, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$26,513	$25,577	$26,681	$26,172

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of April 30, 2023 and January 29, 2023.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of April 30, 2023 and January 29, 2023:

	April 30, 2023	January 29, 2023
(in thousands)
Cash	$26	$20
Property and equipment, net	23,405	23,612
Total assets	$23,431	$23,632

Other current liabilities	$136	$161
Current maturities of long-term debt	787	768
TRI Long-term debt	25,726	25,913
Noncontrolling interest in VIE	(3,218)	(3,210)
Total liabilities and shareholders' equity	$23,431	$23,632

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

	Three Months Ended
	April 30, 2023	May 1, 2022
(in thousands, except per share data)
Numerator - net loss attributable to controlling interest	$(3,869)	$(1,294)
Denominator - weighted average shares (Class A and Class B)
Basic	32,865	32,714
Dilutive shares	—	—
Diluted	32,865	32,714
Earnings per share (Class A and Class B)
Basic	$(0.12)	$(0.04)
Diluted	$(0.12)	$(0.04)

The computation of diluted (loss) earnings per share excluded 0.3 million and 0.2 million shares of unvested restricted stock for the three months ended April 30, 2023 and May 1, 2022, respectively because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $1.0 million and $0.6 million for the three months ended April 30, 2023 and May 1, 2022, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the activity in the Company’s unvested restricted stock during the three months ended April 30, 2023 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 29, 2023	618,772	$12.05
Granted	1,066,091	6.59
Vested	(119,825)	12.45
Forfeited	(8,556)	12.10
Outstanding at April 30, 2023	1,556,482	$8.54

At April 30, 2023, the Company had unrecognized compensation expense of $10.9 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.9 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 30, 2023	January 29, 2023
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	50,793	49,450
Buildings	36,191	36,183
Vehicles	161	161
Warehouse equipment	25,962	25,951
Office equipment and furniture	53,763	53,713
Computer equipment	9,502	9,185
Software	36,878	36,260
	217,736	215,389
Accumulated depreciation and amortization	(125,431)	(118,989)
	92,305	96,400
Construction in progress	30,507	16,164
Property and equipment, net	$122,812	$112,564

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended
	April 30, 2023	May 1, 2022
(in thousands)
Direct-to-consumer	$79,502	$77,680
Stores	44,257	45,224
	$123,759	$122,904

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	April 30, 2023	January 29, 2023
(in thousands)
Contract assets	$2,001	$2,373
Contract liabilities	$8,525	$10,249

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

	April 30, 2023	May 1, 2022
(in thousands)
Balance as of beginning of period	$10,249	$10,791
Gift cards sold	1,878	1,909
Gift cards redeemed	(3,553)	(3,603)
Gift card breakage	(49)	(43)
Balance as of end of period	$8,525	$9,054

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 27% and 25% for the three months ended April 30, 2023 and May 1, 2022, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as “CECL”. In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. On November 15, 2019, the FASB issued ASU No. 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815, and Leases (Topic 842),” (ASU 2019-10”), which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2019-10 amends the effective dates for ASU 2016-13 for smaller reporting companies with fiscal years beginning after December 15, 2022, and interim periods within those years. The Company adopted ASU 2016-13 on January 30, 2023, the first day of the Company’s first quarter for the fiscal year ending January 28, 2024, the Company’s fiscal year 2023. The adoption of the standard did not have a material impact on the Company’s consolidated financial results.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 (“2022 Form 10-K”).

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2023 is a 52-week period and ends on January 28, 2024. Fiscal 2022 was a 52-week period and ended on January 29, 2023. The three months of fiscal 2023 and fiscal 2022 represent our 13-week periods ended April 30, 2023 and May 1, 2022, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2022 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the impact of inflation on our results of operations; the prolonged effects of COVID-19 on store traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand image; effectively adapting to new challenges associated with our expansion into new geographic markets; generating adequate cash from our existing stores to support our growth; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of a maturing store portfolio; the impact of changes in corporate tax regulations; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; our ability to attract and retain customers in the various retail venues and locations in which our stores are located; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold due to global market constraints; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; and other factors that may be disclosed in our SEC filings or otherwise. Moreover, we operate in an evolving environment, new risk factors and uncertainties emerge from time to time and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of April 30, 2023, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales increased by 0.7% over the prior year first quarter to $123.8 million;

•Net loss of $3.9 million in fiscal 2023 first quarter compared to the prior year first quarter net loss of $1.3 million; and

•Adjusted EBITDA decreased to $5.3 million in fiscal 2023 first quarter compared to the prior year first quarter Adjusted EBITDA of $7.9 million.

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

Economic Conditions

The United States economy has experienced continued high inflation during the first quarter of 2023 and there are expectations in the market that inflation may remain at elevated levels.

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

	Three Months Ended
	April 30, 2023	May 1, 2022
(in thousands)
Net sales	$123,759	$122,904
Cost of goods sold (excluding depreciation and amortization)	58,108	55,841
Gross profit	65,651	67,063
Selling, general and administrative expenses	70,200	67,994
Operating loss	(4,549)	(931)
Interest expense	934	876
Other income, net	148	46
Loss before income taxes	(5,335)	(1,761)
Income tax benefit	(1,458)	(438)
Net loss	(3,877)	(1,323)
Less: Net loss attributable to noncontrolling interest	(8)	(29)
Net loss attributable to controlling interest	$(3,869)	$(1,294)
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	47.0%	45.4%
Gross margin	53.0%	54.6%
Selling, general and administrative expenses	56.7%	55.3%
Operating loss	(3.7)%	(0.8)%
Interest expense	0.8%	0.7%
Other income, net	-%	-%
Loss before income taxes	(4.3)%	(1.4)%
Income tax benefit	(1.2)%	(0.4)%
Net loss	(3.1)%	(1.1)%
Less: Net loss attributable to noncontrolling interest	-%	-%
Net loss attributable to controlling interest	(3.1)%	(1.1)%

Three Months Ended April 30, 2023, Compared to Three Months Ended May 1, 2022

Net Sales

Net sales increased $0.9 million, or 0.7%, to $123.8 million in the three months ended April 30, 2023 compared to $122.9 million in the three months ended May 1, 2022.

Store market net sales increased $0.3 million, or 0.3%, to $85.4 million in the three months ended April 30, 2023 compared to $85.1 million in the three months ended May 1, 2022. Non-store market net sales increased by $0.6 million, or 1.7%, to $37.4 million in the three months ended April 30, 2023 compared to $36.8 million in the three months ended May 1, 2022.

Gross Profit

Gross profit decreased $1.4 million, or 2.1%, to $65.7 million in the three months ended April 30, 2023 compared to $67.1 million in the three months ended May 1, 2022. As a percentage of net sales, gross margin decreased to 53.0% of net sales in the three months ended April 30, 2023, compared to 54.6% of net sales in the three months ended May 1, 2022. The decrease in gross margin was primarily driven by a higher mix of promotional and clearance sales during the current period. The lower product margin rate was partially offset by expensing $3.9 million of expedited freight during the first quarter of 2022 compared to $0.1 million during the current quarter, impacting the quarter-over-quarter margin rate variance by 3.1%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million, or 3.2%, to $70.2 million in the three months ended April 30, 2023 compared to $68.0 million in the three months ended May 1, 2022. Selling, general and administrative expenses as a percentage of net sales increased to 56.7% in the three months ended April 30, 2023, compared to 55.3% in the three months ended May 1, 2022.

The increase in selling, general and administrative expense was partially due to higher occupancy costs from the new automated Southeast fulfillment center, coupled with increased amortization of software hosting implementation costs from continued capital investments.

Income Taxes

Income tax benefit was $1.5 million in the three months ended April 30, 2023, compared to income tax benefit of $0.4 million in the three months ended May 1, 2022. The effective tax rate related to controlling interest was 27% for the three months ended April 30, 2023 compared to 25% for the three months ended May 1, 2022.

Net (Loss) Income Attributable to Controlling Interest

Net loss attributable to controlling interest was $3.9 million, in the three months ended April 30, 2023 compared to net loss of $1.3 million in the three months ended May 1, 2022, due to the factors discussed above.

Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	April 30, 2023	May 1, 2022
(in thousands)
Net loss	$(3,877)	$(1,323)
Depreciation and amortization	7,413	7,520
Amortization of internal-use software hosting
subscription implementation costs	1,270	633
Interest expense	934	876
Income tax benefit	(1,458)	(438)
EBITDA	$4,282	$7,268
Stock based compensation	990	618
Adjusted EBITDA	$5,272	$7,886

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $2.6 million to $5.3 million in the three months ended April 30, 2023 compared to $7.9 million in the three months ended May 1, 2022. As a percentage of net sales, Adjusted EBITDA decreased to 4.3% of net sales in the three months ended April 30, 2023 compared to 6.4% of net sales in the three months ended May 1, 2022.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At April 30, 2023, our net working capital was $88.7 million, including $9.2 million of cash and cash equivalents.

We expect to spend approximately $55.0 million in fiscal 2023 on capital expenditures, inclusive of software hosting implementation costs, primarily due to investments in logistics optimization, including investments in the fulfillment network and information technology. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	April 30, 2023	May 1, 2022
(in thousands)
Net cash used in operating activities	$(13,973)	$(31,717)
Net cash used in investing activities	(21,348)	(3,843)
Net cash used in financing activities	(1,017)	(1,121)
Decrease in cash and cash equivalents	$(36,338)	$(36,681)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the three months ended April 30, 2023, net cash used in operating activities was $14.0 million, which primarily consisted of cash used in operating assets and liabilities of $17.1 million. The cash used in operating assets and liabilities of $17.1 million was primarily due to a $21.1 million decrease in trade accounts payable partially offset by a $10.0 million decrease in inventory.

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

For the three months ended April 30, 2023, net cash used in investing activities was $21.3 million and was primarily driven by new investments in the fulfillment network and information technology.

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

For the three months ended April 30, 2023, net cash used in financing activities was $1.0 million, primarily consisting of payments on finance lease obligations.

For the three months ended May 1, 2022, net cash used in financing activities was $1.1 million, also primarily consisting of payments on finance lease obligations.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2022 Form 10-K.

Recent Accounting Pronouncements

See Note 12 “Recent Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2022 Form 10-K. See Note 3 “Debt and Credit Agreement,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to borrowings under our credit agreement.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2022 Form 10-K, or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our fiscal 2022 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended April 30, 2023, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended April 30, 2023.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
January 30, 2023 - February 26, 2023	33,194	$6.92	—	$—
February 27, 2023 - April 2, 2023	51,956	6.62	—	—
April 3, 2023 - April 30, 2023	34,675	6.29	—	—
Total	119,825	$6.61	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 2, 2023
DULUTH HOLDINGS INC. (Registrant)
/s/ David Loretta
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)