Form 10-Q
period 2023-07-30
DULUTH HOLDINGS INC.
filed 2023-09-01
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2023

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of August 30, 2023, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of August 30, 2023, was 31,212,128.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED July 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	July 30, 2023	January 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$11,148	$45,548
Receivables	5,758	6,041
Income tax receivable	140	—
Inventory, less reserves of $1,182 and $1,837, respectively	157,126	154,922
Prepaid expenses & other current assets	17,665	15,154
Total current assets	191,837	221,665
Property and equipment, net	125,970	112,564
Operating lease right-of-use assets	126,132	131,753
Finance lease right-of-use assets, net	45,742	47,206
Available-for-sale security	5,254	5,539
Other assets, net	7,853	8,727
Deferred tax assets	353	—
Total assets	$503,141	$527,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	July 30, 2023	January 29, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$59,259	$56,547
Accrued expenses and other current liabilities	28,215	40,815
Income taxes payable	—	1,761
Current portion of operating lease liabilities	15,993	15,571
Current portion of finance lease liabilities	2,964	2,842
Current maturities of TRI long-term debt	807	768
Total current liabilities	107,238	118,304
Operating lease liabilities, less current maturities	110,999	117,366
Finance lease liabilities, less current maturities	35,906	37,425
TRI long-term debt, less current maturities	25,538	25,913
Deferred tax liabilities	—	1,249
Total liabilities	279,681	300,257
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of July 30, 2023 and January 29, 2023	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of July 30, 2023 and January 29, 2023	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 31,371 shares issued and 31,217 shares outstanding as of July 30, 2023 and 30,191 shares issued and 30,079 shares outstanding as of January 29, 2023	—	—
Treasury stock, at cost; 154 and 112 shares as of July 30, 2023 and January 29, 2023, respectively	(1,733)	(1,459)
Capital stock	101,415	98,842
Retained earnings	127,299	133,172
Accumulated other comprehensive loss	(295)	(148)
Total shareholders' equity of Duluth Holdings Inc.	226,686	230,407
Noncontrolling interest	(3,226)	(3,210)
Total shareholders' equity	223,460	227,197
Total liabilities and shareholders' equity	$503,141	$527,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net sales	$139,099	$141,511	$262,858	$264,415
Cost of goods sold (excluding depreciation and amortization)	67,616	65,903	125,724	121,744
Gross profit	71,483	75,608	137,134	142,671
Selling, general and administrative expenses	72,926	71,739	143,126	139,733
Operating (loss) income	(1,443)	3,869	(5,992)	2,938
Interest expense	880	879	1,814	1,755
Other income, net	109	78	257	124
(Loss) income before income taxes	(2,214)	3,068	(7,549)	1,307
Income tax (benefit) expense	(202)	727	(1,660)	289
Net (loss) income	(2,012)	2,341	(5,889)	1,018
Less: Net loss attributable to noncontrolling interest	(8)	(27)	(16)	(56)
Net (loss) income attributable to controlling interest	$(2,004)	$2,368	$(5,873)	$1,074
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,952	32,766	32,912	32,732
Net (loss) income per share attributable to controlling interest	$(0.06)	$0.07	$(0.18)	$0.03
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,952	32,766	32,912	32,910
Net (loss) income per share attributable to controlling interest	$(0.06)	$0.07	$(0.18)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net (loss) income	$(2,012)	$2,341	$(5,889)	$1,018
Other comprehensive income
Securities available-for sale:
Unrealized security loss arising during the period	(118)	(202)	(197)	(651)
Income tax benefit	(30)	(51)	(50)	(164)
Other comprehensive loss	(88)	(151)	(147)	(487)
Comprehensive (loss) income	(2,100)	2,190	(6,036)	531
Comprehensive loss attributable to noncontrolling interest	(8)	(27)	(16)	(56)
Comprehensive (loss) income attributable to controlling interest	$(2,092)	$2,217	$(6,020)	$587

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended July 30, 2023
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income (loss)	entity	equity
Balance at January 29, 2023	33,443	$98,842	$(1,459)	$133,172	$(148)	$(3,210)	$227,197
Issuance of common stock	1,081	136	—	—	—	—	136
Stock-based compensation	—	990	—	—	—	—	990
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(41)	—	(273)	—	—	—	(273)
Other comprehensive loss	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(3,869)	—	(8)	(3,877)
Balance at April 30, 2023	34,474	$99,968	$(1,732)	$129,303	$(207)	$(3,218)	$224,114
Issuance of common stock	111	153	—	—	—	—	153
Stock-based compensation	—	1,294	—	—	—	—	1,294
Restricted stock forfeitures	(4)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(88)	—	(88)
Net income (loss)	—	—	—	(2,004)	—	(8)	(2,012)
Balance at July 30, 2023	34,581	$101,415	$(1,733)	$127,299	$(295)	$(3,226)	$223,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended July 31, 2022
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 30, 2022	33,071	$95,515	$(1,002)	$130,868	$489	$(3,152)	$222,718
Issuance of common stock	292	166	—	—	—	—	166
Stock-based compensation	—	618	—	—	—	—	618
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(33)	—	(455)	—	—	—	(455)
Other comprehensive income	—	—	—	—	(336)	—	(336)
Net loss	—	—	—	(1,294)	—	(29)	(1,323)
Balance at May 1, 2022	33,329	$96,299	$(1,457)	$129,575	$153	$(3,181)	$221,389
Issuance of common stock	56	147	—	—	—	—	147
Stock-based compensation	—	656	—	—	—	—	656
Restricted stock forfeitures	(44)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive income	—	—	—	—	(151)	—	(151)
Net income (loss)	—	—	—	2,368	—	(27)	2,341
Balance at July 31, 2022	33,341	$97,102	$(1,458)	$131,943	$2	$(3,208)	$224,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	July 30, 2023	July 31, 2022
Cash flows from operating activities:
Net (loss) income	$(5,889)	$1,018
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,868	15,374
Stock based compensation	2,284	1,274
Deferred income taxes	(1,553)	27
Loss on disposal of property and equipment	16	23
Changes in operating assets and liabilities:
Receivables	283	(309)
Income taxes receivable	(140)	—
Inventory	(2,204)	(41,827)
Prepaid expense & other current assets	(1,351)	86
Software hosting implementation costs, net	(370)	(529)
Deferred catalog costs	—	(25)
Trade accounts payable	2,716	9,549
Income taxes payable	(1,761)	(6,231)
Accrued expenses and deferred rent obligations	(7,343)	(18,974)
Other assets	(20)	(519)
Noncash lease impacts	(785)	(75)
Net cash used in operating activities	(1,249)	(41,138)
Cash flows from investing activities:
Purchases of property and equipment	(31,483)	(18,814)
Principal receipts from available-for-sale security	88	79
Proceeds from disposals	—	8
Net cash used in investing activities	(31,395)	(18,727)
Cash flows from financing activities:
Proceeds from line of credit	10,000	—
Payments on line of credit	(10,000)	—
Payments on TRI long term debt	(373)	(338)
Payments on finance lease obligations	(1,397)	(1,336)
Payments of tax withholding on vested restricted shares	(274)	(456)
Other	288	313
Net cash used in financing activities	(1,756)	(1,817)
Decrease in cash and cash equivalents	(34,400)	(61,682)
Cash and cash equivalents at beginning of period	45,548	77,051
Cash and cash equivalents at end of period	$11,148	$15,369
Supplemental disclosure of cash flow information:
Interest paid	$1,814	$1,755
Income taxes paid	$1,795	$6,619
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,336	$2,236

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2023 is a 52-week period and ends on January 28, 2024. Fiscal 2022 was a 52-week period and ended on January 29, 2023. The three months of fiscal 2023 and fiscal 2022 represent the Company’s 13-week periods ended July 30, 2023 and July 31, 2022, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended July 30, 2023 and July 31, 2022 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended July 30, 2023 and July 31, 2022. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2023.

C.    Impairment Analysis

As of July 30, 2023 and for the three and six months ended, no triggering events or indicators of asset impairment were noted.

D.    Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $1.2 million as of July 30, 2023 and January 29, 2023.

The reserve for retail inventory shrinkage is adjusted to reflect the trend of historical physical inventory count results. The Company performs its retail store physical inventory counts in July and the difference between actual and estimated shrinkage, recorded in Cost of goods sold, may cause fluctuations in second fiscal quarter results. Due to the timing of the inventory counts, an insignificant retail inventory shrinkage reserve was outstanding as of July 30, 2023, compared to $0.6 million as of January 29, 2023.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

E.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	July 30, 2023	January 29, 2023
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,878	$2,373
Current software hosting implementation costs, net	2,679	3,074
Other prepaid expenses	13,108	9,707
Prepaid expenses & other current assets	$17,665	$15,154

Other assets, net
Goodwill	$402	$402
Intangible assets, net	441	450
Non-current software hosting implementation costs	5,358	6,148
Other assets, net	1,652	1,727
Other assets, net	$7,853	$8,727

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

H.    Reclassifications

Certain reclassifications have been made to the 2022 financial statements in order to conform to the 2023 presentation. The Company reclassified $4.2 million and ($4.2) million from Property, Plant & Equipment and Prepaid Expenses, respectively, in the prior period. There were no changes to previously reported shareholders' equity, statement of cash flows or net income (loss) as a result of the reclassifications.

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Six Months Ended
	of Operations	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$840	$840	$1,680	$1,680
Interest on lease liabilities	Interest expense	431	459	869	925
Total finance lease expense		$1,271	$1,299	$2,549	$2,605
Operating lease expense	Selling, general and administrative expenses	$5,051	$4,717	$10,101	$9,106
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321	642	642
Variable lease expense	Selling, general and administrative expenses	2,559	2,473	5,473	4,445
Total lease expense		$9,202	$8,810	$18,765	$16,798

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Six Months Ended
	July 30, 2023	July 31, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,397	$1,336
Operating cash flows from finance leases	$869	$925
Operating cash flows from operating leases	$10,340	$9,166

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,737	—

Weighted-average remaining lease term (in years):
Finance leases	11	12
Operating leases	8	8

Weighted-average discount rate:
Finance leases	4.4%	4.4%
Operating leases	4.1%	4.1%

Future minimum lease payments under the non-cancellable leases are as follows as of July 30, 2023:

Fiscal year	Finance	Operating
(in thousands)
2023 (remainder of fiscal year)	$2,285	$10,504
2024	4,736	20,612
2025	5,099	19,888
2026	3,993	19,034
2027	3,993	17,785
Thereafter	29,231	61,200
Total future minimum lease payments	$49,337	$149,023
Less – Discount	(10,467)	(22,031)
Lease liability	$38,870	$126,992

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	July 30, 2023	January 29, 2023
(in thousands)
TRI Senior Secured Note	$22,845	$23,181
TRI Note	3,500	3,500
	$26,345	$26,681
Less: current maturities	807	768
TRI long-term debt	$25,538	$25,913

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

On July 8, 2022, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”), which was treated as a modification for accounting purposes. The First Amendment amends the Credit Agreement in order to (i) increase the revolving commitment from $150.0 million to $200.0 million; (ii) extend the maturity date from May 14, 2026 to July 8, 2027; (iii) amend the pricing index to replace BSBY with the Term Secured Overnight Financing Rate; and (iv) reduce the commitment fee in some instances.

As of July 30, 2023 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants contained within the Credit Agreement and the First Amendment.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 30, 2023	January 29, 2023
(in thousands)
Salaries and benefits	$2,401	$2,404
Deferred revenue	7,828	10,249
Freight	3,651	7,193
Product returns	3,959	5,168
Unpaid purchases of property & equipment	560	6,271
Accrued advertising	1,730	2,020
Other	8,086	7,510
Total accrued expenses and other current liabilities	$28,215	$40,815

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

The Company’s assets and liabilities measured at fair value are categorized as Level 1 or Level 3 instruments. The fair value of the Company’s money market account is obtained from real-time quotes for transactions in active exchange markets involving identical assets (Level 1). The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the six months ended July 30, 2023, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s money market account and available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	July 30, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$4,054	$—	$—	$4,054

Level 3 security:
Corporate trust	$5,649	$—	$(395)	$5,254

	January 29, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$25,031	$—	$—	$25,031

Level 3 security:
Corporate trust	$5,737	$—	$(198)	$5,539

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the six months ended July 30, 2023 or July 31, 2022.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of July 30, 2023.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$190	$164
After one year through five years	1,263	1,134
After five years through ten years	1,910	1,780
After ten years	2,286	2,176
Total	$5,649	$5,254

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	July 30, 2023		January 29, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$26,345	$24,782	$26,681	$26,172

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of July 30, 2023 and January 29, 2023.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of July 30, 2023 and January 29, 2023:

	July 30, 2023	January 29, 2023
(in thousands)
Cash	$31	$20
Property and equipment, net	23,250	23,612
Total assets	$23,281	$23,632

Other current liabilities	$162	$161
Current maturities of long-term debt	807	768
TRI Long-term debt	25,538	25,913
Noncontrolling interest in VIE	(3,226)	(3,210)
Total liabilities and shareholders' equity	$23,281	$23,632

7.    (LOSS) EARNINGS PER SHARE

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

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
(in thousands, except per share data)
Numerator - net (loss) income attributable to controlling interest	$(2,004)	$2,368	$(5,873)	$1,074
Denominator - weighted average shares (Class A and Class B)
Basic	32,952	32,766	32,912	32,732
Dilutive shares	—	—	—	178
Diluted	32,952	32,766	32,912	32,910
(Loss) earnings per share (Class A and Class B)
Basic	$(0.06)	$0.07	$(0.18)	$0.03
Diluted	$(0.06)	$0.07	$(0.18)	$0.03

The computation of diluted (loss) earnings per share excluded (0.2) million and 0.4 million shares of unvested restricted stock for the three and six months ended July 30, 2023, respectively, because their inclusion would be anti-dilutive due to a net loss.

The computation of diluted (loss) earnings per share excluded (0.1) million of unvested restricted stock for the three months ended July 31, 2022, because the inclusion of dilutive potential common shares outstanding would be anti-dilutive.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $1.3 million and $2.3 million for the three and six months ended July 30, 2023, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the activity in the Company’s unvested restricted stock during the six months ended July 30, 2023 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 29, 2023	618,772	$12.05
Granted	1,155,145	6.51
Vested	(161,732)	12.24
Forfeited	(13,179)	11.05
Outstanding at July 30, 2023	1,599,006	$8.29

At July 30, 2023, the Company had unrecognized compensation expense of $10.0 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.6 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 30, 2023	January 29, 2023
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	55,918	49,450
Buildings	36,191	36,183
Vehicles	121	161
Warehouse equipment	26,029	25,951
Office equipment and furniture	53,802	53,713
Computer equipment	9,428	9,185
Software	37,216	36,260
	223,191	215,389
Accumulated depreciation and amortization	(131,680)	(118,989)
	91,511	96,400
Construction in progress	34,459	16,164
Property and equipment, net	$125,970	$112,564

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
(in thousands)
Direct-to-consumer	$86,845	$85,321	$166,347	$163,001
Stores	52,254	56,190	96,511	101,414
	$139,099	$141,511	$262,858	$264,415

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	July 30, 2023	January 29, 2023
(in thousands)
Contract assets	$1,878	$2,373
Contract liabilities	$7,828	$10,249

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

	July 30, 2023	July 31, 2022
(in thousands)
Balance as of beginning of period	$10,249	$10,791
Gift cards sold	4,146	4,034
Gift cards redeemed	(6,373)	(6,468)
Gift card breakage	(194)	(247)
Balance as of end of period	$7,828	$8,110

11.    INCOME TAXES

For the six months ended July 30, 2023, the Company has utilized the discrete effective tax rate method as allowed by Accounting Standards Codification ("ASC") 740-270-30-18, Income Taxes – Interim Reporting to calculate its interim tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method.

The effective tax rate related to controlling interest was 22% for the six months ended July 30, 2023 and 21% for the six months ended July 31, 2022. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2023 is a 52-week period and ends on January 28, 2024. Fiscal 2022 was a 52-week period and ended on January 29, 2023. The three months of fiscal 2023 and fiscal 2022 represent our 13-week periods ended July 30, 2023 and July 31, 2022, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2022 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the impact of inflation on our results of operations; the prolonged effects of economic uncertainty on store traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand and sub-brand image; adapting to declines in consumer confidence, inflation and decreases in consumer spending; effectively adapting to new challenges associated with our expansion into new geographic markets; our ability to meet customer delivery time expectations; natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events; generating adequate cash from our existing stores and direct sales to support our growth; the impact of changes in corporate tax regulations and sales tax; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of a maturing store portfolio; our inability to deploy marketing tactics to strengthen brand awareness and attract new customers in a cost effective manner; our ability to successfully open new stores; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold due to global market constraints; the potential for further increases in price and availability of raw materials; our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices; the susceptibility of the price and availability of our merchandise to international trade conditions; failure of our vendors and their manufacturing sources to use acceptable labor or other practices; our dependence upon key executive management or our inability to hire or retain the talent required for our business; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; disruptions in our supply chain and fulfillment centers; our inability to protect our trademarks or other intellectual property rights; infringement on the intellectual property of third parties; acts of war, terrorism or civil unrest; the impact of governmental laws and regulations and the outcomes of legal proceedings; changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods; our ability to secure the personal and/or financial information of our customers and comply with the security standards for the credit card industry; and other factors that may be disclosed in our SEC filings or otherwise.

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

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of July 30, 2023, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales decreased by 1.7% over the prior year second quarter to $139.1 million, and net sales in the first six months of fiscal 2023 decreased by 0.6% over the first six months of the prior year to $262.9 million;

•Net loss of $2.0 million in fiscal 2023 second quarter compared to the prior year second quarter net income of $2.3 million, and net loss in the first six months of fiscal 2023 of $5.9 million compared to net income in the first six months of fiscal 2022 of $1.0 million;

•Adjusted EBITDA decreased to $8.6 million in fiscal 2023 second quarter compared to the prior year second quarter Adjusted EBITDA of $13.2 million, and adjusted EBITDA in the first six months of fiscal 2023 of $13.8 million compared to $21.1 million over the first six months of fiscal 2022.

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

Economic Conditions

The United States economy has experienced continued high inflation during the first half of 2023 and there are expectations in the market that inflation may remain at elevated levels.

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

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
(in thousands)
Net sales	$139,099	$141,511	$262,858	$264,415
Cost of goods sold (excluding depreciation and amortization)	67,616	65,903	125,724	121,744
Gross profit	71,483	75,608	137,134	142,671
Selling, general and administrative expenses	72,926	71,739	143,126	139,733
Operating (loss) income	(1,443)	3,869	(5,992)	2,938
Interest expense	880	879	1,814	1,755
Other income, net	109	78	257	124
(Loss) income before income taxes	(2,214)	3,068	(7,549)	1,307
Income tax (benefit) expense	(202)	727	(1,660)	289
Net (loss) income	(2,012)	2,341	(5,889)	1,018
Less: Net loss attributable to noncontrolling interest	(8)	(27)	(16)	(56)
Net (loss) income attributable to controlling interest	$(2,004)	$2,368	$(5,873)	$1,074
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	48.6%	46.6%	47.8%	46.0%
Gross margin	51.4%	53.4%	52.2%	54.0%

Selling, general and administrative expenses	52.4%	50.7%	54.4%	52.8%
Operating (loss) income	(1.0)%	2.7%	(2.3)%	1.1%
Interest expense	0.6%	0.6%	0.7%	0.7%
Other income, net	-%	-%	-%	-%
(Loss) income before income taxes	(1.6)%	2.2%	(2.9)%	0.5%
Income tax (benefit) expense	(0.1)%	0.5%	(0.6)%	0.1%
Net (loss) income	(1.4)%	1.7%	(2.2)%	0.4%
Less: Net loss attributable to noncontrolling interest	-%	-%	-%	-%
Net (loss) income attributable to controlling interest	(1.4)%	1.7%	(2.2)%	0.4%

Three Months Ended July 30, 2023, Compared to Three Months Ended July 31, 2022

Net Sales

Net sales decreased $2.4 million, or 1.7%, to $139.1 million in the three months ended July 30, 2023 compared to $141.5 million in the three months ended July 31, 2022.

Store market net sales decreased $2.8 million, or 2.8%, to $97.6 million in the three months ended July 30, 2023 compared to $100.4 million in the three months ended July 31, 2022. Non-store market net sales increased by $0.8 million, or 1.9%, to $40.6 million in the three months ended July 30, 2023 compared to $39.9 million in the three months ended July 31, 2022.

Gross Profit

Gross profit decreased $4.1 million, or 5.5%, to $71.5 million in the three months ended July 30, 2023 compared to $75.6 million in the three months ended July 31, 2022. As a percentage of net sales, gross margin decreased to 51.4% of net sales in the three months ended July 30, 2023, compared to 53.4% of net sales in the three months ended July 31, 2022.

The decrease in gross margin was primarily driven by a higher mix of promotional and clearance sales during the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million, or 1.7%, to $72.9 million in the three months ended July 30, 2023 compared to $71.7 million in the three months ended July 31, 2022. Selling, general and administrative expenses as a percentage of net sales increased to 52.4% in the three months ended July 30, 2023, compared to 50.7% in the three months ended July 31, 2022.

The increase in selling, general and administrative expense was partially due to higher occupancy costs from the new automated Southeast fulfillment center, coupled with investments in new headcount to drive ongoing strategic initiatives.

Income Taxes

Income tax benefit was $0.2 million in the three months ended July 30, 2023, compared to income tax expense of $0.7 million in the three months ended July 31, 2022. The effective tax rate related to controlling interest, which was not meaningful for the three months ended July 30, 2023, was impacted by discrete items related to stock compensation activity. The effective tax rate was 23% for the three months ended July 31, 2022.

Net (Loss) Income Attributable to Controlling Interest

Net loss attributable to controlling interest was $2.0 million, in the three months ended July 30, 2023 compared to net income of $2.4 million in the three months ended July 31, 2022, due to the factors discussed above.

Six Months Ended July 30, 2023 Compared to Six Months Ended July 31, 2022

Net Sales

Net sales decreased $1.5 million, or 0.6%, to $262.9 million in the six months ended July 30, 2023 compared to $264.4 million in the six months ended July 31, 2022.

Store market net sales decreased $2.5 million, or 1.4%, to $183.0 million in the six months ended July 30, 2023 compared to $185.5 million in the six months ended July 31, 2022. The decrease was driven by slower store traffic compared to the prior year. Non-store market net sales increased by $1.4 million, or 1.8%, to $78.0 million in the six months ended July 30, 2023 compared to $76.6 million in the six months ended July 31, 2022.

Gross Profit

Gross profit decreased $5.6 million, or 3.9%, to $137.1 million in the six months ended July 30, 2023 compared to $142.7 million in the six months ended July 31, 2022. As a percentage of net sales, gross margin decreased to 52.2% of net sales in the six months ended July 30, 2023, compared to 54.0% of net sales in the six months ended July 31, 2022.

The decrease in gross margin was primarily driven by a lower mix of full price sales, coupled with deeper discounting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.4 million, or 2.4%, to $143.1 million in the six months ended July 30, 2023 compared to $139.7 million in the six months ended July 31, 2022. Selling, general and administrative expenses as a percentage of net sales increased to 54.4% in the six months ended July 30, 2023, compared to 52.8% in the six months ended July 31, 2022.

The increase in selling, general and administrative expense was partially due to higher occupancy costs from the new automated Southeast fulfillment center, as well as investments in new headcount.

Income Taxes

Income tax benefit was $1.7 million in the six months ended July 30, 2023, compared to income tax expense of $0.3 million in the six months ended July 31, 2022. The effective tax rate related to controlling interest was 22% for the six months ended July 30, 2023 compared to 21% for the six months ended July 31, 2022.

Net (Loss) Income Attributable to Controlling Interest

Net loss attributable to controlling interest was $5.9 million in the six months ended July 30, 2023 compared to net income of $1.1 million in the six months ended July 31, 2022, due to the factors discussed above.

Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net (loss) income to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
(in thousands)
Net (loss) income	$(2,012)	$2,341	$(5,889)	$1,018
Depreciation and amortization	7,455	7,854	14,868	15,374
Amortization of internal-use software hosting
subscription implementation costs	1,150	787	2,420	1,420
Interest expense	880	879	1,814	1,755
Income tax (benefit) expense	(202)	727	(1,660)	289
EBITDA	$7,271	$12,588	$11,553	$19,856
Stock based compensation	1,294	656	2,284	1,274
Adjusted EBITDA	$8,565	$13,244	$13,837	$21,130

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $4.6 million to $8.6 million in the three months ended July 30, 2023 compared to $13.2 million in the three months ended July 31, 2022. As a percentage of net sales, Adjusted EBITDA decreased to 6.2% of net sales in the three months ended July 30, 2023 compared to 9.4% of net sales in the three months ended July 31, 2022.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $7.3 million to $13.8 million in the six months ended July 30, 2023 compared to $21.1 million in the six months ended July 31, 2022. As a percentage of net sales, Adjusted EBITDA decreased to 5.3% of net sales in the six months ended July 30, 2023 compared to 8.0% of net sales in the six months ended July 31, 2022.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At July 30, 2023, our net working capital was $84.6 million, including $11.1 million of cash and cash equivalents.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	July 30, 2023	July 31, 2022
(in thousands)
Net cash used in operating activities	$(1,249)	$(41,138)
Net cash used in investing activities	(31,395)	(18,727)
Net cash used in financing activities	(1,756)	(1,817)
Decrease in cash and cash equivalents	$(34,400)	$(61,682)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the six months ended July 30, 2023, net cash used in operating activities was $1.2 million, which primarily consisted of cash used in operating assets and liabilities of $11.0 million and a net loss for the six months ended July 30, 2023 offset by depreciation of $14.9 million. The cash used in operating assets and liabilities of $11.0 million was primarily due to a $7.3 million decrease in accrued expenses and $2.2 million increase in inventory.

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

For the six months ended July 30, 2023 and July 31, 2022, net cash used in investing activities was $31.4 million and $18.7 million, respectively, and was primarily driven by new investments in the fulfillment network and information technology.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debt, as well as payments on finance lease obligations.

For the six months ended July 30, 2023 an July 31, 2022, net cash used in financing activities was $1.8 million, primarily consisting of payments on finance lease obligations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended July 30, 2023, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended July 30, 2023.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
May 1, 2023 - May 28, 2023	198	$5.69	—	$—
May 29, 2023 - July 2, 2023	366	6.16	—	—
July 3, 2023 - July 30, 2023	—	—	—	—
Total	564	$6.00	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2023 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 1, 2023
DULUTH HOLDINGS INC. (Registrant)
/s/ David Loretta
David Loretta
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President and Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)