Form 10-Q
period 2023-10-29
DULUTH HOLDINGS INC.
filed 2023-12-01
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2023

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of November 29, 2023, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of November 29, 2023, was 31,111,061.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED October 29, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	October 29, 2023	January 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$8,177	$45,548
Receivables	5,679	6,041
Income tax receivable	99	—
Inventory, less reserves of $1,334 and $1,837, respectively	173,966	154,922
Prepaid expenses & other current assets	15,597	15,154
Total current assets	203,518	221,665
Property and equipment, net	133,946	112,564
Operating lease right-of-use assets	125,125	131,753
Finance lease right-of-use assets, net	45,010	47,206
Available-for-sale security	4,867	5,539
Other assets, net	9,861	8,727
Deferred tax assets	3,686	—
Total assets	$526,013	$527,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	October 29, 2023	January 29, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$53,522	$56,547
Accrued expenses and other current liabilities	31,776	40,815
Income taxes payable	—	1,761
Current portion of operating lease liabilities	16,067	15,571
Current portion of finance lease liabilities	3,047	2,842
Duluth line of credit	36,000	—
Current maturities of TRI long-term debt	827	768
Total current liabilities	141,239	118,304
Operating lease liabilities, less current maturities	110,450	117,366
Finance lease liabilities, less current maturities	35,104	37,425
TRI long-term debt, less current maturities	25,346	25,913
Deferred tax liabilities	—	1,249
Total liabilities	312,139	300,257
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of October 29, 2023 and January 29, 2023	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of October 29, 2023 and January 29, 2023	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 31,264 shares issued and 31,110 shares outstanding as of October 29, 2023 and 30,191 shares issued and 30,079 shares outstanding as of January 29, 2023	—	—
Treasury stock, at cost; 154 and 112 shares as of October 29, 2023 and January 29, 2023, respectively	(1,737)	(1,459)
Capital stock	102,565	98,842
Retained earnings	116,833	133,172
Accumulated other comprehensive loss	(553)	(148)
Total shareholders' equity of Duluth Holdings Inc.	217,108	230,407
Noncontrolling interest	(3,234)	(3,210)
Total shareholders' equity	213,874	227,197
Total liabilities and shareholders' equity	$526,013	$527,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net sales	$138,210	$147,126	$401,068	$411,541
Cost of goods sold (excluding depreciation and amortization)	68,806	70,205	194,530	191,949
Gross profit	69,404	76,921	206,538	219,592
Selling, general and administrative expenses	81,832	84,311	224,958	224,044
Operating loss	(12,428)	(7,390)	(18,420)	(4,452)
Interest expense	1,219	968	3,033	2,723
Other income, net	47	56	304	180
Loss before income taxes	(13,600)	(8,302)	(21,149)	(6,995)
Income tax benefit	(3,126)	(2,059)	(4,786)	(1,770)
Net loss	(10,474)	(6,243)	(16,363)	(5,225)
Less: Net loss attributable to noncontrolling interest	(8)	(26)	(24)	(82)
Net loss attributable to controlling interest	$(10,466)	$(6,217)	$(16,339)	$(5,143)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,987	32,792	32,937	32,759
Net loss per share attributable to controlling interest	$(0.32)	$(0.19)	$(0.50)	$(0.16)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,987	32,792	32,937	32,759
Net loss per share attributable to controlling interest	$(0.32)	$(0.19)	$(0.50)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net loss	$(10,474)	$(6,243)	$(16,363)	$(5,225)
Other comprehensive income
Securities available-for sale:
Unrealized security loss arising during the period	(342)	(498)	(539)	(1,149)
Income tax benefit	(84)	(124)	(134)	(288)
Other comprehensive loss	(258)	(374)	(405)	(861)
Comprehensive loss	(10,732)	(6,617)	(16,768)	(6,086)
Comprehensive loss attributable to noncontrolling interest	(8)	(26)	(24)	(82)
Comprehensive loss attributable to controlling interest	$(10,724)	$(6,591)	$(16,744)	$(6,004)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended October 29, 2023
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income (loss)	entity	equity
Balance at January 29, 2023	33,443	$98,842	$(1,459)	$133,172	$(148)	$(3,210)	$227,197
Issuance of common stock	1,081	136	—	—	—	—	136
Stock-based compensation	—	990	—	—	—	—	990
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(41)	—	(273)	—	—	—	(273)
Other comprehensive loss	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(3,869)	—	(8)	(3,877)
Balance at April 30, 2023	34,474	$99,968	$(1,732)	$129,303	$(207)	$(3,218)	$224,114
Issuance of common stock	111	153	—	—	—	—	153
Stock-based compensation	—	1,294	—	—	—	—	1,294
Restricted stock forfeitures	(4)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	(2,004)	—	(8)	(2,012)
Balance at July 30, 2023	34,581	$101,415	$(1,733)	$127,299	$(295)	$(3,226)	$223,460
Issuance of common stock	26	129	—	—	—	—	129
Stock-based compensation	—	1,021	—	—	—	—	1,021
Restricted stock forfeitures	(133)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(4)	—	—	—	(4)
Other comprehensive income	—	—	—	—	(258)	—	(258)
Net loss	—	—	—	(10,466)	—	(8)	(10,474)
Balance at October 29, 2023	34,474	$102,565	$(1,737)	$116,833	$(553)	$(3,234)	$213,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended October 30, 2022
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	income	entity	equity
Balance at January 30, 2022	33,071	$95,515	$(1,002)	$130,868	$489	$(3,152)	$222,718
Issuance of common stock	292	166	—	—	—	—	166
Stock-based compensation	—	618	—	—	—	—	618
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(33)	—	(455)	—	—	—	(455)
Other comprehensive income	—	—	—	—	(336)	—	(336)
Net loss	—	—	—	(1,294)	—	(29)	(1,323)
Balance at May 1, 2022	33,329	$96,299	$(1,457)	$129,574	$153	$(3,181)	$221,388
Issuance of common stock	56	147	—	—	—	—	147
Stock-based compensation	—	656	—	—	—	—	656
Restricted stock forfeitures	(44)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive income	—	—	—	—	(151)	—	(151)
Net income (loss)	—	—	—	2,368	—	(27)	2,341
Balance at July 31, 2022	33,341	$97,102	$(1,458)	$131,942	$2	$(3,208)	$224,380
Issuance of common stock	79	149	—	—	—	—	149
Stock-based compensation	—	726	—	—	—	—	726
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(374)	—	(374)
Net loss	—	—	—	(6,217)	—	(26)	(6,243)
Balance at October 30, 2022	33,419	$97,977	$(1,459)	$125,725	$(372)	$(3,234)	$218,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	October 29, 2023	October 30, 2022
Cash flows from operating activities:
Net loss	$(16,363)	$(5,225)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,434	22,946
Stock based compensation	3,305	2,000
Deferred income taxes	(4,800)	(8)
Loss on disposal of property and equipment	37	40
Changes in operating assets and liabilities:
Receivables	362	(1,011)
Income taxes receivable	(99)	(1,452)
Inventory	(19,044)	(82,045)
Prepaid expense & other current assets	(952)	(1,107)
Software hosting implementation costs, net	(800)	(318)
Deferred catalog costs	—	(1)
Trade accounts payable	(10,171)	34,719
Income taxes payable	(1,761)	(6,814)
Accrued expenses and deferred rent obligations	(3,691)	(13,377)
Other assets	20	(436)
Noncash lease impacts	(483)	1,081
Net cash used in operating activities	(31,006)	(51,008)
Cash flows from investing activities:
Purchases of property and equipment	(39,958)	(24,245)
Principal receipts from available-for-sale security	133	120
Proceeds from disposals	—	8
Net cash used in investing activities	(39,825)	(24,117)
Cash flows from financing activities:
Proceeds from line of credit	53,000	10,000
Payments on line of credit	(17,000)	—
Payments on TRI long term debt	(564)	(509)
Payments on finance lease obligations	(2,116)	(2,015)
Payments of tax withholding on vested restricted shares	(278)	(457)
Other	418	462
Net cash provided by financing activities	33,460	7,481
Decrease in cash and cash equivalents	(37,371)	(67,644)
Cash and cash equivalents at beginning of period	45,548	77,051
Cash and cash equivalents at end of period	$8,177	$9,407
Supplemental disclosure of cash flow information:
Interest paid	$3,033	$2,723
Income taxes paid	$1,875	$6,626
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$8,391	$1,540

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2023 is a 52-week period and ends on January 28, 2024. Fiscal 2022 was a 52-week period and ended on January 29, 2023. The three months of fiscal 2023 and fiscal 2022 represent the Company’s 13-week periods ended October 29, 2023 and October 30, 2022, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended October 29, 2023 and October 30, 2022 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended October 29, 2023 and October 30, 2022. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2023.

C.    Impairment Analysis

As of October 29, 2023 and for the three and nine months ended, no triggering events or indicators of asset impairment were noted.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

E.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	October 29, 2023	January 29, 2023
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,094	$2,373
Current software hosting implementation costs, net	3,729	3,074
Other prepaid expenses	9,774	9,707
Prepaid expenses & other current assets	$15,597	$15,154

Other assets, net
Goodwill	$402	$402
Intangible assets, net	436	450
Non-current software hosting implementation costs	7,457	6,148
Other assets, net	1,566	1,727
Other assets, net	$9,861	$8,727

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Nine Months Ended
	of Operations	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$840	$840	$2,520	$2,520
Interest on lease liabilities	Interest expense	423	452	1,292	1,377
Total finance lease expense		$1,263	$1,292	$3,812	$3,897
Operating lease expense	Selling, general and administrative expenses	$5,074	$5,045	$15,175	$14,151
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321	963	963
Variable lease expense	Selling, general and administrative expenses	2,685	2,634	8,158	7,079
Total lease expense		$9,343	$9,292	$28,108	$26,090

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Nine Months Ended
	October 29, 2023	October 30, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,116	$2,015
Operating cash flows from finance leases	$1,293	$1,377
Operating cash flows from operating leases	$15,562	$13,577

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,174	$24,028

Weighted-average remaining lease term (in years):
Finance leases	11	11
Operating leases	8	8

Weighted-average discount rate:
Finance leases	4.4%	4.4%
Operating leases	4.2%	4.1%

Future minimum lease payments under the non-cancellable leases are as follows as of October 29, 2023:

Fiscal year	Finance	Operating
(in thousands)
2023 (remainder of fiscal year)	$1,143	$5,282
2024	4,736	21,005
2025	5,098	20,514
2026	3,993	19,660
2027	3,993	18,410
Thereafter	29,232	63,425
Total future minimum lease payments	$48,195	$148,296
Less – Discount	(10,044)	(21,779)
Lease liability	$38,151	$126,517

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	October 29, 2023	January 29, 2023
(in thousands)
TRI Senior Secured Note	$22,673	$23,181
TRI Note	3,500	3,500
	$26,173	$26,681
Less: current maturities	827	768
TRI long-term debt	$25,346	$25,913

Duluth Line of credit	$36,000	$—
Less: current maturities	36,000	—
Duluth long-term debt	$—	$—

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

As of October 29, 2023 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants contained within the Credit Agreement and the First Amendment.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 29, 2023	January 29, 2023
(in thousands)
Salaries and benefits	$4,287	$2,404
Deferred revenue	7,651	10,249
Freight	4,773	7,193
Product returns	4,471	5,168
Unpaid purchases of property & equipment	622	6,271
Accrued advertising	1,284	2,020
Other	8,688	7,510
Total accrued expenses and other current liabilities	$31,776	$40,815

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

The Company’s assets and liabilities measured at fair value are categorized as Level 1 or Level 3 instruments. The fair value of the Company’s money market account is obtained from real-time quotes for transactions in active exchange markets involving identical assets (Level 1). The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the nine months ended October 29, 2023, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s money market account and available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

October 29, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$—	$—	$—	$—

Level 3 security:
Corporate trust	$5,604	$—	$(737)	$4,867

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	January 29, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$25,031	$—	$—	$25,031

Level 3 security:
Corporate trust	$5,737	$—	$(198)	$5,539

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the nine months ended October 29, 2023 or October 30, 2022.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of October 29, 2023.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$195	$146
After one year through five years	1,291	1,045
After five years through ten years	1,947	1,701
After ten years	2,171	1,975
Total	$5,604	$4,867

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	October 29, 2023		January 29, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$26,173	$22,681	$26,681	$26,172

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of October 29, 2023 and January 29, 2023.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of October 29, 2023 and January 29, 2023:

	October 29, 2023	January 29, 2023
(in thousands)
Cash	$33	$20
Property and equipment, net	23,096	23,612
Total assets	$23,129	$23,632

Other current liabilities	$190	$161
Current maturities of long-term debt	827	768
TRI long-term debt	25,346	25,913
Noncontrolling interest in VIE	(3,234)	(3,210)
Total liabilities and shareholders' equity	$23,129	$23,632

7.    LOSS PER SHARE

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

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
(in thousands, except per share data)
Numerator - net loss attributable to controlling interest	$(10,466)	$(6,217)	$(16,339)	$(5,143)
Denominator - weighted average shares (Class A and Class B)
Basic	32,987	32,792	32,937	32,759
Dilutive shares	—	—	—	—
Diluted	32,987	32,792	32,937	32,759
Loss per share (Class A and Class B)
Basic	$(0.32)	$(0.19)	$(0.50)	$(0.16)
Diluted	$(0.32)	$(0.19)	$(0.50)	$(0.16)

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of diluted loss per share excluded 0.1 million and 0.5 million shares of unvested restricted stock for the three and nine months ended October 29, 2023, respectively, because their inclusion would be anti-dilutive due to a net loss.

The computation of diluted loss per share excluded (0.1) million and 0.2 million shares of unvested restricted stock for the three and nine months ended October 30, 2022, respectively, because the inclusion of dilutive potential common shares outstanding would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $1.0 million and $3.3 million for the three and nine months ended October 29, 2023, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the nine months ended October 29, 2023 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 29, 2023	618,772	$12.05
Granted	1,164,752	6.52
Vested	(163,434)	12.23
Forfeited	(145,883)	8.12
Outstanding at October 29, 2023	1,474,207	$8.33

At October 29, 2023, the Company had unrecognized compensation expense of $8.0 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.4 years.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 29, 2023	January 29, 2023
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	56,724	49,450
Buildings	36,191	36,183
Vehicles	121	161
Warehouse equipment	67,337	25,951
Office equipment and furniture	54,501	53,713
Computer equipment	10,724	9,185
Software	40,723	36,260
	270,807	215,389
Accumulated depreciation and amortization	(138,984)	(118,989)
	131,823	96,400
Construction in progress	2,123	16,164
Property and equipment, net	$133,946	$112,564

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
(in thousands)
Direct-to-consumer	$87,015	$90,999	$253,362	$254,000
Stores	51,195	56,127	147,706	157,541
	$138,210	$147,126	$401,068	$411,541

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	October 29, 2023	January 29, 2023
(in thousands)
Contract assets	$2,094	$2,373
Contract liabilities	$7,651	$10,249

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

	October 29, 2023	October 30, 2022
(in thousands)
Balance as of beginning of period	$10,249	$10,791
Gift cards sold	6,717	5,731
Gift cards redeemed	(9,055)	(8,720)
Gift card breakage	(260)	(307)
Balance as of end of period	$7,651	$7,495

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 23% and 26% for the nine months ended October 29, 2023 and October 30, 2022, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2023 is a 52-week period and ends on January 28, 2024. Fiscal 2022 was a 52-week period and ended on January 29, 2023. The three months of fiscal 2023 and fiscal 2022 represent our 13-week periods ended October 29, 2023 and October 30, 2022, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2022 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the impact of inflation and measures to control inflation on our results of operations; the prolonged effects of economic uncertainty on store traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand and sub-brand image; adapting to declines in consumer confidence, inflation and decreases in consumer spending; effectively adapting to new challenges associated with our expansion into new geographic markets; our ability to meet customer delivery time expectations; natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events; generating adequate cash from our existing stores and direct sales to support our growth; the impact of changes in corporate tax regulations and sales tax; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of a maturing store portfolio; our inability to deploy marketing tactics to strengthen brand awareness and attract new customers in a cost effective manner; our ability to successfully open new stores; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold due to global market constraints; the potential for further increases in price and availability of raw materials; our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices; the susceptibility of the price and availability of our merchandise to international trade conditions; failure of our vendors and their manufacturing sources to use acceptable labor or other practices; our dependence upon key executive management or our inability to hire or retain the talent required for our business; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; disruptions in our supply chain and fulfillment centers; our inability to protect our trademarks or other intellectual property rights; infringement on the intellectual property of third parties; acts of war, terrorism or civil unrest; the impact of governmental laws and regulations and the outcomes of legal proceedings; changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods; our ability to secure the personal and/or financial information of our customers and comply with the security standards for the credit card industry; and other factors that may be disclosed in our SEC filings or otherwise.

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

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of October 29, 2023, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales decreased by 6.1% over the prior year third quarter to $138.2 million, and net sales in the first nine months of fiscal 2023 decreased by 2.5% over the first nine months of the prior year to $401.1 million;

•Net loss of $10.5 million in fiscal 2023 third quarter compared to the prior year third quarter net loss of $6.2 million, and net loss in the first nine months of fiscal 2023 of $16.4 million compared to net loss in the first nine months of fiscal 2022 of $5.2 million; and

•Adjusted EBITDA decreased to ($1.6) million in fiscal 2023 third quarter compared to the prior year third quarter Adjusted EBITDA of $1.7 million, and adjusted EBITDA in the first nine months of fiscal 2023 of $12.3 million compared to $22.9 million over the first nine months of fiscal 2022.

See the “Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

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

Economic Conditions

The United States economy has experienced continued high inflation throughout 2023. The ultimate impact of higher inflationary periods on our operational and financial performance still depends on future developments outside of our control. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand.

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

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
(in thousands)
Net sales	$138,210	$147,126	$401,068	$411,541
Cost of goods sold (excluding depreciation and amortization)	68,806	70,205	194,530	191,949
Gross profit	69,404	76,921	206,538	219,592
Selling, general and administrative expenses	81,832	84,311	224,958	224,044
Operating loss	(12,428)	(7,390)	(18,420)	(4,452)
Interest expense	1,219	968	3,033	2,723
Other income, net	47	56	304	180
Loss before income taxes	(13,600)	(8,302)	(21,149)	(6,995)
Income tax benefit	(3,126)	(2,059)	(4,786)	(1,770)
Net loss	(10,474)	(6,243)	(16,363)	(5,225)
Less: Net loss attributable to noncontrolling interest	(8)	(26)	(24)	(82)
Net loss attributable to controlling interest	$(10,466)	$(6,217)	$(16,339)	$(5,143)
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold (excluding depreciation and amortization)	49.8%	47.7%	48.5%	46.6%
Gross margin	50.2%	52.3%	51.5%	53.4%
Selling, general and administrative expenses	59.2%	57.3%	56.1%	54.4%
Operating loss	(9.0)%	(5.0)%	(4.6)%	(1.1)%
Interest expense	0.9%	0.7%	0.8%	0.7%
Other income, net	-%	-%	-%	-%
Loss before income taxes	(9.8)%	(5.6)%	(5.3)%	(1.7)%
Income tax benefit	(2.3)%	(1.4)%	(1.2)%	(0.4)%
Net loss	(7.6)%	(4.2)%	(4.1)%	(1.3)%
Less: Net loss attributable to noncontrolling interest	-%	-%	-%	-%
Net loss attributable to controlling interest	(7.6)%	(4.2)%	(4.1)%	(1.2)%

Three Months Ended October 29, 2023, Compared to Three Months Ended October 30, 2022

Net Sales

Net sales decreased $8.9 million, or 6.1%, to $138.2 million in the three months ended October 29, 2023 compared to $147.1 million in the three months ended October 30, 2022 primarily due to declines in store traffic, partially offset by improved online conversion rates compared to the prior year.

Store market net sales decreased $7.2 million, or 6.9%, to $96.6 million in the three months ended October 29, 2023 compared to $103.8 million in the three months ended October 30, 2022. Non-store market net sales decreased by $1.5 million, or 3.5%, to $40.8 million in the three months ended October 29, 2023 compared to $42.3 million in the three months ended October 30, 2022.

Gross Profit

Gross profit decreased $7.5 million, or 9.8%, to $69.4 million in the three months ended October 29, 2023 compared to $76.9 million in the three months ended October 30, 2022. As a percentage of net sales, gross margin decreased to 50.2% of net sales in the three months ended October 29, 2023, compared to 52.3% of net sales in the three months ended October 30, 2022.

The decrease in gross margin was primarily driven by a lower mix of full price sales as compared to promotional sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.5 million, or 2.9%, to $81.8 million in the three months ended October 29, 2023 compared to $84.3 million in the three months ended October 30, 2022. Selling, general and administrative expenses as a percentage of net sales increased to 59.2% in the three months ended October 29, 2023, compared to 57.3% in the three months ended October 30, 2022.

The decrease in selling, general and administrative expense was due to a slight decrease in advertising spending and efficiencies across the fulfillment center network, partially offset by higher personnel costs and higher depreciation from ongoing strategic investments.

Income Taxes

Income tax benefit was $3.1 million in the three months ended October 29, 2023, compared to income tax benefit of $2.1 million in the three months ended October 30, 2022. The effective tax rate related to controlling interest for the three months ended October 29, 2023 and October 30, 2022 was 23% and 25%, respectively.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $10.5 million, in the three months ended October 29, 2023 compared to net loss of $6.2 million in the three months ended October 30, 2022, due to the factors discussed above.

Nine Months Ended October 29, 2023 Compared to Nine Months Ended October 30, 2022

Net Sales

Net sales decreased $10.4 million, or 2.5%, to $401.1 million in the nine months ended October 29, 2023 compared to $411.5 million in the nine months ended October 30, 2022.

Store market net sales decreased $9.7 million, or 3.4%, to $279.6 million in the nine months ended October 29, 2023 compared to $289.3 million in the nine months ended October 30, 2022. The decrease was primarily driven by slower store traffic compared to the prior year. Non-store market net sales decreased slightly by $0.1 million, or 0.1%, to $118.8 million in the nine months ended October 29, 2023 compared to $118.9 million in the nine months ended October 30, 2022.

Gross Profit

Gross profit decreased $13.1 million, or 5.9%, to $206.5 million in the nine months ended October 29, 2023 compared to $219.6 million in the nine months ended October 30, 2022. As a percentage of net sales, gross margin decreased to 51.5% of net sales in the nine months ended October 29, 2023, compared to 53.4% of net sales in the nine months ended October 30, 2022.

The decrease in gross margin was primarily driven by a lower mix of full price sales as compared to promotional sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.9 million, or 0.4%, to $224.9 million in the nine months ended October 29, 2023 compared to $224.0 million in the nine months ended October 30, 2022. Selling, general and administrative expenses as a percentage of net sales increased to 56.1% in the nine months ended October 29, 2023, compared to 54.4% in the nine months ended October 30, 2022.

The increase in selling, general and administrative expense was due to higher occupancy costs from the new automated Southeast fulfillment center, as well as investments in new headcount, partially offset by cost efficiencies across the fulfillment centers.

Income Taxes

Income tax benefit was $4.8 million in the nine months ended October 29, 2023, compared to income tax benefit of $1.8 million in the nine months ended October 30, 2022. The effective tax rate related to controlling interest was 23% for the nine months ended October 29, 2023 compared to 26% for the nine months ended October 30, 2022.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $16.3 million in the nine months ended October 29, 2023 compared to net loss of $5.1 million in the nine months ended October 30, 2022, due to the factors discussed above.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
(in thousands)
Net loss	$(10,474)	$(6,243)	$(16,363)	$(5,225)
Depreciation and amortization	8,566	7,572	23,434	22,946
Amortization of internal-use software hosting
subscription implementation costs	1,227	783	3,647	2,203
Interest expense	1,219	968	3,033	2,723
Income tax benefit	(3,126)	(2,059)	(4,786)	(1,770)
EBITDA	$(2,588)	$1,021	$8,965	$20,877
Stock based compensation	1,021	726	3,305	2,000
Adjusted EBITDA	$(1,567)	$1,747	$12,270	$22,877

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $3.3 million to ($1.6) million in the three months ended October 29, 2023 compared to $1.7 million in the three months ended October 30, 2022. As a percentage of net sales, Adjusted EBITDA decreased to (1.1%) of net sales in the three months ended October 29, 2023 compared to 1.2% of net sales in the three months ended October 30, 2022.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $10.6 million to $12.3 million in the nine months ended October 29, 2023 compared to $22.9 million in the nine months ended October 30, 2022. As a percentage of net sales, Adjusted EBITDA decreased to 3.1% of net sales in the nine months ended October 29, 2023 compared to 5.6% of net sales in the nine months ended October 30, 2022.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At October 29, 2023, our net working capital was $62.3 million, including $8.2 million of cash and cash equivalents.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	October 29, 2023	October 30, 2022
(in thousands)
Net cash used in operating activities	$(31,006)	$(51,008)
Net cash used in investing activities	(39,825)	(24,117)
Net cash provided by financing activities	33,460	7,481
Decrease in cash and cash equivalents	$(37,371)	$(67,644)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the nine months ended October 29, 2023, net cash used in operating activities was $31.0 million, which primarily consisted of cash used in operating assets and liabilities of $36.6 million and a $16.4 million net loss for the nine months ended October 29, 2023 partially offset by depreciation of $23.4 million. The cash used in operating assets and liabilities of $36.6 million was primarily due to a $19.0 million increase in inventory and $10.2 million decrease in trade accounts payable.

For the nine months ended October 30, 2022, net cash used in operating activities was $51.0 million, which primarily consisted of cash used in operating assets and liabilities of $70.8 million. The cash used in operating assets and liabilities of $70.8 million was primarily due to an $82.0 million increase in inventory and a $13.4 million decrease in accrued expenses, partially offset by a $34.7 million increase in trade accounts payable.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to investments in infrastructure and information technology.

For the nine months ended October 29, 2023 and October 30, 2022, net cash used in investing activities was $39.8 million and $24.1 million, respectively, and was primarily driven by new investments in the fulfillment network, most notably the new automated Southeast fulfillment center, coupled with foundational investments in information technology.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

For the nine months ended October 29, 2023, net cash provided by financing activities was $33.5 million, primarily consisting of $36.0 million in net borrowings under our revolving line of credit.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended October 29, 2023, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended October 29, 2023.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
July 31, 2023 - August 27, 2023	135	$7.30	—	$—
August 28, 2023 - October 1, 2023	1,567	6.00	—	—
October 2, 2023 - October 29, 2023	—	—	—	—
Total	1,702	$6.10	—	$—

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2023 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 1, 2023
DULUTH HOLDINGS INC. (Registrant)
/s/ Michael Murphy
Michael Murphy
Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)