Form 10-K
period 2024-01-28
DULUTH HOLDINGS INC.
filed 2024-03-22
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $78.8 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (July 30, 2023).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of March 20, 2024, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of March 20, 2024 was 31,047,516.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of January 28, 2024 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•the impact of inflation and measures to control inflation on our results of operations;

•the prolonged effects of economic uncertainties on store and website traffic;

•disruptions to our distribution network, supply chains and operations;

•our ability to maintain and enhance a strong brand and sub-brand image;

•adapting to declines in consumer confidence, inflation and decreases in consumer spending;

•disruptions to our e-commerce platform;

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

•effectively relying on sources for merchandise located in foreign markets;

•transportation delays and interruptions, including port congestion;

•our inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers;

•the inability to maintain the performance of maturing store portfolio;

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

•our ability to secure the personal and/or financial information of our customers and employees;

•our ability to comply with the security standards for the credit card industry;

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

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “Duluth Holdings,” “Duluth Trading Company,” “Duluth Trading Co.,” “we,” “our” or “us” are used to refer to Duluth Holdings Inc.

The following discussion contains references to fiscal years 2023 and 2022, which refer to our fiscal years ended January 28, 2024 and January 29, 2023, respectively. Fiscal years 2023 and 2022 were 52-week periods.

Duluth Trading is a lifestyle brand of men’s and women’s workwear, casual wear, outdoor apparel and accessories primarily sold through our own omnichannel platform. We offer products nationwide through our website. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 28, 2024, we operated 62 retail stores and three outlet stores.

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

•Intensify efforts to optimize Duluth Trading’s owned retail channels by increasing focus and investments in our direct channel as our primary growth vehicle. We are conducting strategic research that will inform decisions on future stores regarding new locations and market share potential, size, format, and assortment.

•Evolve the Company’s platform to grow into a multi-brand and multi-channel business. Create unique brand positions, across men’s and women’s, for Duluth and AKHG, as well as for our important Buck Naked franchise to address customer needs for various occasions including work, outdoor recreation, casual lifestyle, and first layer. Invest in the evolution of the Duluth Trading platform to enable the integration of new brands and channels, expand our product offering and broaden our customer base.

•Prioritize test and learn to unlock long-term growth potential. Explore new opportunities to engage current and potential customers through products, services and touchpoints that they expect and value.

•Future proof the business through investments in capabilities and infrastructure. Including logistics, operations, and planning systems, processes, and talent needed to scale the business and enable a multi-brand and multi-channel strategy.

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

Retail Store Environment

Our retail stores are designed to bring our brand to life by creating a unique and entertaining experience, including engaging sales associates, a compelling and complete product assortment, and custom-made fixtures to fit our brand. We also showcase unique attractions at each retail store that celebrate the heritage of the local area, such as the tool museum in our Mt. Horeb, Wisconsin store and the “Exploded Tractor” exhibit in our Ankeny, Iowa store. We believe these local community elements help promote customer loyalty and drive repeat purchases.

Our Products

We offer a comprehensive line of innovative, durable and functional workwear, casual wear, outdoor apparel and accessories for both men and women. Our product assortment includes shirts, pants, shorts, underwear, outerwear, footwear, accessories and hard goods. Our products feature proprietary designs and distinct names, such as our Longtail T® shirts, Buck NakedTM underwear, Fire Hose® work pants and No-YankTM Tank.

Our product assortment appeals to our customers for their everyday and on-the-job use. The majority of our products represent enduring styles that go beyond short-lived fashion trends. We believe many of our customers’ purchases are driven by our thoughtful design and high-quality craftsmanship, and our best-selling styles tend to be items that carry over year to year with only minor updates.

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

•Television and Radio. We advertise in online video channels, streaming television, on cable and broadcast television networks, as well as through streaming and on-demand audio channels to build brand awareness for both men’s and women’s products and to reach a large, national audience. These advertisements feature both our animated characters and female models, and are intended to be humorous, irreverent and quirky in order to grab the viewer’s attention, while highlighting the particularly innovative, solution-based features of our core products and the Duluth Trading name.

•Social Media. We have an engaged social media community, which allows us to personally connect with our customers online, and we believe further raises brand awareness. We maintain a social media presence on Facebook, Instagram, Pinterest, YouTube and X (formerly known as Twitter).

•Catalogs. Our catalogs are an important part of our heritage and represent a tangible vehicle for our authentic and humorous storytelling.

•E-Commerce. Our website is an integral part of our marketing strategy where we use humor and authentic storytelling to engage our customers.

Customer Service

We are committed to providing outstanding customer service and believe in treating our customers like next-door neighbors. Our retail stores are stocked with a comprehensive assortment of our products and staffed with knowledgeable and well-trained sales associates. We stand behind all purchases with our “No Bull Guarantee.” Our call center is open for calls from 5 A.M. to 1 A.M. Central Time, seven days a week and is staffed with friendly, knowledgeable representatives dedicated to making every customer experience positive. As a convenience to our customers, we offer live chat through our website, which is available from 7 A.M. to 8 P.M. Central Time on weekdays and 8 A.M. to 5 P.M. Central Time on weekends.

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors. In fiscal 2023, 59% of our purchases came from our largest supplier, an agent partner in Hong Kong who manages multiple factories across Asia and Latin America, including Bangladesh, Cambodia, China, Egypt, Honduras, Indonesia, Mexico, Pakistan, and Vietnam.

Our sourcing strategy focuses on identifying and employing vendors that provide quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with our third-party partners. All of our products are produced according to our specifications, and we require all of our manufacturers to adhere to strict regulatory compliance and standards of conduct. We seek to ensure the consistent product quality by training Duluth Trading-certified factory auditors to selectively examine pre-production samples, conduct periodic site visits to certain of our vendors’ production facilities and inspect inbound shipments at our fulfillment centers.

Fulfillment Centers

We operate fulfillment centers located in Belleville, Wisconsin, Dubuque, Iowa, Salt Lake City, Utah and Adairsville, Georgia. The approximate square footage of each facility is included in Item 2 of Part I of this report.

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

Intellectual Property

Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office, trademark offices in other jurisdictions, or exist under common law in the United States and other jurisdictions. The “Duluth Trading Co” trade name and trademark is used both in the United States and internationally and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are AKHG®, Alaskan Hardgear® Armachillo®, Ballroom®, Buck Naked®, Bullpen®, Cab Commander®, Crouch Gusset®, Dang Soft®, Dry on the Fly®, Duluth Trading Co®, DuluthFlex®, Fire Hose®, Flexpedition®, Longtail T®, NoGA® ,No Polo Shirt®, No Yank®, Spit & Polish®, and Wild Boar®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including “duluthtrading.com.”

Employees

As of January 28, 2024, we employed 950 full-time and 1,373 part-time and flexible part-time employees, 1,054 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

Our business experiences seasonal fluctuations. Our net sales and net income are generally highest in the fourth fiscal quarter, which includes the holiday sales period. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Further, the impact of certain unusual or non-recurring items, economic conditions, weather or other factors affecting our operations may vary from one year to the next.

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

We may face risks and challenges if we pursue further geographic expansion.

Our expansion into new geographic markets could result in increased competition and merchandising, distribution and other challenges. We may encounter difficulties in attracting customers in our new retail store locations due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, competition with new competitors or with existing competitors with a large, established market presence and seasonal differences in the market. Our ability to expand successfully into other geographic markets will depend on acceptance of our retail store experience by customers in those markets, including our ability to design our stores in a manner that resonates locally and to offer the correct product assortment to appeal to consumers in such markets. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business, results of operations and growth prospects may be materially adversely affected.

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

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who identify with the Duluth Trading brand. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, our national television advertising campaigns are expensive and may not result in the cost-effective acquisition of customers. Furthermore, as our brand has become more widely known in the market, our marketing campaigns have not resulted in acquisition of new customers at the same rate as past campaigns, and this trend may continue in the future.

We also use other paid and non-paid advertising. Our paid advertising includes search engine marketing, display advertising and paid social media. Our non-paid advertising efforts include search engine optimization, non-paid social media and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Yahoo! and Bing. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. Additionally, digital advertising costs may continue to rise and as our usage of these channels expands, such costs may impact our ability to acquire new customers in a cost-effective manner. As usage of these channels by our customer base has not grown as expected, we have suffered a decline in customer growth and net sales. A continued decrease in the level of usage or customer growth may have a material adverse effect on our business, financial condition and operating results.

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

If we fail to achieve our growth strategy, our business, financial condition and operating results could be harmed.

To achieve our growth strategy, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people, information systems and facilities and expand, train and manage our employee base. To support continued growth, we must effectively integrate, develop and motivate a large number of employees. Failure to improve and expand our infrastructure of employees may have a material adverse effect on our business, financial condition and operating results.

Additionally, the growth strategy of our business places significant demands on our management and other employees. The growth of our business may require significant additional resources to meet these daily demands, which may not scale in a cost-effective manner or may negatively affect the quality of our website, retail stores, fulfillment centers, call center and other aspects of the customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of these relationships. If we are unable to achieve the growth strategy of our organization, our business, financial condition and operating results may be materially adversely affected.

Operational Risks

Economic uncertainties may continue to adversely affect our business operations, store and website traffic, employee availability, financial condition, liquidity, and cash flow for an extended period of time.

The ongoing economic uncertainty continues to affect our business operations and it is impossible to predict the effect and ultimate impact of ongoing economic uncertainties.

Business activities continue to face economic uncertainties, including but not limited to increased inflation and interest rates and global supply chain constraints. The economic uncertainties may continue for an extended period and have adversely impacted, and may continue to impact, our business.

As inflationary periods continue, consumer fear may adversely affect traffic to our stores and website. Reductions in customer visits to, and spending at, our stores and website caused by economic uncertainties have resulted in a loss of retail store sales and profits and other material adverse effects. The extent of the impact on our business, financial results, liquidity and cash flows will depend largely on future developments, all of which are highly uncertain and cannot be predicted.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our fulfillment centers in Wisconsin, Iowa, Georgia and Utah. While our reliance on a limited number of fulfillment centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health pandemics, or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a fulfillment center or at points of export or import, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, as has happened in the past, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

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

We rely on third-party service providers to deliver products purchased through our direct-to-consumer channel to our customers and our business could be negatively impacted by disruptions in the operations of these third-party service providers.

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

Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales, increase our costs, diminish our growth prospects, and damage our brand and reputation, which could negatively impact our business, financial condition and results of operations.

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

Our performance is dependent on attracting and retaining a large number of qualified employees. Many of our strategic initiatives require that we hire and/or develop associates with appropriate experience. Attracting and retaining a sufficient number of qualified employees to meet our staffing needs may be difficult, because the competition for these types of personnel is intense. Many of our staffing needs in our stores, fulfillment centers and call center are entry-level or part-time positions with historically high rates of turnover. If we cannot attract and retain employees with the qualifications we deem necessary to meet our staffing needs in our corporate office, stores, fulfillment centers and call center, our ability to effectively operate may be adversely affected. In addition, our staffing needs are especially high during the peak holiday season. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

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

The apparel, footwear and accessories industry has historically been subject to cyclical variations and is particularly affected by adverse trends in the general economy. The success of our business depends on consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, inflation, consumer credit availability, unemployment, stock market performance, extreme weather conditions, energy prices and tax rates in the national, regional and local markets where we sell our products. A decline in actual or perceived economic conditions or other factors could negatively impact the level of consumer spending and have a material adverse impact on our business and results of operations.

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

We may be unable to accurately forecast our operating results and growth rate.

We may not be able to accurately forecast our operating results and growth rate. We use a variety of factors in our forecasting and planning processes, including historical results, recent history and assessments of economic and market conditions, among other things. The growth rates in net sales and profitability that we forecast may not be achieved. The growth of our sales and profitability depends on the growth of demand for the products we offer, and our business is affected by general economic and business conditions. A softening of demand, whether caused by changes in customer preferences or a weakening of the economy or other factors, may result in decreased net sales. In addition, we experience seasonal trends in our business, and this variability may make it difficult to predict net sales and could result in significant fluctuations in our operating results from period to period. Furthermore, most of our expenses and investments are fixed, and we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our net sales results. Failure to accurately forecast our operating results and growth rate could cause our actual results to be materially lower than anticipated, and if our growth rates decline as a result, investors’ perceptions of our business may be adversely affected, and the market price of our Class B common stock could decline.

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

Legal, Tax, Compliance, Reputation and Other Risks

We may be subject to increased labor costs due to external factors, including changes in laws and regulations, and we may be subject to unionization, work stoppages or slowdowns.

Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, actions by our competitors with respect to compensation levels and changing demographics. Currently none of our employees are represented by a union, but our employees have the right to be under the National Labor Relations Act. Changes that adversely impact our ability to meet our labor needs in a cost-effective manner could adversely affect our operating results. In addition, the employer mandate provisions of the Patient Protection and Affordable Health Care Act (the “PPACA”), changes in regulations under the PPACA, changes in federal and state minimum wage laws and other laws and regulations relating to employee benefits could cause us to incur additional wage and benefit costs, which could negatively impact our business, financial condition and results of operations.

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

Due to the rapid pace of change in the apparel, footwear and accessories industry, the length of time it takes to obtain patents and the expense and uncertainty of obtaining patent protection, we have not taken steps to obtain patent protection for many of our innovative product designs. Competitors have attempted to copy our product designs in the past, and we expect that if we are able to raise our national profile, our products may be subject to greater imitation by existing and new competitors. If we are not able to continue rapid innovation of new products and product features, our brand may be harmed and our results of operations may be materially adversely affected.

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

Our Class A common stock has ten votes per share, and our Class B common stock has one vote per share. Given the greater number of votes per share attributed to our Class A common stock, our Chairman, Stephen L. Schlecht, who through his voting trust is our only Class A shareholder, beneficially owns shares representing more than 50% of the voting power of our outstanding capital stock. As a result of our dual class ownership structure, Mr. Schlecht will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. Mr. Schlecht together with our other executive officers, directors and their affiliates, owns shares representing the majority of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, these shareholders will be able to control elections of directors, amendments of our articles of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class B common stock.

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

•changes in operating performance and stock market valuations of other retail companies generally, or those in our industry in particular;

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

A material weakness in our system of internal control over financial reporting was identified.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. As a public company, we are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting, beginning with this Annual Report on Form 10-K for the year ended January 28, 2024. We must also include a report issued by our independent registered public accounting firm based on their audit of our internal controls over financial reporting.

In connection with our assessment of internal control over financial reporting for the fiscal year, we determined that we did not maintain effective internal control over financial reporting because the Company did not perform effective risk assessment related to the mapping of general ledger accounts to the consolidated financial statements resulting in manual controls in the financial reporting process that were not designed to sufficiently mitigate the risk of incorrect presentation of certain general ledger accounts in the consolidated financial statements. While the control deficiency did not result in a material misstatement to the consolidated financial statements, there is a reasonable possibility that a material misstatement of our consolidated financial statements may not have been prevented or detected on a timely basis. We have initiated the appropriate steps to remediate the control deficiency contributing to the material weakness to ensure these controls are designed, implemented and operating effectively.

The occurrence of, or failure to remediate, a material weakness and any future material weaknesses in our internal control over financial reporting or determination that our disclosure controls and procedures are ineffective may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by regulatory authorities, adverse legal action by stakeholders, or a loss of investor confidence and damage to our reputation.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We believe cybersecurity is critical to advancing our “Big Dam Blueprint” vision and recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats defined in Item 106(a) of Regulation S-K. These risks include, among others described in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K: operational risks, fraud, harm to employees or customers and violation of data privacy or security laws. These cybersecurity risks make it necessary that we expend extensive assets on cybersecurity.

Cybersecurity Governance

Our audit committee of our board of the directors is formally charged with oversight of cybersecurity risk. This includes reviewing the Company’s cybersecurity and other information technology risks, controls and procedures, including high-level review of the threat landscape facing the Company and the Company’s strategy to mitigate cybersecurity risks and potential breaches, and the Company’s plan to respond to data breaches.

Identifying and assessing our cybersecurity risk is integrated into our overall risk management systems and processes. As part of our program, our internal audit team facilitates an annual risk assessment that includes assessing cybersecurity and other technology risks. The results are shared with the board of directors during a regular board meeting. In addition, a quarterly cyber risk assessment process run by our information technology team, including our chief technology officer, is shared with the audit committee. The chair of the audit committee reports on significant cybersecurity updates to the full board of directors during executive sessions of our quarterly meetings. Our audit committee members also engage in conversations throughout the year with management on cybersecurity events and discuss any updates to our cybersecurity processes, systems and programs.

Our cybersecurity risk management processes are overseen by leaders from our information technology, compliance and legal teams. Our chief technology officer has over 30 years of experience leading information technology organizations. Other individual leaders within these teams have on average over 20 years of experience in roles involving information technology, including security and compliance.

Cybersecurity Risk Management and Strategy

We have implemented several measures to identify and assess our cybersecurity threats. We self-assess maturity levels along with areas of risk for the cyber kill chain using the ISO/IEC 33004:2015 Process Maturity Model. Within this model, our risk dashboard is continually assessed based on eight key initiatives: reconnaissance, intrusion, exploitation, privilege escalation, lateral movement, obfuscation/anti-forensics, denial of service and exfiltration. Along with this model, we engage and utilize various third parties to measure risk profiles of ourselves and vendors, security threats specific to our Company both internal and external through multiple avenues such as website and social media and perform periodic penetration tests to identify cybersecurity risks and threats to the Company. These evaluations include testing both the design and operational effectiveness of security controls. We recognize a cybersecurity incident experienced by a supplier or vendor could materially impact us. We assess third party cybersecurity controls as part of our third-party information technology risk when integrating new tools or third parties. We contractually require third parties to report cybersecurity incidents to us so we can assess the impact of the incident and any necessary regulatory reporting obligations that may be required. Additionally, as part of the contract management process, new information technology vendors are subject to a cybersecurity review by the information technology team and include cybersecurity and data privacy language, if applicable, in contracts.

Training of employees, utilization of incident response plans, payment card industry audits, and SOX testing are all processes by which we seek to prevent, detect, mitigate and remediate cybersecurity incidents. In the event of a security or data incident, the impact is evaluated, ranked by severity, and prioritized for remediation. Incidents deemed to have a moderate or higher business impact, even if immaterial to the Company, are reported to the audit committee.

Notwithstanding our risk management efforts related to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material or other adverse effect on us. See Item 1A. “Risk Factors” for a discussion of our information technology and cybersecurity risks.

In fiscal 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of January 28, 2024.

Location	Number of Stores	Primary Use	Gross Sq Ft	Leased/Owned
Retail Stores
North East
Connecticut	1	Store	9,792	Leased
Maine	1	Store	12,951	Leased
Massachusetts	1	Store	16,360	Leased
New Jersey	2	Store	24,741	Leased
Pennsylvania	2	Store	34,945	Leased
Rhode Island	1	Store	14,528	Leased
Midwest
Illinois	3	Store	38,410	Leased
Indiana	1	Store	14,557	Leased
Iowa	1	Store	12,249	Leased
Kansas	1	Store	15,385	Leased
Michigan	3	Store	45,588	Leased
Minnesota	4	Store	61,900	Leased
Missouri	2	Store	27,692	Leased
Nebraska	1	Store	15,757	Leased
North Dakota	1	Store	14,557	Leased
Ohio	4	Store	58,420	Leased
South Dakota	1	Store	9,166	Leased
Wisconsin	4	Store	53,246	Leased
South
Alabama	2	Store	31,312	Leased
Arkansas	1	Store	15,656	Leased
Florida	1	Store	14,557	Leased
Georgia	1	Store	20,041	Leased
Kentucky	2	Store	28,582	Leased
North Carolina	2	Store	41,672	Leased
Oklahoma	1	Store	15,536	Leased
Tennessee	2	Store	27,325	Leased
Texas	6	Store	92,212	Leased
Virginia	2	Store	31,828	Leased
West
Alaska	1	Store	25,409	Leased
Colorado	3	Store	52,643	Leased
Oregon	2	Store	39,463	Leased
Utah	1	Store	15,602	Leased
Washington	1	Store	15,656	Leased
Other
Mount Horeb, WI		Photo Studio	7,000	Leased
Belleville, WI		Outlet store	17,890	Owned
Oshkosh, WI		Outlet store	12,777	Leased
Red Wing, MN		Outlet store	15,560	Leased
Mount Horeb, WI		Corporate headquarters	108,000	Leased
Kowloon, Hong Kong		Office	1,855	Leased
Belleville, WI		Fulfillment center	220,000	Owned
Dubuque, IA		Fulfillment center	216,000	Leased
Adairsville, GA		Fulfillment center	494,144	Leased
Salt Lake City, UT		Fulfillment center	228,800	Leased

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

Information about our Executive Officers

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among any officers or director, except as disclosed below, arrangements or understandings between any officer and any other person pursuant to which the officer was selected. The information presented below is as of March 22, 2024.

Name	Age	Office
Samuel M. Sato	60

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

Heena K. Agrawal	48

Ms. Agrawal has served as our Senior Vice President and Chief Financial Officer since February 2024. Ms. Agrawal previously served as the Chief Financial Officer, Global Wrangler and Global Kontoor Supply Chain of Kontoor Brands, Inc. from January 2023 to January 2024, and Chief Financial Officer of Global Wrangler from September 2021 to January 2024. Prior to that, Ms. Agrawal served as the Global Segment Chief Financial Officer, Industrial Segment for Underwriters Laboratories from February 2021 to September 2021, and Connected Technology Appliances & Lighting Global Division Chief Financial Officer for Underwriters Laboratories from October 2019 to February 2021, as well as various leadership positions at Walgreens Boots Alliance from January 2012 to September 2019, most recently serving as Synergy Leader M&A Integration: Rite Aid from 2018 to September 2019 and at Procter & Gamble from 2001 to 2011. Ms. Agrawal holds a Bachelor of Commerce, Accounting, and Taxation degree from Narsee Monjee College of Commerce and Economics and an M.B.A. from Indiana University Kelley School of Business. Ms. Agrawal has been involved in the retail industry for over 20 years.

Albert J. Sutera	57

Mr. Sutera has served as our Senior Vice President, Chief Technology Officer and Logistics since August 2022. Mr. Sutera previously served as the Chief Technology Officer of JD Sports Fashion / Finish Line from March 2016 through August 2021, where Mr. Sutera oversaw the company’s information and technology functions and digital operational solutions. Before that, Mr. Sutera served as the Chief Technology Officer for the Hudson’s Bay Company from 2013 to 2016 and Chief Technology Officer & Digital Operations for Saks Fifth Avenue from 2007 to 2013. Earlier in his career, he held senior technology roles with companies including JetBlue Airways, Liberty Travel / GOGO Worldwide Vacations, Volvo North America, and General Electric.

David S. Homolka	57

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

Richard W. Schlecht	43

Mr. Schlecht has served as our Senior Vice President of Product Development and Sourcing since October 2023, and has previously served as our Senior Vice President of Product, Merchandise and Inventory from March 2022 to October 2023, Senior Vice President of Product, Visual and Creative from February 2020 to March 2022, Vice President of Product Development from March 2016 to February 2020 and Director of Product Development from September 2013 to March 2016. Mr. Schlecht holds a BSBA degree with a minor in Statistics from Denver University. Mr. Schlecht is the son of Stephen L. Schlecht, the Chairman of the Board of Directors of Duluth Holdings Inc.

Neala K. Shepherd	47

Ms. Shepherd has served as our Senior Vice President of Brand and Marketing since October 2023, serving as caretaker of the brand and voice of customer experience across all facets of the Company. She previously served as our Senior Vice President of Customer Experience from March 2022 to October 2023, Vice President of Merchandising and Marketing from May 2020 to March 2022 and Vice President of Marketing from February 2019 to May 2020. Prior to joining Duluth Trading, she served as Senior Director of Marketing for The Buckle, a leading specialty retailer in fashion apparel, from October 2017 to 2019. Previously, she spent 15 years at Cabela’s in a variety of leadership roles across marketing, advertising, creative and brand, most recently serving as Senior Director of Marketing from September 2015 to October 2017. She earned a B.S. degree in Communications / Marketing from Oklahoma Christian University in 1999.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Listing and Trading

Our Class B common stock has been traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015. Our Class A common stock is neither listed nor traded on an exchange.

Shareholders of Record

As of March 5, 2024, there were approximately 107 holders of record, based upon data provided by our transfer agent, of our Class B common stock, one of whom is the sole holder of our Class A common stock. We believe the number of beneficial holders of the Company’s Class B common stock is in excess of this amount.

Dividends

Our Class B common stock began trading on November 19, 2015. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this Item concerning our Equity Compensation Plan Information is set forth in our definitive proxy statement for our 2024 annual meeting of shareholders to be held on May 23, 2024 (the “Proxy Statement”) under the caption “Proposal Four: Approval of the 2024 Equity Incentive Plan of Duluth Holdings, Inc.”, and is incorporated herein by reference.

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

Management’s discussion focuses on fiscal 2023 results compared to fiscal 2022. Fiscal year 2023 and 2022 were 52-week periods. For a discussion of fiscal 2022 results compared to fiscal 2021, refer to the Company’s Annual Report on Form 10-K for the year ended January 29, 2023.

Overview

We are a lifestyle brand of men’s and women’s workwear, casual wear, outdoor apparel and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of January 28, 2024, we operated 62 retail stores and three outlet stores.

We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck Naked® underwear, Fire Hose® work pants and No-Yank® Tank, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a heritage in workwear that transcends tradesmen and appeals to a broad demographic for everyday and on-the-job use.

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

A summary of our financial results is as follows:

•Net sales in fiscal 2023 decreased by 1.0% over the prior year to $646.7 million;

•Net loss in fiscal 2023 was ($9.4) million compared to prior year net income of $2.2 million; and

•Adjusted EBITDA in fiscal 2023 decreased 23.2% over the prior year to $33.4 million.

See “Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

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

Economic Conditions

The United States economy has experienced high inflation during 2022 and 2023 and there are expectations in the market that inflation may remain at elevated levels.

The ultimate impact of higher inflationary periods and efforts to control inflation on our operational and financial performance still depends on future developments outside of our control. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand.

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

We define Adjusted EBITDA as consolidated net (loss) income before depreciation and amortization, interest expense and provision for income taxes adjusted for the impact of certain items, including non-cash and other items we do not consider representative of our ongoing operating performance. We believe Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

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

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	January 28, 2024	January 29, 2023
(in thousands)
Net sales	646,681	653,307
Cost of goods sold (excluding depreciation and amortization)	321,710	309,872
Gross profit	324,971	343,435
Selling, general and administrative expenses	333,804	337,204
Operating (loss) income	(8,833)	6,231
Interest expense	4,156	3,653
Other income, net	923	376
(Loss) income before income taxes	(12,066)	2,954
Income tax (benefit) expense	(2,693)	708
Net (loss) income	(9,373)	2,246
Less: Net income (loss) attributable to noncontrolling interest	(17)	(58)
Net (loss) income attributable to controlling interest	$(9,356)	$2,304
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	49.7%	47.4%
Gross profit	50.3%	52.6%
Selling, general and administrative expenses	51.6%	51.6%
Operating (loss) income	(1.4)%	1.0%
Interest expense	0.6%	0.6%
Other income, net	0.1%	—%
(Loss) income before income taxes	(1.9)%	0.5%
Income tax (benefit) expense	(0.4)%	0.1%
Net (loss) income	(1.4)%	0.3%
Less: Net income (loss) attributable to noncontrolling interest	—%	—%
Net (loss) income attributable to controlling interest	(1.4)%	0.3%

Fiscal 2023 Compared to Fiscal 2022

Net Sales

Net sales decreased $6.6 million, or 1.0%, to $646.7 million in fiscal 2023 compared to $653.3 million in fiscal 2022.

Store market net sales decreased $11.4 million, or 2.5%, to $445.1 million in fiscal 2023 compared to $456.5 million in fiscal 2022. Net sales in non-store markets increased $4.4 million, or 2.3%, to $196.0 million in fiscal 2023 compared to $191.6 million in fiscal 2022.

Gross Profit

Gross profit decreased $18.5 million, or 5.4%, to $325.0 million in fiscal 2023 compared to $343.4 million in fiscal 2022. As a percentage of net sales, gross margin decreased to 50.3% of net sales in fiscal 2023 compared to 52.6% of net sales in fiscal 2022. The decrease in gross margin rate was primarily due to a lower mix of full price sales as customers purchasing activity increased during periods of promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.4 million, or 1.0%, to $333.8 million in fiscal 2023 compared to $337.2 million in fiscal 2022. Selling, general and administrative expenses as a percentage of net sales was 51.6% in fiscal 2023 and fiscal 2022.

Interest Expense

Interest expense increased $0.5 million to $4.2 million in fiscal 2023 compared to $3.7 million in fiscal 2022. The increase in interest expense was primarily attributable to increased interest rates on outstanding debt in fiscal 2023 compared to fiscal 2022.

Income Taxes

Income tax benefit was $2.7 million in fiscal 2023 compared to income tax expense of $0.7 million in fiscal 2022. Our effective tax rate related to controlling interest was 22.4% in fiscal 2023 compared to 23.5% in fiscal 2022.

Net (Loss) Income Attributable to Controlling Interest

Net loss attributable to controlling interest was ($9.4) million in fiscal 2023 compared to net income attributable to controlling interest of $2.3 million in fiscal 2022, due to the factors discussed above.

Non-GAAP Financial Measures

See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA and Free Cash Flow.

Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA

The following table represents reconciliations of net (loss) income to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated below.

	Fiscal Year Ended
	January 28, 2024	January 29, 2023
(in thousands)
Net (loss) income	$(9,373)	$2,246
Depreciation and amortization	32,159	30,810
Amortization of internal-use software hosting subscription implementation costs	4,961	3,392
Interest expense	4,156	3,653
Income tax (benefit) expense	(2,693)	708
EBITDA (non-GAAP)	29,210	40,809
Stock based compensation	4,195	2,711
Adjusted EBITDA (non-GAAP)	$33,405	$43,520

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $10.1 million, or 23.2%, to $33.4 million in fiscal 2023 compared to $43.5 million in fiscal 2022. As a percentage of net sales, Adjusted EBITDA decreased to 5.2% of net sales in fiscal 2023 compared to 6.7% of net sales in fiscal 2022.

Free Cash Flow

The following table represents a reconciliation of Net cash provided by operating activities, the most comparable U.S. GAAP financial measure, to free cash flow.

	Fiscal Year Ended
	January 28, 2024	January 29, 2023
(in thousands)
Net cash provided by (used in) operating activities	$38,673	$(1,396)
Purchases of property and equipment	(49,086)	(27,065)
Free Cash Flow (non-GAAP)	$(10,413)	$(28,461)

Free cash flow increased $18.0 million to ($10.4) million in fiscal 2023 compared to ($28.5) million in fiscal 2022. The increase was primarily driven by lower inventory levels, partially offset by higher purchases of property and equipment.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. As of January 28, 2024 our working capital was $78.5 million, which includes cash and cash equivalents of $32.2 million.

We spent $53.2 million in fiscal 2023 on capital expenditures, inclusive of investments in software hosting implementation costs, which are included in Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets. We expect to spend approximately $25.2 million in fiscal 2024 on capital expenditures. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which typically occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	January 28, 2024	January 29, 2023
(in thousands)
Net cash provided by (used in) operating activities	$38,673	$(1,396)
Net cash used in investing activities	(48,718)	(26,873)
Net cash used in financing activities	(3,346)	(3,234)
Decrease in cash and cash equivalents	$(13,391)	$(31,503)

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2023, net cash provided by operating activities was $38.7 million, which primarily consisted of non-cash depreciation and amortization of $32.2 million, amortization of stock-based compensation of $4.2 million and cash provided by operating assets and liabilities of $13.7 million, which was partially offset by net loss of ($9.4) million. The cash provided by operating assets and liabilities of $13.7 million primarily consisted of a $29.2 million decrease in inventory partially offset by a $5.4 million and $5.1 million decrease in trade accounts payable and accrued expenses, respectively.

For fiscal 2022, net cash used in operating activities was $1.4 million, which primarily consisted of net income of $2.2 million, non-cash depreciation and amortization of $30.8 million, amortization of stock-based compensation of $2.7 million, which was offset by cash used in operating assets and liabilities of $37.2 million. The cash used in operating assets and liabilities of $37.2 million primarily consisted of a $32.3 million increase in inventory, primarily due to the pull forward of spring receipts, and a $11.8 million decrease in accrued expenses, partially offset by a $12.7 million increase in trade accounts payable.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures related to a new fulfillment center and information technology.

For fiscal 2023, net cash used in investing activities was $48.7 million, driven by purchases of property and equipment of $49.1 million, primarily related to the Adairsville, Georgia fulfillment center.

For fiscal 2022, net cash used in investing activities was $26.9 million, driven by purchases of property and equipment of $27.1 million, primarily related to the Adairsville, Georgia fulfillment center.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit and other long-term debt, as well as payments on finance lease obligations.

For fiscal 2023 and fiscal 2022, net cash used in financing activities was $3.3 million and $3.2 million, respectively, primarily consisting of payments on finance lease obligations.

Credit Agreement

On May 14, 2021, the Company terminated its prior credit agreement, and entered into a credit agreement (the “Credit Agreement”), which was treated as a modification for accounting purposes. The Credit Agreement originally matured on May 14, 2026 and provided for borrowings of up to $150.0 million that were available under a revolving senior credit facility, with a $5.0 million sublimit for issuance of standby letters of credit, as well as a $10.0 million sublimit for swing line loans. At the Company’s option, the interest rate applicable to the revolving senior credit facility was a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.25% to 2.00% determined based on the Company’s rent adjusted leverage ratio, or (ii) the base rate plus the applicable rate of 0.25% to 1.00% based on the Company’s rent adjusted leverage ratio. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement.

On July 8, 2022, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”), which was treated as a modification for accounting purposes. The First Amendment amends the Credit Agreement in order to (i) increase the revolving commitment from $150.0 million to $200.0 million; (ii) extend the maturity date from May 14, 2026 to July 8, 2027; (iii) amend the pricing index to replace BSBY with the Term Secured Overnight Financing Rate; and (iv) reduce the commitment fee in some instances. As of and for the fiscal year ended January 28, 2024, we were in compliance with all financial and non-financial covenants.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established if it is more likely than not that some portion or all of the deferred income tax asset will not be realized. No valuation allowance was recognized for the years ended January 28, 2024 or January 29, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Duluth Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc. (the Company) as of January 28, 2024 and January 29, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 22, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Product return reserve

As discussed in Note 5 to the consolidated financial statements, as of January 28, 2024 the Company recorded $5,541 thousand in reserves for product returns within accrued expenses and other current liabilities. Management estimates the product return reserve using its own historical sales and product return information.

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

March 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Duluth Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Duluth Holdings, Inc.’s (the Company) internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2024 and January 29, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the mapping of general ledger accounts to the consolidated financial statements has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 28, 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Milwaukee, Wisconsin

March 22, 2024

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	January 28, 2024	January 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$32,157	$45,548
Receivables	5,955	6,041
Income taxes receivable	617	—
Inventory, net	125,757	154,922
Prepaid expenses & other current assets	16,488	15,154
Total current assets	180,974	221,665
Property and equipment, net	132,718	116,527
Operating lease right-of-use assets	121,430	131,753
Finance lease right-of-use assets, net	40,315	43,243
Available-for-sale security	4,986	5,539
Other assets, net	9,020	8,727
Deferred tax asset	1,010	—
Total assets	$490,453	$527,454
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$51,122	$56,547
Accrued expenses and other current liabilities	30,930	40,815
Income tax payable	—	1,761
Current portion of operating lease liabilities	16,401	15,571
Current portion of finance lease liabilities	3,149	2,842
Current maturities of TRI long-term debt	847	768
Total current liabilities	102,449	118,304
Operating lease liabilities, less current portion	106,413	117,366
Finance lease liabilities, less current portion	34,276	37,425
TRI long-term debt, less current maturities	25,141	25,913
Deferred tax liabilities	—	1,249
Total liabilities	268,279	300,257
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of January 28, 2024 and January 29, 2023	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of January 28, 2024 and January 29, 2023	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 31,178 shares issued and 31,023 shares outstanding as of January 28, 2024 and 30,191 shares issued and 30,079 outstanding as of January 29, 2023	—	—
Treasury stock, at cost; 155 and 112 shares as of January 28, 2024 and January 29, 2023, respectively	(1,738)	(1,459)
Capital stock	103,579	98,842
Retained earnings	123,816	133,172
Accumulated other comprehensive income	(427)	(148)
Total shareholders' equity of Duluth Holdings Inc.	225,230	230,407
Noncontrolling interest	(3,056)	(3,210)
Total shareholders' equity	222,174	227,197
Total liabilities and shareholders' equity	$490,453	$527,454

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	January 28, 2024	January 29, 2023
Net sales	$646,681	$653,307
Cost of goods sold (excluding depreciation and amortization)	321,710	309,872
Gross profit	324,971	343,435
Selling, general and administrative expenses	333,804	337,204
Operating (loss) income	(8,833)	6,231
Interest expense	4,156	3,653
Other income, net	923	376
(Loss) income before income taxes	(12,066)	2,954
Income tax (benefit) expense	(2,693)	708
Net (loss) income	(9,373)	2,246
Less: Net income (loss) attributable to noncontrolling interest	(17)	(58)
Net (loss) income attributable to controlling interest	$(9,356)	$2,304
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	32,955	32,772
Net (loss) income per share attributable to controlling interest	$(0.28)	$0.07
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	32,955	32,991
Net (loss) income per share attributable to controlling interest	$(0.28)	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	January 28, 2024	January 29, 2023
Net (loss) income	$(9,373)	$2,246
Other comprehensive (loss) income
Securities available-for-sale:
Unrealized security loss	(372)	(852)
Income tax benefit	(93)	(215)
Other comprehensive loss	(279)	(637)
Comprehensive (loss) income	(9,652)	1,609
Comprehensive income (loss) attributable to noncontrolling interest	(17)	(58)
Comprehensive (loss) income attributable to controlling interest	$(9,635)	$1,667

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entities	equity
Balance at January 30, 2022	33,071	$95,515	$(1,002)	$130,868	$489	$(3,152)	$222,718
Issuance of common stock	457	616	—	—	—	—	616
Stock-based compensation	—	2,711	—	—	—	—	2,711
Restricted stock forfeitures	(54)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(31)	—	(457)	—	—	—	(457)
Other comprehensive loss	—	—	—	—	(637)		(637)
Net income (loss)	—	—	—	2,304	—	(58)	2,246
Balance at January 29, 2023	33,443	$98,842	$(1,459)	$133,172	$(148)	$(3,210)	$227,197
Issuance of common stock	1,243	542	—	—	—	—	542
Stock-based compensation	—	4,195	—	—	—	—	4,195
Restricted stock forfeitures	(257)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(42)	—	(279)	—	—	—	(279)
Changes in the TRI Holdings, LLC Consolidation	—	—	—	—	—	171	171
Other comprehensive loss	—	—	—	—	(279)	—	(279)
Net (loss) income	—	—	—	(9,356)	—	(17)	(9,373)
Balance at January 28, 2024	34,387	$103,579	$(1,738)	$123,816	$(427)	$(3,056)	$222,174

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	January 28, 2024	January 29, 2023
Cash flows from operating activities:
Net (loss) income	$(9,373)	$2,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,159	30,810
Stock-based compensation	4,195	2,711
Deferred income taxes	(2,166)	(1,403)
Loss on disposal of property and equipment	130	1,392
Changes in operating assets and liabilities:
Receivables	86	(586)
Income taxes receivable	(617)	—
Inventory	29,165	(32,250)
Prepaid expense & other assets	(1,675)	5,101
Software hosting implementation costs, net	(216)	(6,121)
Deferred catalog costs	—	10
Trade accounts payable	(5,449)	12,685
Income taxes payable	(1,761)	(5,053)
Accrued expenses and deferred rent obligations	(5,141)	(11,768)
Other	58	(365)
Noncash lease impacts	(722)	1,195
Net cash provided by (used in) operating activities	38,673	(1,396)
Cash flows from investing activities:
Purchases of property and equipment	(49,086)	(27,065)
Principal receipts from available-for-sale security	181	164
Proceeds from disposal of PP&E	16	28
Changes in the TRI Holdings, LLC Consolidation	171	—
Net cash used in investing activities	(48,718)	(26,873)
Cash flows from financing activities:
Proceeds from line of credit	56,000	—
Payments on line of credit	(56,000)	—
Proceeds from long term debt	—	25,000
Payments on long term debt	—	(25,000)
Payments on TRI long term debt	(767)	(692)
Payments on finance lease obligations	(2,842)	(2,701)
Shares withheld for tax payments on vested restricted stock	(279)	(457)
Other	542	616
Net cash used in financing activities	(3,346)	(3,234)
Decrease in cash and cash equivalents	(13,391)	(31,503)
Cash and cash equivalents at beginning of period	45,548	77,051
Cash and cash equivalents at end of period	$32,157	$45,548
Supplemental disclosure of cash flow information:
Interest paid	$4,156	$3,653
Income taxes paid	$2,026	$7,223
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,874	$8,783

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

In 2010, the Company initiated its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of January 28, 2024, the Company operated 62 retail stores and three outlet stores. The Company identifies its operating segments according to how its business activities are managed and evaluated. The Company continues to grow its omnichannel distribution network which allows the consumer to interact with the Company through a consistent customer experience whether on the Company website or at Company stores. The Company has one reportable external segment, consistent with the Company’s omnichannel business approach. The Company’s revenues generated outside the United States were insignificant.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2023 and Fiscal 2022 ended on January 28, 2024 and January 29, 2023, respectively. Fiscal 2023 and Fiscal 2022 were each a 52-week period.

Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

Revision of Prior Period Financial Information

The Company has revised its Consolidated Balance Sheet as of January 29, 2023 and related notes included herein to correct immaterial classification errors in Property and equipment, Prepaid expenses and Finance lease right-of-use assets, net. Revisions have been reflected in the Consolidated Balance Sheet as of January 29, 2023 to increase Property and equipment by $8.2 million and decrease Prepaid expenses and Finance lease right-of-use assets, net by $4.2 million and $4.0 million, respectively. The Company also revised the fiscal 2022 Consolidated Statement of Cash Flows to decrease cash flows used in operating activities by $4.2 million and increase cash flows used in investing activities by $4.2 million. There were no changes to previously reported net income, total assets, or shareholders’ equity.

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold		Selling, General and Administrative Expenses
•	Direct cost of purchased merchandise	•	Payroll and payroll-related expenses
•	Inventory shrinkage and inventory adjustments due to obsolescence	•	Occupancy expenses related to stores and operations at the Company's headquarters, including utilities
•	Inbound freight	•	Depreciation and amortization
•	Freight from the Company's fulfillment centers to its stores	•	Advertising expenses including: digital, television, and social media advertising; catalog production and mailing; and print advertising costs
		•	Freight associated with shipping product to customers
		•	Consulting and professional fees

Advertising and Catalog Expenses

The Company’s advertising and catalog expense primarily consists of web marketing programs, social media and radio and television advertisements, which are expensed as they are incurred. The Company’s direct-response advertising consists of producing, printing and mailing catalogs, which are expensed upon receipt by customers.

Advertising and Catalog expenses were $69.0 million and $76.3 million for fiscal 2023 and fiscal 2022, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $47.2 million and $44.0 million for fiscal 2023 and fiscal 2022, respectively.

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

Significant Suppliers

The Company’s principal supplier of inventory accounted for 59% and 56% of total inventory expenditures in fiscal 2023 and fiscal 2022, respectively. The Company also had a second supplier that accounted for 10% and 11% of total inventory expenditures in fiscal 2023 and fiscal 2022, respectively.

Inventories

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess, obsolete items and shrinkage was $1.4 million and $1.8 million as of January 28, 2024 and January 29, 2023, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment consist of the following:

	January 28, 2024	January 29, 2023
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	56,850	49,450
Buildings	36,191	36,183
Vehicles	121	161
Warehouse equipment	66,481	25,951
Office equipment and furniture	54,294	53,713
Computer equipment	11,142	9,185
Software	39,923	36,260
	269,488	215,389
Accumulated depreciation and amortization	(140,551)	(115,026)
	128,937	100,363
Construction in progress	3,781	16,164
Property and equipment, net	$132,718	$116,527

The Company recorded depreciation expense of $28.0 million and $26.7 million for fiscal 2023 and fiscal 2022, respectively. The Company expenses as incurred all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	January 28, 2024	January 29, 2023
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,778	$2,373
Current software hosting implementation costs, net	3,353	3,074
Other prepaid expenses	10,357	9,707
Prepaid expenses & other current assets	$16,488	$15,154

Other assets, net
Goodwill	$402	$402
Intangible assets, net	436	450
Non-current software hosting implementation costs	6,705	6,148
Other assets, net	1,477	1,727
Other assets, net	$9,020	$8,727

Software Hosting Implementation Costs

Software hosting implementation costs includes costs of implementation activities of certain cloud computing arrangements in accordance with Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). Amortization expense was $5.0 million and $3.6 million for fiscal 2023 and fiscal 2022, respectively. Accumulated amortization was $10.4 million and $5.4 million for fiscal 2023 and fiscal 2022, respectively. See Note 12 “Recent Accounting Pronouncements” for more information.

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

Management performed its annual qualitative assessment of goodwill as of December 31, 2023 and 2022, which included assessed factors such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance and determined that it was more likely than not that the fair value of the Company was greater than its carrying amount; as such, no further evaluation of goodwill was deemed necessary. No impairment was recognized for the years ended January 28, 2024 or January 29, 2023.

Intangible Assets and Other Assets

Intangible assets and other assets include loan origination fees and trade names which are amortized over their estimated useful lives ranging from three years to fifteen years. Other assets also primarily include security deposits required by certain of the Company’s lease agreements and prepaid expenses. Amortization expense was $0.2 million for fiscal 2023 and fiscal 2022. Accumulated amortization was $1.0 million and $0.8 million as of January 28, 2024 and January 29, 2023, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Scheduled future amortization of amortizable other assets is as follows as of January 28, 2024:

Fiscal year
(in thousands)
2024	$191
2025	157
2026	92
2027	22
2028	2
Thereafter	6
$470

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

For fiscal 2023, management did not identify any events or changes in circumstances that indicated the potential impairment of long-lived assets.

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

Total stock compensation expense associated with restricted stock recognized by the Company was $4.2 million and $2.7 million for fiscal 2023 and fiscal 2022, respectively, and is included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The following is a summary of the activity in the Company’s unvested restricted stock during the years ended January 28, 2024 and January 29, 2023:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at January 30, 2022	405,334	13.54
Granted	392,497	10.99
Vested	(124,773)	13.44
Forfeited	(54,286)	12.20
Outstanding at January 29, 2023	618,772	12.05
Granted	1,168,316	6.51
Vested	(164,116)	12.22
Forfeited	(255,702)	5.73
Outstanding at January 28, 2024	1,367,270	$8.77

At January 28, 2024, the Company had unrecognized compensation expense of $6.4 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years.

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

Other Comprehensive Income

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2023 and fiscal 2022, other comprehensive income consists of changes in unrealized gains and losses on the Company’s available-for-sale security, net of taxes.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Company’s assets and liabilities measured at fair value are categorized as Level 1 or Level 3 instruments. The fair value of the Company’s money market account is obtained from real-time quotes for transactions in active exchange markets involving identical assets (Level 1). The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During fiscal 2023, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s money market account and available-for-sale security along with the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows.

	January 28, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$28,396	$—	$—	$28,396

Level 3 security:
Corporate trust	$5,556	$—	$(570)	$4,986

	January 29, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$25,031	$—	$—	$25,031

Level 3 security:
Corporate trust	$5,737	$—	$(198)	$5,539

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its security on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the Consolidated Statements of Operations in fiscal 2023 or fiscal 2022.

The following table presents the future receipts related to the Company’s available-for-sale security by contractual maturity as of January 28, 2024.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$200	$161
After one year through five years	1,320	1,127
After five years through ten years	1,984	1,791
After ten years	2,052	1,907
Total	$5,556	$4,986

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

January 28, 2024	January 29, 2023

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TRI Long-term debt, including short-term portion	$25,988	$23,554	$26,681	$26,172

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

In addition to rent payments, leases for retail space contain payments for real estate taxes, insurance costs, common area maintenance, and utilities that are not fixed. The Company accounts for these costs as variable lease expenses and does not include such costs as a lease component.

The expense components of the Company’s leases reflected on the Company’s Consolidated Statement of Operations were as follows:

	Consolidated Statement of Operations	January 28, 2024	January 29, 2023
(in thousands)
Finance lease expense
Amortization of right-of-use assets	Selling, general and administrative expenses	$3,361	$3,361
Interest on lease liabilities	Interest expense	1,709	1,822
Total finance lease expense		$5,070	$5,183
Operating lease expense	Selling, general and administrative expenses	$20,267	$18,725
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	1,284	1,284
Variable lease expense	Selling, general and administrative expenses	10,927	10,380
Total lease expense		$37,548	$35,572

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Other information related to leases were as follows:

	January 28, 2024	January 29, 2023
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,842	$2,701
Operating cash flows from finance leases	$1,709	$1,822
Operating cash flows from operating leases	$20,842	$18,477

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,468	$25,297

Weighted-average remaining lease term (in years):
Finance leases	10	11
Operating leases	7	8

Weighted-average discount rate:
Finance leases	4.5%	4.4%
Operating leases	4.2%	4.1%

Future minimum lease payments under the non-cancellable leases are as follows as of January 28, 2024:

	Finance	Operating
Fiscal year	Leases	Leases
(in thousands)
2024	$4,736	$21,205
2025	5,099	20,613
2026	3,993	19,660
2027	3,993	18,411
2028	4,017	16,631
Thereafter	25,214	46,794
Total future minimum lease payments	$47,052	$143,314
Less - Discount	9,627	20,500
Lease liability	$37,425	$122,814

Total rent expense under non-cancellable leases was $21.8 million and $20.0 million for fiscal 2023 and fiscal 2022, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

4.  DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	January 28, 2024	January 29, 2023
(in thousands)
TRI Senior Secured Note	$22,488	$23,181
TRI Note	3,500	3,500
	$25,988	$26,681
Less: current maturities	847	768
TRI Long-term debt	$25,141	$25,913

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

Credit Agreement

On May 14, 2021, the Company terminated its prior credit agreement, and entered into a credit agreement (the “Credit Agreement”), which was treated as a modification for accounting purposes. The Credit Agreement originally matured on May 14, 2026 and provided for borrowings of up to $150.0 million that were available under a revolving senior credit facility, with a $5.0 million sublimit for issuance of standby letters of credit, as well as a $10.0 million sublimit for swing line loans. At the Company’s option, the interest rate applicable to the revolving senior credit facility was a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.25% to 2.00% determined based on the Company’s rent adjusted leverage ratio, or (ii) the base rate plus the applicable rate of 0.25% to 1.00% based on the Company’s rent adjusted leverage ratio. The Credit Agreement is secured by essentially all Company assets and requires the Company to maintain compliance with certain financial and non-financial covenants, including a maximum rent adjusted leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement.

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

As of January 28, 2024, and for the fiscal year then ended, the Company was in compliance with all financial and non-financial covenants in the Credit Agreement.

 Future principal maturities of all TRI debt, excluding unamortized financing fees of $1.1 million associated with the TRI debt are as follows as of January 28, 2024:

Fiscal year
(in thousands)
2024	$847
2025	931
2026	1,020
2027	1,114
2028	1,214
Thereafter	21,944

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

$27,070

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 28, 2024	January 29, 2023
(in thousands)
Salaries and benefits	$2,692	$2,404
Deferred revenue	9,579	10,249
Freight	4,001	7,193
Product returns	5,541	5,168
Unpaid purchases of property & equipment	765	6,271
Accrued advertising	1,129	2,020
Other	7,223	7,510
Total accrued expenses and other current liabilities	$30,930	$40,815

6.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of January 28, 2024 and January 29, 2023.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Consolidated Balance Sheets include the following amounts as a result of the consolidation of TRI as of January 28, 2024 and January 29, 2023.

	January 28, 2024	January 29, 2023
(in thousands)
Cash	$17	$20
Property and equipment, net	22,941	23,612
Total assets	$22,958	$23,632

Other current liabilities	$26	$161
Current maturities of TRI long-term debt	847	768
TRI long-term debt	25,141	25,913
Noncontrolling interest in VIE	(3,056)	(3,210)
Total liabilities and shareholders' equity	$22,958	$23,632

While the Balance Sheet is consolidated in accordance with ASC Topic 810, Consolidation, the Company is not the guarantor nor the obligor of the TRI debt.

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

	Fiscal Year Ended
	January 28, 2024	January 29, 2023
(in thousands, except per share data)
Numerator - net (loss) income attributable to controlling interest	$(9,356)	$2,304
Denominator - weighted average shares (Class A and Class B)
Basic	32,955	32,772
Dilutive shares	—	219
Diluted	32,955	32,991
Earnings per share (Class A and Class B)
Basic	$(0.28)	$0.07
Diluted	$(0.28)	$0.07

The computation of diluted loss per share excluded 0.4 million shares of unvested restricted stock for the fiscal year ended January 28, 2024, respectively, because their inclusion would be anti-dilutive due to a net loss.

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

Sales disaggregated based upon sales channel is presented below.

	January 28, 2024	January 29, 2023
(in thousands)
Direct-to-consumer	$425,562	$412,123
Stores	221,119	241,184

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

$646,681	$653,307

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

Contract assets and liabilities on the Company’s Consolidated Balance Sheets are presented in the following table:

	January 28, 2024	January 29, 2023
(in thousands)
Contract assets	$2,778	$2,373
Contract liabilities	$9,579	$10,249

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

	January 28, 2024	January 29, 2023
(in thousands)
Balance as of Beginning of Period	$10,249	$10,791
Gift cards sold	18,116	17,330
Gift cards redeemed	(16,940)	(16,265)
Gift card breakage	(1,846)	(1,607)
Balance as of End of Period	$9,579	$10,249

9.  INCOME TAXES

The components of income tax expense were as follows:

	Fiscal Year Ended

	January 28, 2024	January 29, 2023
(in thousands)
Current:
Federal	$(638)	$1,158
State	230	953
	(408)	2,111
Deferred:
Federal	(1,710)	(884)
State	(575)	(519)
	(2,285)	(1,403)
Total income tax expense	$(2,693)	$708

The tax effects of unrealized gains and losses on securities are components of other comprehensive income and therefore excluded from deferred tax expense.

Realization of the deferred tax asset over time is dependent upon the Company generating sufficient taxable earnings in future periods. In making the determination that the realization of the deferred tax was more likely than not, the Company considered several factors including its recent earnings history, its expected earnings in the future, and appropriate tax planning

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

strategies. The Company believes it will be able to fully utilize its established deferred tax assets and therefore no valuation allowance has been established as of January 28, 2024 and January 29, 2023.

The reconciliation of income tax expense to the amount computed at the federal statutory rate was as follows:

	Fiscal Year Ended

	January 28, 2024		January 29, 2023
(in thousands)
Federal taxes at statutory rate	$(2,524)	21.0%	$633	21.0%
State and local income taxes, net of federal benefit	(390)	3.2%	144	4.8%
Stock compensation price difference	150	(1.2)%	6	0.2%
Research and development tax credits	(283)	2.4%	(296)	(9.8)%
Nondeductible compensation	384	(3.2)%	182	6.0%
Adjustments to uncertain tax positions	(164)	1.4	(10)	(0.4)%
Other	134	(1.2)%	49	1.7%
Total income tax expense	$(2,693)	22.4%	$708	23.5%

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	January 28, 2024	January 29, 2023
(in thousands)
Deferred tax assets:
Returns allowance	$1,402	$1,304
Uniform inventory capitalization	3,637	3,870
Unrealized loss on investment	144	50
Federal and state credit	426	38
Lease liability	52,642	54,648
Accruals	389	303
Stock-based compensation	491	341
Advance payments	687	751
Business Interest limitation	127	—
Unrecognized tax benefits	3	7
Charitable contributions	181	87
Research and development	1,723	1,288
Federal and state NOL	5,183	4
Total deferred tax assets	67,035	62,691

Deferred tax liabilities:
Property and equipment	12,641	8,439
Prepaid expenses	949	822
Right-of-use asset	52,006	54,475
Goodwill and intangibles	71	69
Inventory reserve	358	135
Total deferred tax liabilities	66,025	63,940
Net deferred tax assets (liabilities)	$1,010	$(1,249)

As of January 28, 2024, we had state net operating losses (“NOL”) of approximately $7.6 million, with deferred tax assets of $0.3 million related to these state NOLs. These state net operating loss carryforwards expire at various intervals from 2029 through 2044. The federal NOL is approximately $23.0 million, with deferred tax asset of $4.8 million related to the federal NOL.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 28, 2024	January 29, 2023
(in thousands)

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Balance beginning of year	$287	$297
Additions for tax positions in prior years	(74)	(2)
Additions for tax positions in current year	37	11
Statute of limitations	(131)	(19)
Balance at end of year	$119	$287

If recognized, $0.1 million of the Company’s unrecognized tax benefits as of January 28, 2024, would affect the Company’s effective tax rate. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no material amounts recorded as tax expense for interest or penalties for the years ended January 29, 2023.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax years 2020 through 2022, and state tax returns for tax years 2019 through 2022, are open for examination.

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

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2023.

The Company’s total expenses under the Plan were $2.2 million and $2.3 million for fiscal 2023 and fiscal 2022, respectively.

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

12.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Intangibles – Goodwill and Other – Internal-use Software

On February 3, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”) which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the new internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The new internal-use software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The Company adopted ASU 2018-15 using the prospective method. In fiscal 2023 and 2022, $10.1 million and $9.2 million of capitalized costs associated with implementation activities, net of amortization are classified within Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets, respectively, and $5.0 million and $3.6 million of related amortization costs are included in Selling, general and administrative expenses on the Company’s Consolidated Statement of Operations, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as “CECL”. In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. On November 15, 2019, the FASB issued ASU No. 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815, and Leases (Topic 842),” (ASU 2019-10”), which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2019-10 amends the effective dates for ASU 2016-13 for smaller reporting companies with fiscal years beginning after December 15, 2022, and interim periods within those years. The Company adopted ASU 2016-13 on January 30, 2023, the first day of the Company’s first quarter for the fiscal year ending January 28, 2024, the Company’s fiscal year 2023. ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

Recently Accounting Pronouncements Not Yet Adopted

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The new guidance is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. This new guidance will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. Management is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 28, 2024 and January 29, 2023

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended January 28, 2024	$1,837	$—	$—	$(476)	$1,361
Year ended January 29, 2023	2,372	$—	$—	$(535)	$1,837

Product returns reserve
Year ended January 28, 2024	$5,168	$373	$—	$—	$5,541
Year ended January 29, 2023	5,439	$—	$—	$(271)	$5,168

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 28, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of January 28, 2024 due to the material weakness in our internal control over financial reporting, as described below.

In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, management believes that the Company’s consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Audit Committee of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of January 28, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of January 28, 2024, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

The Company did not perform effective risk assessment related to the mapping of general ledger accounts to the consolidated financial statements resulting in manual controls in the financial reporting process that were not designed to sufficiently mitigate the risk of incorrect presentation of certain general ledger accounts in the consolidated financial statements.

The material weakness resulted in immaterial misstatements related to the presentation of prepaid expenses, property and equipment, and finance lease right-of-use assets, net, on our Consolidated Balance Sheets, Consolidated Statements of Cash Flows and related notes as of and for each of years ended January 28, 2024 and January 29, 2023, some of which have been corrected prior to issuance of the consolidated financial statements included in this Form 10-K. Furthermore, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting and, as a result, our internal control over financial reporting was not effective as of January 28, 2024.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements as of and for the year ended January 28, 2024 included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report is included in Item 8 of Part II of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fiscal quarter ended January 28, 2024, that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Remediation Plan

To address the material weakness, management has initiated a project to simplify the process related to the mapping of general ledger accounts to the consolidated financial statements. Management will perform a thorough risk assessment of the updated process to identify all risk points and design and implement new process-level controls to mitigate the risk of incorrect presentation of general ledger accounts in the consolidated financial statements.

ITEM 9B.	OTHER INFORMATION

(a)None.

(b)During the three months ended January 28, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item concerning our directors, audit committee, and audit committee financial experts and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal One: Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 annual meeting of shareholders to be held on May 23, 2024 (the “Proxy Statement”). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2024.

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

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Information about Our Executive Officers” as of March 22, 2024 in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.” Further, information required by this Item concerning our Equity Compensation Plan Information is incorporated by reference to the section of the Proxy Statement entitled “Proposal Four: Approval of the 2024 Equity Incentive Plan of Duluth Holdings, Inc.”.

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

(a)(2) Financial Statements and Financial Statement Schedule

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

(a)(3) Exhibits

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

10.1+	Summary of Outside Director Compensation Program.*
10.2+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
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

10.6	Annual Incentive Plan, As Amended February 21, 2018.
10.7	Form of Restricted Stock Agreement for executives under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 1, 2016.+
10.8+	Form of Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.9+

First Amended and Restated Employment Agreement, dated as of May 27, 2021, between Stephen L. Schlecht and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 3, 2021.

10.10+	Employment Agreement between Duluth Holdings Inc. and Samuel M. Sato dated May 3, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on 10-Q dated June 4, 2021.
10.11+	Offer Letter Dated July 14, 2017 by and between Dave Loretta and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.12+

Offer Letter dated January 24, 2020 by and between David S. Homolka and Duluth Holdings Inc., incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed March 25, 2022.

10.13+

Offer Letter dated January 24, 2020 by and between Richard W. Schlecht and Duluth Holdings Inc., incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed March 25, 2022.

10.14

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

10.15

Security Agreement, dated as of May 14, 2021, by and between Duluth Holdings Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 14, 2021.

10.16+	Duluth Holdings Inc. Executive Change in Control Severance Plan incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 14, 2022.
10.17+	Duluth Holdings Inc. Executive General Severance Plan Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 14, 2022.
10.18

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

10.19+	Offer Letter dated March 14, 2022 by and between Neala Shepherd and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 8, 2022.
10.20+

Offer Letter dated July 27, 2022 by and between Albert J. Sutera and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 2, 2022.

10.21+	Offer Letter dated January 17, 2024 by and between Heena Agrawal and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2024.
10.22+

Inducement Restricted Stock Award Agreement, dated February 12, 2024, by and between Heena Agrawal and Duluth Holdings Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated February 12, 2024.

23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	Executive Officer Compensation Recovery Policy.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
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

DATE: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Samuel M. Sato Samuel M. Sato	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2024
/s/ Heena K. Agrawal Heena K. Agrawal	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2024
/s/ Michael Murphy Michael Murphy	Vice President and Treasury Chief Accounting Officer (Principal Accounting Officer)	March 22, 2024

Directors: Samuel M. Sato, Brett L. Paschke, Francesca M. Edwardson, Janet H. Kennedy, David C. Finch, Susan J. Riley, Stephen L. Schlecht, Scott K. Williams and Ronald Robinson.

By:	/s/ Samuel M. Sato	March 22, 2024
Samuel M. Sato
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.