Form 10-Q
period 2024-04-28
DULUTH HOLDINGS INC.
filed 2024-05-31
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2024

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of May 29, 2024, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of May 29, 2024, was 31,701,292.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED April 28, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	April 28, 2024	January 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$6,799	$32,157
Receivables	10,572	5,955
Income tax receivable	84	617
Inventory, less reserves of $1,729 and $1,361, respectively	136,434	125,757
Prepaid expenses & other current assets	17,537	16,488
Total current assets	171,426	180,974
Property and equipment, net	126,526	132,718
Operating lease right-of-use assets	117,400	121,430
Finance lease right-of-use assets, net	38,432	40,315
Available-for-sale security	4,798	4,986
Other assets, net	9,629	9,020
Deferred tax assets	3,172	1,010
Total assets	$471,383	$490,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	April 28, 2024	January 28, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$37,419	$51,122
Accrued expenses and other current liabilities	26,366	30,930
Current portion of operating lease liabilities	16,619	16,401
Current portion of finance lease liabilities	3,253	3,149
Duluth line of credit	11,000	—
Current maturities of TRI long-term debt	867	847
Total current liabilities	95,524	102,449
Operating lease liabilities, less current maturities	102,188	106,413
Finance lease liabilities, less current maturities	33,435	34,276
TRI long-term debt, less current maturities	24,933	25,141
Total liabilities	256,080	268,279
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of April 28, 2024 and January 28, 2024	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of April 28, 2024 and January 28, 2024	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 31,945 shares issued and 31,710 shares outstanding as of April 28, 2024 and 31,178 shares issued and 31,023 shares outstanding as of January 28, 2024	—	—
Treasury stock, at cost; 235 and 155 shares as of April 28, 2024 and January 28, 2024, respectively	(2,121)	(1,738)
Capital stock	105,061	103,579
Retained earnings	115,943	123,816
Accumulated other comprehensive loss	(532)	(427)
Total shareholders' equity of Duluth Holdings Inc.	218,351	225,230
Noncontrolling interest	(3,048)	(3,056)
Total shareholders' equity	215,303	222,174
Total liabilities and shareholders' equity	$471,383	$490,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	April 28, 2024	April 30, 2023
Net sales	$116,684	$123,759
Cost of goods sold (excluding depreciation and amortization)	55,060	58,108
Gross profit	61,624	65,651
Selling, general and administrative expenses	70,595	70,200
Operating loss	(8,971)	(4,549)
Interest expense	993	934
Other income, net	16	148
Loss before income taxes	(9,948)	(5,335)
Income tax benefit	(2,083)	(1,458)
Net loss	(7,865)	(3,877)
Less: Net income (loss) attributable to noncontrolling interest	8	(8)
Net loss attributable to controlling interest	$(7,873)	$(3,869)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	33,087	32,865
Net loss per share attributable to controlling interest	$(0.24)	$(0.12)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	33,087	32,865
Net loss per share attributable to controlling interest	$(0.24)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	April 28, 2024	April 30, 2023
Net loss	$(7,865)	$(3,877)
Other comprehensive loss
Securities available-for sale:
Unrealized security loss arising during the period	(140)	(79)
Income tax benefit	(35)	(20)
Other comprehensive loss	(105)	(59)
Comprehensive loss	(7,970)	(3,936)
Comprehensive income (loss) attributable to noncontrolling interest	8	(8)
Comprehensive loss attributable to controlling interest	$(7,978)	$(3,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended April 28, 2024
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entity	equity
Balance at January 28, 2024	34,387	$103,579	$(1,738)	$123,816	$(427)	$(3,056)	$222,174
Issuance of common stock	782	110	—	—	—	—	110
Stock-based compensation	—	1,372	—	—	—	—	1,372
Restricted stock forfeitures	(15)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(80)	—	(383)	—	—	—	(383)
Other comprehensive loss	—	—	—	—	(105)	—	(105)
Net (loss) income	—	—	—	(7,873)	—	8	(7,865)
Balance at April 28, 2024	35,074	$105,061	$(2,121)	$115,943	$(532)	$(3,048)	$215,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended April 30, 2023
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entity	equity
Balance at January 29, 2023	33,443	$98,842	$(1,459)	$133,172	$(148)	$(3,210)	$227,197
Issuance of common stock	1,081	136	—	—	—	—	136
Stock-based compensation	—	990	—	—	—	—	990
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(41)	—	(273)	—	—	—	(273)
Other comprehensive income	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(3,869)	—	(8)	(3,877)
Balance at April 30, 2023	34,474	$99,968	$(1,732)	$129,303	$(207)	$(3,218)	$224,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	April 28, 2024	April 30, 2023
Cash flows from operating activities:
Net loss	$(7,865)	$(3,877)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,251	7,413
Stock based compensation	1,372	990
Deferred income taxes	(2,127)	(1,365)
Loss on disposal of property and equipment	13	—
Changes in operating assets and liabilities:
Receivables	(4,617)	(396)
Income taxes receivable	533	—
Inventory	(10,677)	9,953
Prepaid expense & other current assets	871	84
Software hosting implementation costs, net	(2,617)	(746)
Trade accounts payable	(13,150)	(21,080)
Income taxes payable	—	(338)
Accrued expenses and deferred rent obligations	(4,635)	(4,475)
Other assets	37	(17)
Noncash lease impacts	945	(119)
Net cash used in operating activities	(33,666)	(13,973)
Cash flows from investing activities:
Purchases of property and equipment	(1,525)	(21,392)
Principal receipts from available-for-sale security	48	44
Net cash used in investing activities	(1,477)	(21,348)
Cash flows from financing activities:
Proceeds from line of credit	28,000	10,000
Payments on line of credit	(17,000)	(10,000)
Payments on TRI long term debt	(204)	(186)
Payments on finance lease obligations	(737)	(694)
Payments of tax withholding on vested restricted shares	(383)	(273)
Other	109	136
Net cash provided by (used in) financing activities	9,785	(1,017)
Decrease in cash and cash equivalents	(25,358)	(36,338)
Cash and cash equivalents at beginning of period	32,157	45,548
Cash and cash equivalents at end of period	$6,799	$9,210
Supplemental disclosure of cash flow information:
Interest paid	$993	$934
Income taxes paid	$2	$216
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,392	$1,832

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2024 is a 53-week period and ends on February 2, 2025. Fiscal 2023 was a 52-week period and ended on January 28, 2024. The three months of fiscal 2024 and fiscal 2023 represent the Company’s 13-week periods ended April 28, 2024 and April 30, 2023, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended April 28, 2024 and April 30, 2023 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended April 28, 2024 and April 30, 2023. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2024.

C.    Impairment Analysis

As of April 28, 2024 and for the three months ended, no triggering events or indicators of asset impairment were noted.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

E.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	April 28, 2024	January 28, 2024
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,108	$2,778
Current software hosting implementation costs, net	3,702	3,353
Other prepaid expenses	11,727	10,357
Prepaid expenses & other current assets	$17,537	$16,488

Other assets, net
Goodwill	$402	$402
Intangible assets, net	428	436
Non-current software hosting implementation costs	7,403	6,705
Other assets, net	1,396	1,477
Other assets, net	$9,629	$9,020

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

H.    Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended January 28, 2024.

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended
	of Operations	April 28, 2024	April 30, 2023
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$838	$840
Interest on lease liabilities	Interest expense	409	438
Total finance lease expense		$1,247	$1,278
Operating lease expense	Selling, general and administrative expenses	$5,093	$5,050
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321
Variable lease expense	Selling, general and administrative expenses	2,922	2,914
Total lease expense		$9,583	$9,563

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Three Months Ended
	April 28, 2024	April 30, 2023
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$737	$694
Operating cash flows from finance leases	$409	$438
Operating cash flows from operating leases	$5,268	$5,135

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$-	$588

Weighted-average remaining lease term (in years):
Finance leases	10	11
Operating leases	7	8

Weighted-average discount rate:
Finance leases	4.5%	4.4%
Operating leases	4.2%	4.1%

Future minimum lease payments under the non-cancellable leases are as follows as of April 28, 2024:

Fiscal year	Finance	Operating
(in thousands)
2023 (remainder of fiscal year)	$3,590	15,937
2024	5,099	20,612
2025	3,993	19,659
2026	3,993	18,410
2027	4,017	16,631
Thereafter	25,214	46,792
Total future minimum lease payments	$45,906	$138,041
Less – Discount	(9,218)	(19,234)
Lease liability	$36,688	$118,807

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	April 28, 2024	January 28, 2024
(in thousands)
TRI Senior Secured Note	$22,300	$22,488
TRI Note	3,500	3,500
	$25,800	$25,988
Less: current maturities	867	847
TRI long-term debt	$24,933	$25,141

Duluth Line of credit	$11,000	$—
Less: current maturities	11,000	—
Duluth long-term debt	$—	$—

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

As of April 28, 2024 and for the three months then ended, the Company was in compliance with all financial and non-financial covenants contained within the Credit Agreement and the First Amendment.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 28, 2024	January 28, 2024
(in thousands)
Salaries and benefits	$3,864	$2,692
Deferred revenue	8,105	9,579
Freight	1,588	4,001
Product returns	4,448	5,541
Unpaid purchases of property & equipment	911	765
Accrued advertising	1,521	1,129
Other	5,929	7,223
Total accrued expenses and other current liabilities	$26,366	$30,930

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

The Company’s assets and liabilities measured at fair value are categorized as Level 1 or Level 3 instruments. The fair value of the Company’s money market account is obtained from real-time quotes for transactions in active exchange markets involving identical assets (Level 1). The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the three months ended April 28, 2024, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s money market account and available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

April 28, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$—	$—	$—	$—

Level 3 security:
Corporate trust	$5,508	$—	$(710)	$4,798

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	January 28, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$28,396	$—	$—	$28,396

Level 3 security:
Corporate trust	$5,556	$—	$(570)	$4,986

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended April 28, 2024 or April 30, 2023.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of April 28, 2024.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$205	$156
After one year through five years	1,349	1,104
After five years through ten years	2,023	1,778
After ten years	1,931	1,760
Total	$5,508	$4,798

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	April 28, 2024		January 28, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$25,800	$22,627	$25,988	$23,554

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

the VIE. The Company has determined that it was the primary beneficiary of one variable interest entity (“VIE”) as of April 28, 2024 and January 28, 2024.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of April 28, 2024 and January 28, 2024:

	April 28, 2024	January 28, 2024
(in thousands)
Cash	$15	$17
Property and equipment, net	22,786	22,941
Total assets	$22,801	$22,958

Other current liabilities	$49	$26
Current maturities of long-term debt	867	847
TRI long-term debt	24,933	25,141
Noncontrolling interest in VIE	(3,048)	(3,056)
Total liabilities and shareholders' equity	$22,801	$22,958

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

	Three Months Ended
	April 28, 2024	April 30, 2023
(in thousands, except per share data)
Numerator - net loss attributable to controlling interest	$(7,873)	$(3,869)
Denominator - weighted average shares (Class A and Class B)
Basic	33,087	32,865
Dilutive shares	—	—
Diluted	33,087	32,865
Loss per share (Class A and Class B)
Basic	$(0.24)	$(0.12)
Diluted	$(0.24)	$(0.12)

The computation of diluted loss per share excluded 0.3 million of unvested restricted stock for the three months ended April 28, 2024 and April 30, 2023, because their inclusion would be anti-dilutive due to a net loss.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $1.4 million and $1.0 million for the three months ended April 28, 2024 and April 30, 2023, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the three months ended April 28, 2024 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 28, 2024	1,367,270	$8.77
Granted	764,055	4.64
Vested	(247,698)	8.03
Forfeited	(14,732)	8.19
Outstanding at April 28, 2024	1,868,895	$6.93

At April 28, 2024, the Company had unrecognized compensation expense of $8.7 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 3.0 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 28, 2024	January 28, 2024
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	57,364	56,850
Buildings	36,186	36,191
Vehicles	121	121
Warehouse equipment	66,594	66,481
Office equipment and furniture	55,075	54,294
Computer equipment	11,167	11,142
Software	39,258	39,923
	270,251	269,488
Accumulated depreciation and amortization	(145,340)	(140,551)
	124,911	128,937
Construction in progress	1,615	3,781
Property and equipment, net	$126,526	$132,718

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

as a component of selling, general and administrative expenses. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included in accrued expenses.

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended
	April 28, 2024	April 30, 2023
(in thousands)
Direct-to-consumer	$75,444	$79,502
Stores	41,240	44,257
	$116,684	$123,759

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	April 28, 2024	January 28, 2024
(in thousands)
Contract assets	$2,108	$2,373
Contract liabilities	$8,105	$9,579

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

	April 28, 2024	April 30, 2023
(in thousands)
Balance as of beginning of period	$9,579	$10,249
Gift cards sold	2,222	1,878
Gift cards redeemed	(3,635)	(3,553)
Gift card breakage	(61)	(49)
Balance as of end of period	$8,105	$8,525

11.    INCOME TAXES

For the three months ended April 28, 2024, the Company has utilized the discrete effective tax rate method as allowed by Accounting Standards Codification ("ASC") 740-270-30-18, Income Taxes – Interim Reporting to calculate its interim tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective tax rate related to controlling interest was 21% and 27% for the three months ended April 28, 2024 and April 30, 2023, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 (“2023 Form 10-K”).

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2024 is a 53-week period and ends on February 2, 2025. Fiscal 2023 was a 52-week period and ended on January 28, 2024. The three months of fiscal 2024 and fiscal 2023 represent our 13-week periods ended April 28, 2024 and April 30, 2023, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2023 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the impact of inflation and measures to control inflation on our results of operations; the prolonged effects of economic uncertainties on store and website traffic and disruptions to our distribution network, supply chains and operations; our ability to maintain and enhance a strong brand and sub-brand image; adapting to declines in consumer confidence, inflation and decreases in consumer spending; disruptions in our e-commerce platform; effectively adapting to new challenges associated with our expansion into new geographic markets; our ability to meet customer delivery time expectations; natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events; generating adequate cash from our existing stores and direct sales to support our growth; the impact of changes in corporate tax regulations and sales tax; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of maturing store portfolio; our inability to deploy marketing tactics to strengthen brand awareness and attract new customers in a cost effective manner; our ability to successfully open new stores; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold; the potential for further increases in price and availability of raw materials; our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices; the susceptibility of the price and availability of our merchandise to international trade conditions; failure of our vendors and their manufacturing sources to use acceptable labor or other practices; our dependence upon key executive management or our inability to hire or retain the talent required for our business; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; disruptions in our supply chain and fulfillment centers; our inability to protect our trademarks or other intellectual property rights; infringement on the intellectual property of third parties; acts of war, terrorism or civil unrest; the impact of governmental laws and regulations and the outcomes of legal proceedings; changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods; our ability to secure the personal and/or financial information of our customers and employees; our ability to comply with the security standards for the credit card industry; our failure to maintain adequate internal controls over our financial and management systems; acquisition, disposition, and development risks; and other factors that may be disclosed in our SEC filings or otherwise.

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

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of April 28, 2024, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales decreased by 5.7% over the prior year first quarter to $116.7 million;

•Net loss of $7.9 million in fiscal 2024 first quarter compared to the prior year first quarter net loss of $3.9 million; and

•Adjusted EBITDA decreased to $1.8 million in fiscal 2024 first quarter compared to the prior year first quarter Adjusted EBITDA of $5.3 million.

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

Economic Conditions

The macroeconomic environment is experiencing inflation, recessionary concerns and general uncertainty regarding the future economic environment and therefore we cannot predict the ultimate impact of these economic conditions on our operational and financial performance. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll-related expenses and occupancy expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization and distribution network expenses. They also include marketing expense, which primarily includes digital and television advertising, catalog production, mailing and print advertising costs, as well as all logistics costs associated with shipping product to our customers, consulting and software expenses and professional services fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower-volume quarters and lower in higher-volume quarters because a portion of the costs are relatively fixed.

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

We define Adjusted EBITDA as consolidated net income before depreciation and amortization, interest expense and provision for income taxes adjusted for the impact of certain items, including non-cash and other items we do not consider representative of our ongoing operating performance. We believe Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items. We also use Adjusted EBITDA as one of the key financial metric in determining bonus compensation for our employees. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Three Months Ended
	April 28, 2024	April 30, 2023
(in thousands)
Net sales	$116,684	$123,759
Cost of goods sold (excluding depreciation and amortization)	55,060	58,108
Gross profit	61,624	65,651
Selling, general and administrative expenses	70,595	70,200
Operating loss	(8,971)	(4,549)
Interest expense	993	934
Other income, net	16	148
Loss before income taxes	(9,948)	(5,335)
Income tax benefit	(2,083)	(1,458)
Net loss	(7,865)	(3,877)
Less: Net income (loss) attributable to noncontrolling interest	8	(8)
Net loss attributable to controlling interest	$(7,873)	$(3,869)
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	47.2%	47.0%
Gross margin	52.8%	53.0%
Selling, general and administrative expenses	60.5%	56.7%
Operating loss	(7.7)%	(3.7)%
Interest expense	0.9%	0.8%

Other income, net	-%	-%
Loss before income taxes	(8.5)%	(4.3)%
Income tax benefit	(1.8)%	(1.2)%
Net loss	(6.7)%	(3.1)%
Less: Net income (loss) attributable to noncontrolling interest	-%	-%
Net loss attributable to controlling interest	(6.7)%	(3.1)%

Three Months Ended April 28, 2024, Compared to Three Months Ended April 30, 2023

Net Sales

Net sales decreased $7.1 million, or 5.7%, to $116.7 million in the three months ended April 28, 2024 compared to $123.8 million in the three months ended April 30, 2023. Net sales was impacted by challenging traffic and a lower in-stock position at the beginning of the quarter.

Store market net sales decreased $7.3 million, or 8.6%, to $78.1 million in the three months ended April 28, 2024 compared to $85.4 million in the three months ended April 30, 2023. Non-store market net sales decreased by $3.8 million, or 10.2%, to $33.6 million in the three months ended April 28, 2024 compared to $37.4 million in the three months ended April 30, 2023.

Gross Profit

Gross profit decreased $4.0 million, or 6.1%, to $61.6 million in the three months ended April 28, 2024 compared to $65.7 million in the three months ended April 30, 2023. As a percentage of net sales, gross margin decreased slightly to 52.8% of net sales in the three months ended April 28, 2024, compared to 53.0% of net sales in the three months ended April 30, 2023. While new product cost came in better than expected, we are seeing a delay in impact to gross margin rate as we sell through older, higher cost inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million, or 0.6%, to $70.6 million in the three months ended April 28, 2024 compared to $70.2 million in the three months ended April 30, 2023. Selling, general and administrative expenses as a percentage of net sales increased to 60.5% in the three months ended April 28, 2024, compared to 56.7% in the three months ended April 30, 2023.

The increase in selling, general and administrative expense was mainly driven by higher fixed costs and depreciation from foundational strategic investments, partially offset by efficiencies across logistics and the fulfillment center network.

Income Taxes

Income tax benefit was $2.1 million in the three months ended April 28, 2024, compared to income tax benefit of $1.5 million in the three months ended April 30, 2023. The effective tax rate related to controlling interest for the three months ended April 28, 2024 and April 30, 2023 was 21% and 27%, respectively.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $7.9 million, in the three months ended April 28, 2024 compared to net loss of $3.9 million in the three months ended April 30, 2023, due to the factors discussed above.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	April 28, 2024	April 30, 2023
(in thousands)
Net loss	$(7,865)	$(3,877)
Depreciation and amortization	8,251	7,413

Amortization of internal-use software hosting
subscription implementation costs	1,170	1,270
Interest expense	993	934
Income tax benefit	(2,083)	(1,458)
EBITDA	$466	$4,282
Stock based compensation	1,372	990
Adjusted EBITDA	$1,838	$5,272

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $3.4 million to $1.8 million in the three months ended April 28, 2024 compared to $5.3 million in the three months ended April 30, 2023. As a percentage of net sales, Adjusted EBITDA decreased to 1.6% of net sales in the three months April 28, 2024 compared to 4.3% of net sales in the three months ended April 30, 2023.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At April 28, 2024, our net working capital was $75.9 million, including $6.8 million of cash and cash equivalents.

We expect to spend approximately $25.0 million in fiscal 2024 on capital expenditures, inclusive of software hosting implementation costs, primarily due to investments in logistics optimization, including investments in the fulfillment network and information technology. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	April 28, 2024	April 30, 2023
(in thousands)
Net cash used in operating activities	$(33,666)	$(13,973)
Net cash used in investing activities	(1,477)	(21,348)
Net cash provided by (used in) financing activities	9,785	(1,017)
Decrease in cash and cash equivalents	$(25,358)	$(36,338)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the three months ended April 28, 2024, net cash used in operating activities was $33.7 million, which primarily consisted of cash used in operating assets and liabilities of $33.3 million and a $7.9 million net loss for the three months ended April 28, 2024 partially offset by depreciation of $8.3 million. The cash used in operating assets and liabilities of $33.3 million was primarily due to a $10.7 million increase in inventory and $13.2 million decrease in trade accounts payable.

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

For the three months ended April 28, 2024 and April 30, 2023, net cash used in investing activities was $1.5 million and $21.3 million, respectively.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

For the three months ended April 28, 2024, net cash provided by financing activities was $9.8 million, primarily consisting of $11.0 million in net borrowings under our revolving line of credit.

For the three months ended April 30, 2023, net cash used in financing activities was $1.0 million, primarily consisting of payments on finance lease obligations.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 12 “Recent Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2023 Form 10-K. See Note 3 “Debt and Credit Agreement,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to borrowings under our credit agreement.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective over certain financial reporting areas due to the material weakness in our internal control over financial reporting described below. Management has performed additional analysis and other procedures to ensure that our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the period covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness

As disclosed in the section titled “Evaluation of Disclosure Controls and Procedures” in Item 9A of the Company’s 2023 Annual Report on Form 10-K, we previously identified control deficiencies in the implementation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our internal control over financial reporting related to control deficiencies in effective risk assessment related to the mapping of general ledger accounts to the consolidated financial statements resulting in manual controls in the financial reporting process that were not designed to sufficiently mitigate the risk of incorrect presentation of certain general ledger accounts in the consolidated financial statements.

Remediation Plans

Management has simplified the process related to the mapping of general ledger accounts to the consolidated financial statements and performed a thorough risk assessment of the updated process to identify all risk points and design and implemented new process-level controls to mitigate the risk of incorrect presentation of general ledger accounts in the consolidated financial statements. However, the material weakness cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

We are taking the appropriate actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2023 Form 10-K, or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our fiscal 2023 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended April 28, 2024, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended April 28, 2024.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
January 29, 2024 - February 25, 2024	24,617	$4.90	—	$—
February 26, 2024 - March 31, 2024	159,404	4.60	—	—
April 1, 2024 - April 28, 2024	16,677	4.90	—	—
Total	200,698	$4.67	—	$—

Item 5.    Other Information

During the three months ended April 28, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1	Amended and Restated Annual Incentive Plan, incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 20, 2024.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 31, 2024
DULUTH HOLDINGS INC. (Registrant)
/s/ Heena Agrawal
Heena Agrawal
Senior Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President, Chief Accounting Officer and Treasury
(On behalf of the Registrant and as Principal Accounting Officer)