Form 10-Q
period 2024-07-28
DULUTH HOLDINGS INC.
filed 2024-08-30
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2024

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of August 28, 2024, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of August 28, 2024, was 31,671,201.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED July 28, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	July 28, 2024	January 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$9,787	$32,157
Receivables	8,318	5,955
Income tax receivable	313	617
Inventory, less reserves of $1,047 and $1,361, respectively	168,718	125,757
Prepaid expenses & other current assets	19,722	16,488
Total current assets	206,858	180,974
Property and equipment, net	121,148	132,718
Operating lease right-of-use assets	107,799	121,430
Finance lease right-of-use assets, net	34,646	40,315
Available-for-sale security	4,877	4,986
Other assets, net	8,961	9,020
Deferred tax assets	4,306	1,010
Total assets	$488,595	$490,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	July 28, 2024	January 28, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$77,600	$51,122
Accrued expenses and other current liabilities	30,069	30,930
Current portion of operating lease liabilities	16,027	16,401
Current portion of finance lease liabilities	2,450	3,149
Duluth line of credit	—	—
Current maturities of TRI long-term debt	888	847
Total current liabilities	127,034	102,449
Operating lease liabilities, less current maturities	92,275	106,413
Finance lease liabilities, less current maturities	31,911	34,276
TRI long-term debt, less current maturities	24,723	25,141
Total liabilities	275,943	268,279
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of July 28, 2024 and January 28, 2024	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of July 28, 2024 and January 28, 2024	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 31,979 shares issued and 31,715 shares outstanding as of July 28, 2024 and 31,178 shares issued and 31,023 shares outstanding as of January 28, 2024	—	—
Treasury stock, at cost; 264 and 155 shares as of July 28, 2024 and January 28, 2024, respectively	(2,243)	(1,738)
Capital stock	106,169	103,579
Retained earnings	112,199	123,816
Accumulated other comprehensive loss	(436)	(427)
Total shareholders' equity of Duluth Holdings Inc.	215,689	225,230
Noncontrolling interest	(3,037)	(3,056)
Total shareholders' equity	212,652	222,174
Total liabilities and shareholders' equity	$488,595	$490,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net sales	$141,619	$139,099	$258,303	$262,858
Cost of goods sold (excluding depreciation and amortization)	67,623	67,616	122,683	125,724
Gross profit	73,996	71,483	135,620	137,134
Selling, general and administrative expenses	76,286	72,926	146,881	143,126
Restructuring expense	1,596	—	1,596	—
Operating loss	(3,886)	(1,443)	(12,857)	(5,992)
Interest expense	988	880	1,981	1,814
Other income, net	145	109	161	257
Loss before income taxes	(4,729)	(2,214)	(14,677)	(7,549)
Income tax benefit	(996)	(202)	(3,079)	(1,660)
Net loss	(3,733)	(2,012)	(11,598)	(5,889)
Less: Net income (loss) attributable to noncontrolling interest	11	(8)	19	(16)
Net loss attributable to controlling interest	$(3,744)	$(2,004)	$(11,617)	$(5,873)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	33,367	32,952	33,247	32,912
Net loss per share attributable to controlling interest	$(0.11)	$(0.06)	$(0.35)	$(0.18)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	33,367	32,952	33,247	32,912
Net loss per share attributable to controlling interest	$(0.11)	$(0.06)	$(0.35)	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net loss	$(3,733)	$(2,012)	$(11,598)	$(5,889)
Other comprehensive loss
Securities available-for sale:
Unrealized security gain (loss) arising during the period	128	(118)	(12)	(197)
Income tax expense (benefit)	32	(30)	(3)	(50)
Other comprehensive income (loss)	96	(88)	(9)	(147)
Comprehensive loss	(3,637)	(2,100)	(11,607)	(6,036)
Comprehensive income (loss) attributable to noncontrolling interest	11	(8)	19	(16)
Comprehensive loss attributable to controlling interest	$(3,648)	$(2,092)	$(11,626)	$(6,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended July 28, 2024
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	(loss) income	entity	equity
Balance at January 28, 2024	34,387	$103,579	$(1,738)	$123,816	$(427)	$(3,056)	$222,174
Issuance of common stock	782	110	—	—	—	—	110
Stock-based compensation	—	1,372	—	—	—	—	1,372
Restricted stock forfeitures	(15)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(80)	—	(383)	—	—	—	(383)
Other comprehensive loss	—	—	—	—	(105)	—	(105)
Net (loss) income	—	—	—	(7,873)	—	8	(7,865)
Balance at April 28, 2024	35,074	$105,061	$(2,121)	$115,943	$(532)	$(3,048)	$215,303
Issuance of common stock	202	97	—	—	—	—	97
Stock-based compensation	—	1,011	—	—	—	—	1,011
Restricted stock forfeitures	(168)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(29)	—	(122)	—	—	—	(122)
Other comprehensive income	—	—	—	—	96	—	96
Net (loss) income	—	—	—	(3,744)	—	11	(3,733)
Balance at July 28, 2024	35,079	$106,169	$(2,243)	$112,199	$(436)	$(3,037)	$212,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended July 30, 2023
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entity	equity
Balance at January 29, 2023	33,443	$98,842	$(1,459)	$133,172	$(148)	$(3,210)	$227,197
Issuance of common stock	1,081	136	—	—	—	—	136
Stock-based compensation	—	990	—	—	—	—	990
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(41)	—	(273)	—	—	—	(273)
Other comprehensive income	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(3,869)	—	(8)	(3,877)
Balance at April 30, 2023	34,474	$99,968	$(1,732)	$129,303	$(207)	$(3,218)	$224,114
Issuance of common stock	111	153	—	—	—	—	153
Stock-based compensation	—	1,294	—	—	—	—	1,294
Restricted stock forfeitures	(4)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive income	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	(2,004)	—	(8)	(2,012)
Balance at July 30, 2023	34,581	$101,415	$(1,733)	$127,299	$(295)	$(3,226)	$223,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	July 28, 2024	July 30, 2023
Cash flows from operating activities:
Net loss	$(11,598)	$(5,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,297	14,868
Stock based compensation	2,383	2,284
Deferred income taxes	(3,293)	(1,553)
Loss on disposal of property and equipment	77	16
Changes in operating assets and liabilities:
Receivables	(2,363)	283
Income taxes receivable	304	(140)
Inventory	(42,961)	(2,204)
Prepaid expense & other current assets	130	(1,351)
Software hosting implementation costs, net	(3,406)	(370)
Trade accounts payable	26,623	2,716
Income taxes payable	—	(1,761)
Accrued expenses and deferred rent obligations	(591)	(7,343)
Other assets	(2)	(20)
Noncash lease impacts	1,348	(785)
Net cash used in operating activities	(17,052)	(1,249)
Cash flows from investing activities:
Purchases of property and equipment	(3,183)	(31,483)
Principal receipts from available-for-sale security	97	88
Net cash used in investing activities	(3,086)	(31,395)
Cash flows from financing activities:
Proceeds from line of credit	40,500	10,000
Payments on line of credit	(40,500)	(10,000)
Payments on TRI long term debt	(412)	(373)
Payments on finance lease obligations	(1,521)	(1,397)
Payments of tax withholding on vested restricted shares	(505)	(274)
Other	206	288
Net cash used in financing activities	(2,232)	(1,756)
Decrease in cash and cash equivalents	(22,370)	(34,400)
Cash and cash equivalents at beginning of period	32,157	45,548
Cash and cash equivalents at end of period	$9,787	$11,148
Supplemental disclosure of cash flow information:
Interest paid	$1,981	$1,814
Income taxes paid	$125	$1,795
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,459	$1,336

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2024 is a 53-week period and ends on February 2, 2025. Fiscal 2023 was a 52-week period and ended on January 28, 2024. The three months of fiscal 2024 and fiscal 2023 represent the Company’s 13-week periods ended July 28, 2024 and July 30, 2023, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended July 28, 2024 and July 30, 2023 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended July 28, 2024 and July 30, 2023. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2024.

C.    Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $1.0 million and $1.4 million as of July 28, 2024 and January 28, 2024, respectively.

The reserve for retail inventory shrinkage is adjusted to reflect the trend of historical physical inventory count results. The Company performs its retail store physical inventory counts in July and the difference between actual and estimated shrinkage, recorded in Cost of goods sold, may cause fluctuations in second fiscal quarter results. Due to the timing of the inventory counts, an insignificant retail inventory shrinkage reserve was outstanding as of July 28, 2024, compared to $0.5 million as of January 28, 2024.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

D.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	July 28, 2024	January 28, 2024
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,069	$2,778
Current software hosting implementation costs, net	3,374	3,353
Other prepaid expenses	14,279	10,357
Prepaid expenses & other current assets	$19,722	$16,488

Other assets, net
Goodwill	$402	$402
Intangible assets, net	423	436
Non-current software hosting implementation costs	6,748	6,705
Other assets, net	1,388	1,477
Other assets, net	$8,961	$9,020

E.    Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year due to increased sales during the holiday season.

F.    Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

G.    Significant Accounting Policies

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Six Months Ended
	of Operations	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$814	$840	$1,652	$1,680
Interest on lease liabilities	Interest expense	398	431	807	869
Total finance lease expense		$1,212	$1,271	$2,459	$2,549
Operating lease expense	Selling, general and administrative expenses	$5,502	$5,051	$10,595	$10,101
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321	642	642
Variable lease expense	Selling, general and administrative expenses	3,039	2,559	5,961	5,473
Total lease expense		$10,074	$9,202	$19,657	$18,765

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Six Months Ended
	July 28, 2024	July 30, 2023
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,521	$1,397
Operating cash flows from finance leases	$807	$869
Operating cash flows from operating leases	$10,565	$10,340

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$-	$1,737

Weighted-average remaining lease term (in years):
Finance leases	10	11
Operating leases	7	8

Weighted-average discount rate:
Finance leases	4.5%	4.4%
Operating leases	4.2%	4.1%

Future minimum lease payments under the non-cancellable leases are as follows as of July 28, 2024:

Fiscal year	Finance	Operating
(in thousands)
2024 (remainder of fiscal year)	$1,957	10,465
2025	3,971	19,183
2026	3,993	18,465
2027	3,993	17,193
2028	4,017	15,391
Thereafter	25,215	44,695
Total future minimum lease payments	$43,146	$125,392
Less – Discount	(8,785)	(17,090)
Lease liability	$34,361	$108,302

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	July 28, 2024	January 28, 2024
(in thousands)
TRI Senior Secured Note	$22,111	$22,488
TRI Note	3,500	3,500
	$25,611	$25,988
Less: current maturities	888	847
TRI long-term debt	$24,723	$25,141

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

As of July 28, 2024 and for the six months then ended, the Company was in compliance with all financial and non-financial covenants contained within the Credit Agreement and the First Amendment.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 28, 2024	January 28, 2024
(in thousands)
Salaries and benefits	$2,950	$2,692
Deferred revenue	7,483	9,579
Freight	1,983	4,001
Product returns	4,340	5,541
Unpaid purchases of property & equipment	1,677	765
Accrued advertising	1,226	1,129
Other	10,410	7,223
Total accrued expenses and other current liabilities	$30,069	$30,930

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

The Company’s assets and liabilities measured at fair value are categorized as Level 1 or Level 3 instruments. The fair value of the Company’s money market account is obtained from real-time quotes for transactions in active exchange markets involving identical assets (Level 1). The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the six months ended July 28, 2024, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s money market account and available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	July 28, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$5,009	$—	$—	$5,009

Level 3 security:
Corporate trust	$5,459	$—	$(582)	$4,877

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	January 28, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$28,396	$—	$—	$28,396

Level 3 security:
Corporate trust	$5,556	$—	$(570)	$4,986

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended July 28, 2024 or July 30, 2023.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of July 28, 2024.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$209	$169
After one year through five years	1,378	1,174
After five years through ten years	2,062	1,858
After ten years	1,810	1,676
Total	$5,459	$4,877

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	July 28, 2024		January 28, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$25,611	$23,036	$25,988	$23,554

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

the VIE. The Company has determined that it was the primary beneficiary of one VIE as of July 28, 2024 and January 28, 2024.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of July 28, 2024 and January 28, 2024:

	July 28, 2024	January 28, 2024
(in thousands)
Cash	$22	$17
Property and equipment, net	22,631	22,941
Total assets	$22,653	$22,958

Other current liabilities	$79	$26
Current maturities of long-term debt	888	847
TRI long-term debt	24,723	25,141
Noncontrolling interest in VIE	(3,037)	(3,056)
Total liabilities and shareholders' equity	$22,653	$22,958

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

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
(in thousands, except per share data)
Numerator - net loss attributable to controlling interest	$(3,744)	$(2,004)	$(11,617)	$(5,873)
Denominator - weighted average shares (Class A and Class B)
Basic	33,367	32,952	33,247	32,912
Dilutive shares	—	—	—	—
Diluted	33,367	32,952	33,247	32,912
Loss per share (Class A and Class B)
Basic	$(0.11)	$(0.06)	$(0.35)	$(0.18)
Diluted	$(0.11)	$(0.06)	$(0.35)	$(0.18)

The computation of diluted loss per share excluded (0.4) million and (0.2) million of unvested restricted stock for the three months ended July 28, 2024 and July 30, 2023, because their inclusion would be anti-dilutive due to a net loss.

The computation of diluted loss per share excluded (0.0) million and (0.1) million of unvested restricted stock for the six months ended July 28, 2024 and July 30, 2023, because their inclusion would be anti-dilutive due to a net loss.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $1.0 million and $2.4 million for the three and six months ended July 28, 2024, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the six months ended July 28, 2024 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 28, 2024	1,367,270	$8.77
Granted	943,187	4.83
Vested	(463,795)	9.31
Forfeited	(182,616)	6.68
Outstanding at July 28, 2024	1,664,046	$6.32

At July 28, 2024, the Company had unrecognized compensation expense of $7.6 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.9 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 28, 2024	January 28, 2024
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	57,415	56,850
Buildings	36,186	36,191
Vehicles	121	121
Warehouse equipment	66,790	66,481
Office equipment and furniture	54,523	54,294
Computer equipment	10,679	11,142
Software	39,681	39,923
	269,881	269,488
Accumulated depreciation and amortization	(151,695)	(140,551)
	118,186	128,937
Construction in progress	2,962	3,781
Property and equipment, net	$121,148	$132,718

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
(in thousands)
Direct-to-consumer	$91,684	$86,845	$167,128	$166,347
Stores	49,935	52,254	91,175	96,511
	$141,619	$139,099	$258,303	$262,858

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	July 28, 2024	January 28, 2024
(in thousands)
Contract assets	$2,069	$2,778
Contract liabilities	$7,483	$9,579

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

	July 28, 2024	July 30, 2023
(in thousands)
Balance as of beginning of period	$9,579	$10,249
Gift cards sold	5,100	4,146
Gift cards redeemed	(7,043)	(6,373)
Gift card breakage	(153)	(194)
Balance as of end of period	$7,483	$7,828

11.    INCOME TAXES

The provision for income taxes for the interim period is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The effective tax rate related to controlling interest was 21% and 22% for the six months ended July 28, 2024 and July 30, 2023, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income taxes.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    RESTRUCTURING

As part of the Company’s in-depth review of the retail portfolio strategy, fulfillment center network, and benchmarking to identify structural opportunities to improve operating margin, working capital, and asset efficiency, the Company began phase two of its fulfillment center network plan to maximize productivity and capacity. This was initiated in the second quarter of 2024 and is expected to continue beyond this fiscal year as we implement further structural changes.

On July 12, 2024 (the “Effective Date”), as a result of the phase two analysis of the fulfillment center network, the Company voluntarily entered into a lease amendment for one of its legacy fulfillment center leases in Dubuque, Iowa. The amended lease accelerated the lease expiration date from September 30, 2030 to October 27, 2024. The amended lease requires Duluth to pay an aggregate of $3.7 million (the “Termination Penalty”) in consideration of accelerating the lease termination date, which will be paid in four equal quarterly installments from October 2024 through August 2025. The Company is amortizing the loss from the Termination Penalty, as well as the net loss from writing off the right-of-use asset and lease liability over the modified remaining lease term. In addition, the Company is accelerating the depreciation of the non-transferrable fixed assets to have no remaining net book value by the modified lease expiration date.

The Company expects to recognize total restructuring expenses related to this lease amendment of $7.4 million during the second and third quarter of 2024. During the three months ended July 28, 2024, the Company recognized restructuring charges of $1.6 million.

Three Months Ended
July 28, 2024
(in thousands)
Early contract termination expense	$920
Lease remeasurement expense	293
Accelerated depreciation expense	383
Total restructuring expenses	$1,596

13.    CONTINGENCIES

In the second quarter of 2024, in conjunction with ongoing state sales tax audits the Company began a review of its sales tax positions. As a result of the review, the Company determined that sales in a state were subject to certain local sales tax and that the Company had not sufficiently assessed such sales tax on sales to customers in prior fiscal years.

The Company concluded that some payment to the state is probable. As of July 28, 2024, the Company recorded an estimated sales tax expense accrual of $2.4 million that is reflected in Selling, general and administrative expenses within the Consolidated Statements of Operations.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.    RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2024 is a 53-week period and ends on February 2, 2025. Fiscal 2023 was a 52-week period and ended on January 28, 2024. The three months of fiscal 2024 and fiscal 2023 represent our 13-week periods ended July 28, 2024 and July 30, 2023, respectively.

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

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of July 28, 2024, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales increased by 1.8% over the prior year second quarter to $141.6 million, and net sales in the first six months of fiscal 2024 decreased by 1.7% over the first six months of the prior year to $258.3 million;

•Net loss of $3.7 million in fiscal 2024 second quarter compared to the prior year second quarter net loss of $2.0 million, and net loss in the first six months of fiscal 2024 of $11.6 million compared to a net loss in the first six months of fiscal 2023 of $5.9 million; and

•Adjusted EBITDA increased to $10.6 million in fiscal 2024 second quarter compared to the prior year second quarter Adjusted EBITDA of $8.6 million, and adjusted EBITDA in the first six months of fiscal 2024 of $12.4 million compared to $13.8 million over the first six months of fiscal 2023.

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

We define Adjusted EBITDA as consolidated net income before depreciation and amortization, interest expense and provision for income taxes adjusted for the impact of certain items, including non-cash, restructuring expenses and other items we do not consider representative of our ongoing operating performance. We believe Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items. We also use Adjusted EBITDA as one of the key financial metrics in determining bonus compensation for our employees. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
(in thousands)
Net sales	$141,619	$139,099	$258,303	$262,858
Cost of goods sold (excluding depreciation and amortization)	67,623	67,616	122,683	125,724
Gross profit	73,996	71,483	135,620	137,134
Selling, general and administrative expenses	76,286	72,926	146,881	143,126
Restructuring expense	1,596	—	1,596	—
Operating loss	(3,886)	(1,443)	(12,857)	(5,992)
Interest expense	988	880	1,981	1,814
Other income, net	145	109	161	257
Loss before income taxes	(4,729)	(2,214)	(14,677)	(7,549)
Income tax benefit	(996)	(202)	(3,079)	(1,660)
Net loss	(3,733)	(2,012)	(11,598)	(5,889)
Less: Net income (loss) attributable to noncontrolling interest	11	(8)	19	(16)
Net loss attributable to controlling interest	$(3,744)	$(2,004)	$(11,617)	$(5,873)
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold (excluding depreciation and amortization)	47.7%	48.6%	47.5%	47.8%
Gross margin	52.3%	51.4%	52.5%	52.2%
Selling, general and administrative expenses	53.9%	52.4%	56.9%	54.4%
Restructuring expense	1.1%	-%	0.6%	-%
Operating loss	(2.7)%	(1.0)%	(5.0)%	(2.3)%
Interest expense	0.7%	0.6%	0.8%	0.7%
Other income, net	0.1%	-%	0.1%	-%
Loss before income taxes	(3.3)%	(1.6)%	(5.7)%	(2.9)%
Income tax benefit	(0.7)%	(0.1)%	(1.2)%	(0.6)%
Net loss	(2.6)%	(1.4)%	(4.5)%	(2.2)%
Less: Net income (loss) attributable to noncontrolling interest	-%	-%	-%	-%
Net loss attributable to controlling interest	(2.6)%	(1.4)%	(4.5)%	(2.2)%

Three Months Ended July 28, 2024, Compared to Three Months Ended July 30, 2023

Net Sales

Net sales increased $2.5 million, or 1.8%, to $141.6 million in the three months ended July 28, 2024 compared to $139.1 million in the three months ended July 30, 2023. The increase in net sales was primarily driven by higher site conversion compared to the prior year.

Store market net sales increased $0.4 million, or 0.5%, to $98.0 million in the three months ended July 28, 2024 compared to $97.6 million in the three months ended July 30, 2023. Non-store market net sales increased by $1.5 million, or 3.9%, to $42.1 million in the three months ended July 28, 2024 compared to $40.6 million in the three months ended July 30, 2023.

Gross Profit

Gross profit increased $2.5 million, or 3.5%, to $74.0 million in the three months ended July 28, 2024 compared to $71.5 million in the three months ended July 30, 2023. As a percentage of net sales, gross margin increased to 52.3% of net sales in the three months ended July 28, 2024, compared to 51.4% of net sales in the three months ended July 30, 2023. The increase in gross margin percentage was primarily driven by our sourcing initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.4 million, or 4.6%, to $76.3 million in the three months ended July 28, 2024 compared to $72.9 million in the three months ended July 30, 2023. Selling, general and administrative expenses as a percentage of net sales increased to 53.9% in the three months ended July 28, 2024, compared to 52.4% in the three months ended July 30, 2023.

The increase in selling, general and administrative expenses included a $2.4 million non-recurring estimated sales tax expense. Excluding this non-recurring expense, selling, general and administrative expenses increased $1.0 million to $73.9 million, representing 52.2% of net sales.

The decrease in selling, general and administrative expense as a percentage of net sales, excluding the aforementioned non-recurring estimated sales tax expense accrual, was mainly driven by efficiencies across logistics and the fulfillment center network.

Income Taxes

Income tax benefit was $1.0 million in the three months ended July 28, 2024, compared to income tax benefit of $0.2 million in the three months ended July 30, 2023. The effective tax rate related to controlling interest for the three months ended July 28, 2024 and July 30, 2023 was 21% and 9%, respectively.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $3.7 million, in the three months ended July 28, 2024 compared to net loss of $2.0 million in the three months ended July 30, 2023. In addition to the factors addressed above, the aforementioned $1.6 million in restructuring expense contributed to the net loss in the current period.

Six Months Ended July 30, 2023 Compared to Six Months Ended July 31, 2022

Net Sales

Net sales decreased $4.6 million, or 1.7%, to $258.3 million in the six months ended July 28, 2024 compared to $262.9 million in the six months ended July 30, 2023.

Store market net sales decreased $6.9 million, or 3.8%, to $176.1 million in the six months ended July 28, 2024 compared to $183.0 million in the six months ended July 30, 2023. The decrease was driven by slower store traffic compared to the prior year. Non-store market net sales decreased by $2.3 million, or 3.0%, to $75.7 million in the six months ended July 28, 2024 compared to $78.0 million in the six months ended July 30, 2023.

Gross Profit

Gross profit decreased $1.5 million, or 1.1%, to $135.6 million in the six months ended July 28, 2024 compared to $137.1 million in the six months ended July 30, 2023. As a percentage of net sales, gross margin increased to 52.5% of net sales in the six months ended July 28, 2024, compared to 52.2% of net sales in the six months ended July 30, 2023.

The increase in gross margin rate was primarily driven by our sourcing initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.8 million, or 2.6%, to $146.9 million in the six months ended July 28, 2024 compared to $143.1 million in the six months ended July 30, 2023. Selling, general and administrative expenses as a percentage of net sales increased to 56.9% in the six months ended July 28, 2024, compared to 54.4% in the six months ended July 30, 2023.

The increase in selling, general and administrative expenses included a $2.4 million non-recurring estimated sales tax expense. Excluding this non-recurring expense, selling, general and administrative expenses increased $1.4 million to $144.5 million, representing 55.9% of net sales.

The increase in selling, general and administrative expense as a percentage of net sales, excluding the aforementioned non-recurring estimated sales tax expense accrual, was primarily due to higher fixed costs and depreciation from foundational strategic investments.

Income Taxes

Income tax benefit was $3.1 million in the six months ended July 28, 2024, compared to income tax benefit of $1.7 million in the six months ended July 30, 2023. The effective tax rate related to controlling interest was 21% for the six months ended July 28, 2024 compared to 22% for the six months ended July 30, 2023.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $11.6 million in the six months ended July 28, 2024 compared to net loss of $5.9 million in the six months ended July 30, 2023. In addition to the factors addressed above, the aforementioned $1.6 million in restructuring expense contributed to the net loss in the current period.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
(in thousands)

Net loss	$(3,733)	$(2,012)	$(11,598)	$(5,889)
Depreciation and amortization	8,046	7,455	16,297	14,868
Amortization of internal-use software hosting
subscription implementation costs	1,292	1,150	2,462	2,420
Interest expense	988	880	1,981	1,814
Income tax benefit	(996)	(202)	(3,079)	(1,660)
EBITDA	$5,597	$7,271	$6,063	$11,553
Stock based compensation	1,011	1,294	2,383	2,284
Restructuring expense	1,596	—	1,596	—
Sales tax expense accrual	2,406	—	2,406	—
Adjusted EBITDA	$10,610	$8,565	$12,448	$13,837

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $2.0 million to $10.6 million in the three months ended July 28, 2024 compared to $8.6 million in the three months ended July 30, 2023. As a percentage of net sales, Adjusted EBITDA increased to 7.5% of net sales in the three months July 28, 2024 compared to 6.2% of net sales in the three months ended July 30, 2023.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $1.4 million to $12.4 million in the six months ended July 28, 2024 compared to $13.8 million in the six months ended July 30, 2023. As a percentage of net sales, Adjusted EBITDA decreased to 4.8% of net sales in the six months July 28, 2024 compared to 5.3% of net sales in the six months ended July 30, 2023.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At July 28, 2024, our net working capital was $79.8 million, including $9.8 million of cash and cash equivalents.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	July 28, 2024	July 30, 2023
(in thousands)
Net cash used in operating activities	$(17,052)	$(1,249)
Net cash used in investing activities	(3,086)	(31,395)
Net cash used in financing activities	(2,232)	(1,756)
Decrease in cash and cash equivalents	$(22,370)	$(34,400)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the six months ended July 28, 2024, net cash used in operating activities was $17.1 million, which primarily consisted of cash used in operating assets and liabilities of $20.9 million and an $11.6 million net loss for the six months ended July 28, 2024 partially offset by depreciation of $16.3 million. The cash used in operating assets and liabilities of $20.9 million was primarily due to a $43.0 million increase in inventory, partially offset by a $26.6 million increase in trade accounts payable.

For the six months ended July 30, 2023, net cash used in operating activities was $1.2 million, which primarily consisted of cash used in operating assets and liabilities of $11.0 million and a $5.9 million net loss for the six months ended July 30, 2023 offset by depreciation of $14.9 million. The cash used in operating assets and liabilities of $11.0 million was primarily due to a $7.3 million decrease in accrued expenses and $2.2 million increase in inventory.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to investments in infrastructure and information technology.

For the six months ended July 28, 2024 and July 30, 2023, net cash used in investing activities was $3.1 million and $31.4 million, respectively.

Net Used in Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

For the six months ended July 28, 2024, net cash used in financing activities was $2.2 million and $1.8 million, respectively.

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

Recent Accounting Pronouncements

See Note 14 “Recent Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for information regarding recent accounting pronouncements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended July 28, 2024, which were not registered under the Securities Act.

The following table contains information of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended July 28, 2024.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
April 29, 2024 - May 26, 2024	105,986	$4.17	—	$—
May 27, 2024 - June 30, 2024	—	—	—	—
July 1, 2024 - July 28, 2024	—	—	—	—
Total	105,986	$4.17	—	$—

Item 5.    Other Information

During the three months ended July 28, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1	Duluth Holdings Inc. 2024 Equity Incentive Plan, incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on April 5, 2024.
10.2	Form of Restricted Stock Agreement for executives under the 2024 Equity Incentive Plan.*
10.3	Form of Restricted Stock Agreement for non-employee directors under the 2024 Equity Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 30, 2024
DULUTH HOLDINGS INC. (Registrant)
/s/ Heena Agrawal
Heena Agrawal
Senior Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

/s/ Michael Murphy
Michael Murphy
Vice President, Chief Accounting Officer and Treasury
(On behalf of the Registrant and as Principal Accounting Officer)