Form 10-Q
period 2024-10-27
DULUTH HOLDINGS INC.
filed 2024-12-06
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2024

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of December 4, 2024, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of December 4, 2024, was 31,812,954.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED October 27, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	October 27, 2024	January 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$9,335	$32,157
Receivables	4,396	5,955
Income tax receivable	138	617
Inventory, less reserves of $1,558 and $1,361, respectively	231,430	125,757
Prepaid expenses & other current assets	18,991	16,488
Total current assets	264,290	180,974
Property and equipment, net	116,941	132,718
Operating lease right-of-use assets	101,784	121,430
Finance lease right-of-use assets, net	33,802	40,315
Available-for-sale security	4,840	4,986
Other assets, net	11,442	9,020
Deferred tax assets	—	1,010
Total assets	$533,099	$490,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	October 27, 2024	January 28, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$104,546	$51,122
Accrued expenses and other current liabilities	36,252	30,930
Current portion of operating lease liabilities	15,439	16,401
Current portion of finance lease liabilities	2,502	3,149
Duluth line of credit	44,000	—
Current maturities of TRI long-term debt	909	847
Total current liabilities	203,648	102,449
Operating lease liabilities, less current maturities	88,441	106,413
Finance lease liabilities, less current maturities	31,272	34,276
TRI long-term debt, less current maturities	24,510	25,141
Deferred tax liabilities	123	—
Total liabilities	347,994	268,279
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of October 27, 2024 and January 28, 2024	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of October 27, 2024 and January 28, 2024	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 32,072 shares issued and 31,807 shares outstanding as of October 27, 2024 and 31,178 shares issued and 31,023 shares outstanding as of January 28, 2024	—	—
Treasury stock, at cost; 265 and 155 shares as of October 27, 2024 and January 28, 2024, respectively	(2,331)	(1,738)
Capital stock	107,224	103,579
Retained earnings	83,660	123,816
Accumulated other comprehensive loss	(426)	(427)
Total shareholders' equity of Duluth Holdings Inc.	188,127	225,230
Noncontrolling interest	(3,022)	(3,056)
Total shareholders' equity	185,105	222,174
Total liabilities and shareholders' equity	$533,099	$490,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net sales	$127,056	$138,210	$385,359	$401,068
Cost of goods sold (excluding depreciation and amortization)	60,645	68,806	183,328	194,530
Gross profit	66,411	69,404	202,031	206,538
Selling, general and administrative expenses	82,850	81,832	229,731	224,958
Restructuring expense	6,152	—	7,748	—
Operating loss	(22,591)	(12,428)	(35,448)	(18,420)
Interest expense	1,251	1,219	3,232	3,033
Other income, net	6	47	167	304
Loss before income taxes	(23,836)	(13,600)	(38,513)	(21,149)
Income tax expense (benefit)	4,688	(3,126)	1,609	(4,786)
Net loss	(28,524)	(10,474)	(40,122)	(16,363)
Less: Net income (loss) attributable to noncontrolling interest	15	(8)	34	(24)
Net loss attributable to controlling interest	$(28,539)	$(10,466)	$(40,156)	$(16,339)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	33,448	32,987	33,314	32,937
Net loss per share attributable to controlling interest	$(0.85)	$(0.32)	$(1.21)	$(0.50)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	33,448	32,987	33,314	32,937
Net loss per share attributable to controlling interest	$(0.85)	$(0.32)	$(1.21)	$(0.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net loss	$(28,524)	$(10,474)	$(40,122)	$(16,363)
Other comprehensive loss
Securities available-for sale:
Unrealized security gain (loss) arising during the period	13	(342)	1	(539)
Income tax expense (benefit)	3	(84)	—	(134)
Other comprehensive income (loss)	10	(258)	1	(405)
Comprehensive loss	(28,514)	(10,732)	(40,121)	(16,768)
Comprehensive income (loss) attributable to noncontrolling interest	15	(8)	34	(24)
Comprehensive loss attributable to controlling interest	$(28,529)	$(10,724)	$(40,155)	$(16,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended October 27, 2024
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	(loss) income	entity	equity
Balance at January 28, 2024	34,387	$103,579	$(1,738)	$123,816	$(427)	$(3,056)	$222,174
Issuance of common stock	782	110	—	—	—	—	110
Stock-based compensation	—	1,372	—	—	—	—	1,372
Restricted stock forfeitures	(15)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(80)	—	(383)	—	—	—	(383)
Other comprehensive loss	—	—	—	—	(105)	—	(105)
Net (loss) income	—	—	—	(7,873)	—	8	(7,865)
Balance at April 28, 2024	35,074	$105,061	$(2,121)	$115,943	$(532)	$(3,048)	$215,303
Issuance of common stock	202	97	—	—	—	—	97
Stock-based compensation	—	1,011	—	—	—	—	1,011
Restricted stock forfeitures	(168)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(29)	—	(122)	—	—	—	(122)
Other comprehensive income	—	—	—	—	96	—	96
Net (loss) income	—	—	—	(3,744)	—	11	(3,733)
Balance at July 28, 2024	35,079	$106,169	$(2,243)	$112,199	$(436)	$(3,037)	$212,652
Issuance of common stock	171	86	—	—	—	—	86
Stock-based compensation	—	969	—	—	—	—	969
Restricted stock forfeitures	(57)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(22)	—	(88)	—	—	—	(88)
Other comprehensive income	—	—	—	—	10	—	10
Net (loss) income	—	—	—	(28,539)	—	15	(28,524)
Balance at October 27, 2024	35,171	$107,224	$(2,331)	$83,660	$(426)	$(3,022)	$185,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended October 29, 2023
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entity	equity
Balance at January 29, 2023	33,443	$98,842	$(1,459)	$133,172	$(148)	$(3,210)	$227,197
Issuance of common stock	1,081	136	—	—	—	—	136
Stock-based compensation	—	990	—	—	—	—	990
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(41)	—	(273)	—	—	—	(273)
Other comprehensive income	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(3,869)	—	(8)	(3,877)
Balance at April 30, 2023	34,474	$99,968	$(1,732)	$129,303	$(207)	$(3,218)	$224,114
Issuance of common stock	111	153	—	—	—	—	153
Stock-based compensation	—	1,294	—	—	—	—	1,294
Restricted stock forfeitures	(4)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(1)	—	—	—	(1)
Other comprehensive income	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	(2,004)	—	(8)	(2,012)
Balance at July 30, 2023	34,581	$101,415	$(1,733)	$127,299	$(295)	$(3,226)	$223,460
Issuance of common stock	26	129	—	—	—	—	129
Stock-based compensation	—	1,021	—	—	—	—	1,021
Restricted stock forfeitures	(133)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	(4)	—	—	—	(4)
Other comprehensive loss	—	—	—	—	(258)	—	(258)
Net loss	—	—	—	(10,466)	—	(8)	(10,474)
Balance at October 29, 2023	34,474	$102,565	$(1,737)	$116,833	$(553)	$(3,234)	$213,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	October 27, 2024	October 29, 2023
Cash flows from operating activities:
Net loss	$(40,122)	$(16,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,730	23,434
Stock based compensation	3,352	3,305
Deferred income taxes	1,133	(4,800)
Loss on disposal of property and equipment	102	37
Changes in operating assets and liabilities:
Receivables	1,559	362
Income taxes receivable	479	(99)
Inventory	(105,673)	(19,044)
Prepaid expense & other current assets	(585)	(952)
Software hosting implementation costs, net	(4,485)	(800)
Trade accounts payable	53,160	(10,171)
Income taxes payable	—	(1,761)
Accrued expenses and deferred rent obligations	5,286	(3,691)
Other assets	(3)	20
Noncash lease impacts	2,942	(483)
Net cash used in operating activities	(58,125)	(31,006)
Cash flows from investing activities:
Purchases of property and equipment	(5,813)	(39,958)
Principal receipts from available-for-sale security	147	133
Net cash used in investing activities	(5,666)	(39,825)
Cash flows from financing activities:
Net borrowings on line of credit	44,000	36,000
Payments on TRI long term debt	(623)	(564)
Payments on finance lease obligations	(2,109)	(2,116)
Payments of tax withholding on vested restricted shares	(593)	(278)
Other	294	418
Net cash provided by financing activities	40,969	33,460
Decrease in cash and cash equivalents	(22,822)	(37,371)
Cash and cash equivalents at beginning of period	32,157	45,548
Cash and cash equivalents at end of period	$9,335	$8,177
Supplemental disclosure of cash flow information:
Interest paid	$3,232	$3,033
Income taxes paid	$125	$1,875
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$2,173	$8,391

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2024 is a 53-week period and ends on February 2, 2025. Fiscal 2023 was a 52-week period and ended on January 28, 2024. The three months of fiscal 2024 and fiscal 2023 represent the Company’s 13-week periods ended October 27, 2024 and October 29, 2023, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended October 27, 2024 and October 29, 2023 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended October 27, 2024 and October 29, 2023. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2024.

C.    Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $1.6 million and $1.4 million as of October 27, 2024 and January 28, 2024, respectively.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

D.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	October 27, 2024	January 28, 2024
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,146	$2,778
Current software hosting implementation costs, net	4,636	3,353
Other prepaid expenses	12,209	10,357
Prepaid expenses & other current assets	$18,991	$16,488

Other assets, net
Goodwill	$402	$402
Intangible assets, net	419	436
Non-current software hosting implementation costs	9,273	6,705
Other assets, net	1,348	1,477
Other assets, net	$11,442	$9,020

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Nine Months Ended
	of Operations	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$722	$840	$2,374	$2,520
Interest on lease liabilities	Interest expense	382	423	1,189	1,292
Total finance lease expense		$1,104	$1,263	$3,563	$3,812
Operating lease expense	Selling, general and administrative expenses	$6,921	$5,074	$17,516	$15,175
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321	963	963
Variable lease expense	Selling, general and administrative expenses	3,091	2,685	9,052	8,158
Total lease expense		$11,437	$9,343	$31,094	$28,108

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Nine Months Ended
	October 27, 2024	October 29, 2023
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,109	$2,116
Operating cash flows from finance leases	$1,189	$1,293
Operating cash flows from operating leases	$16,092	$15,562

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$-	$5,174

Weighted-average remaining lease term (in years):
Finance leases	10	11
Operating leases	7	8

Weighted-average discount rate:
Finance leases	4.5%	4.4%
Operating leases	4.2%	4.2%

Future minimum lease payments under the non-cancellable leases are as follows as of October 27, 2024:

Fiscal year	Finance	Operating
(in thousands)
2024 (remainder of fiscal year)	$987	4,938
2025	3,972	19,183
2026	3,993	18,465
2027	3,993	17,193
2028	4,017	15,391
Thereafter	25,215	44,696
Total future minimum lease payments	$42,177	$119,866
Less – Discount	(8,403)	(15,986)
Lease liability	$33,774	$103,880

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	October 27, 2024	January 28, 2024
(in thousands)
TRI Senior Secured Note	$21,919	$22,488
TRI Note	3,500	3,500
	$25,419	$25,988
Less: current maturities	909	847
TRI long-term debt	$24,510	$25,141

Duluth Line of credit	$44,000	$—
Less: current maturities	44,000	—
Duluth long-term debt	$—	$—

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

As of October 27, 2024 and for the nine months then ended, the Company was in compliance with all financial and non-financial covenants contained within the Credit Agreement and the First Amendment.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 27, 2024	January 28, 2024
(in thousands)
Salaries and benefits	$4,714	$2,692
Deferred revenue	7,155	9,579
Freight	2,980	4,001
Product returns	4,550	5,541
Unpaid purchases of property & equipment	1,852	765
Accrued advertising	5,628	1,129
Other	9,373	7,223
Total accrued expenses and other current liabilities	$36,252	$30,930

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

The Company’s assets and liabilities measured at fair value are categorized as Level 1 or Level 3 instruments. The fair value of the Company’s money market account is obtained from real-time quotes for transactions in active exchange markets involving identical assets (Level 1). The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the nine months ended October 27, 2024, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s money market account and available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

October 27, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$—	$—	$—	$—

Level 3 security:
Corporate trust	$5,409	$—	$(569)	$4,840

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	January 28, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$28,396	$—	$—	$28,396

Level 3 security:
Corporate trust	$5,556	$—	$(570)	$4,986

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended October 27, 2024 or October 29, 2023.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of October 27, 2024.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$214	$174
After one year through five years	1,408	1,204
After five years through ten years	2,102	1,899
After ten years	1,685	1,563
Total	$5,409	$4,840

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	October 27, 2024		January 28, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$25,419	$22,957	$25,988	$23,554

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

the VIE. The Company has determined that it was the primary beneficiary of one VIE as of October 27, 2024 and January 28, 2024.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of October 27, 2024 and January 28, 2024:

	October 27, 2024	January 28, 2024
(in thousands)
Cash	$27	$17
Property and equipment, net	22,476	22,941
Total assets	$22,503	$22,958

Other current liabilities	$106	$26
Current maturities of long-term debt	909	847
TRI long-term debt	24,510	25,141
Noncontrolling interest in VIE	(3,022)	(3,056)
Total liabilities and shareholders' equity	$22,503	$22,958

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

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
(in thousands, except per share data)
Numerator - net loss attributable to controlling interest	$(28,539)	$(10,466)	$(40,156)	$(16,339)
Denominator - weighted average shares (Class A and Class B)
Basic	33,448	32,987	33,314	32,937
Dilutive shares	—	—	—	—
Diluted	33,448	32,987	33,314	32,937
Loss per share (Class A and Class B)
Basic	$(0.85)	$(0.32)	$(1.21)	$(0.50)
Diluted	$(0.85)	$(0.32)	$(1.21)	$(0.50)

The computation of diluted loss per share excluded (0.3) million and 0.1 million of unvested restricted stock for the three months ended October 27, 2024 and October 29, 2023, because their inclusion would be anti-dilutive due to a net loss.

The computation of diluted loss per share excluded 0.0 million and 0.5 million of unvested restricted stock for the nine months ended October 27, 2024 and October 29, 2023, because their inclusion would be anti-dilutive due to a net loss.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $1.0 million and $3.4 million for the three and nine months ended October 27, 2024, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the nine months ended October 27, 2024 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at January 28, 2024	1,367,270	$8.77
Granted	1,099,121	4.62
Vested	(538,093)	8.96
Forfeited	(239,402)	6.67
Outstanding at October 27, 2024	1,688,896	$6.03

At October 27, 2024, the Company had unrecognized compensation expense of $6.8 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.6 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 27, 2024	January 28, 2024
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	57,658	56,850
Buildings	36,272	36,191
Vehicles	84	121
Warehouse equipment	66,255	66,481
Office equipment and furniture	54,446	54,294
Computer equipment	9,628	11,142
Software	39,817	39,923
	268,646	269,488
Accumulated depreciation and amortization	(153,765)	(140,551)
	114,881	128,937
Construction in progress	2,060	3,781
Property and equipment, net	$116,941	$132,718

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
(in thousands)
Direct-to-consumer	$79,833	$87,015	$246,961	$253,362
Stores	47,223	51,195	138,398	147,706
	$127,056	$138,210	$385,359	$401,068

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	October 27, 2024	January 28, 2024
(in thousands)
Contract assets	$2,146	$2,778
Contract liabilities	$7,155	$9,579

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

	October 27, 2024	October 29, 2023
(in thousands)
Balance as of beginning of period	$9,579	$10,249
Gift cards sold	7,144	6,717
Gift cards redeemed	(9,330)	(9,055)
Gift card breakage	(238)	(260)
Balance as of end of period	$7,155	$7,651

11.    INCOME TAXES

The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The effective tax rate related to controlling interest was (4.2%) and 23% for the nine months ended October 27, 2024 and October 29, 2023, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income tax. The effective tax rate fluctuated significantly year over year primarily as a result of the Company recording a valuation allowance on its deferred tax assets as of October 27, 2024.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company regularly assesses the realizability of deferred tax assets and under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. In conducting this assessment, a significant piece of objective negative evidence evaluated by management was a cumulative loss over the most recent 36-month period ended October 27, 2024, which was not outweighed by available positive evidence and which limited the Company’s ability to give weight to projections of future growth for purposes of this assessment. Accordingly, as of October 27, 2024, a valuation allowance of $10.1 million was provided against the net amount of deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. As of January 28, 2024, there was no valuation allowance for deferred tax assets.

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

On July 12, 2024, as a result of the phase two analysis of the fulfillment center network, the Company voluntarily entered into a lease amendment for one of its legacy fulfillment center leases in Dubuque, Iowa. The amended lease accelerated the lease expiration date from September 30, 2030 to October 27, 2024. The amended lease requires Duluth to pay an aggregate of $3.7 million (the “Termination Penalty”) in consideration of accelerating the lease termination date, which will be paid in four equal quarterly installments from October 2024 through August 2025. The Company amortized the loss from the Termination Penalty, as well as the net loss from writing off the right-of-use asset and lease liability over the modified remaining lease term. In addition, the Company accelerated the depreciation of the non-transferrable fixed assets to have no remaining net book value as of the modified lease expiration date.

During the three and nine months ended October 27, 2024, the Company recognized restructuring charges of $6.2 million and $7.7 million, respectively.

	Three Months Ended	Nine Months Ended
	October 27, 2024	October 27, 2024
(in thousands)
Early contract termination expense	$2,759	$3,679
Lease remeasurement expense	1,596	1,889
Accelerated depreciation expense	766	1,149
Employee termination benefit expense	370	370
Other restructuring expense	661	661
Total restructuring expenses	$6,152	$7,748

13.    CONTINGENCIES

In the second quarter of 2024, in conjunction with ongoing state sales tax audits the Company began a review of its sales tax positions. As a result of the review, the Company determined that sales in a state were subject to certain local sales tax and that the Company had not sufficiently assessed such sales tax on sales to customers in prior fiscal years.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company concluded that some payment to the state is probable. As of October 27, 2024, the Company recorded an estimated sales tax expense accrual of $2.4 million that is reflected in Selling, general and administrative expenses within the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The new guidance is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within an annual period beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating the effects this guidance will have on its consolidated financial statements.

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. This new guidance will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. Management is currently evaluating the effects this guidance will have on its consolidated financial statements.

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period an entity disclose more information about the components of certain expense captions that is currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its consolidated financial statements.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2024 is a 53-week period and ends on February 2, 2025. Fiscal 2023 was a 52-week period and ended on January 28, 2024. The three months of fiscal 2024 and fiscal 2023 represent our 13-week periods ended October 27, 2024 and October 29, 2023, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2023 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the impact of inflation and measures to control inflation on our results of operations; the prolonged effects of economic uncertainties on store and website traffic and disruptions to our distribution network, supply chains and operations; failure to effectively manage inventory levels; our ability to maintain and enhance a strong brand and sub-brand image; adapting to declines in consumer confidence, inflation and decreases in consumer spending; disruptions in our e-commerce platform; effectively adapting to new challenges associated with our expansion into new geographic markets; our ability to meet customer delivery time expectations; natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events; generating adequate cash from our existing stores and direct sales to support our growth; the impact of changes in corporate tax regulations and sales tax; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of a maturing store portfolio; our inability to deploy marketing tactics to strengthen brand awareness and attract new customers in a cost effective manner; our ability to successfully open new stores; competing effectively in an environment of intense competition; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold; the potential for further increases in price and availability of raw materials; our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices; the susceptibility of the price and availability of our merchandise to international trade conditions; failure of our vendors and their manufacturing sources to use acceptable labor or other practices; our dependence upon key executive management or our inability to hire or retain the talent required for our business; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; disruptions in our supply chain and fulfillment centers; our inability to protect our trademarks or other intellectual property rights; infringement on the intellectual property of third parties; acts of war, terrorism or civil unrest; the impact of governmental laws and regulations and the outcomes of legal proceedings; changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods; our ability to secure the personal and/or financial information of our customers and employees; our ability to comply with the security standards for the credit card industry; our failure to maintain adequate internal controls over our financial and management systems; acquisition, disposition, and development risks; and other factors that may be disclosed in our SEC filings or otherwise.

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

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of October 27, 2024, we operated 62 retail stores and three outlet stores.

We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck NakedTM underwear, Fire Hose® work pants, and No-Yank® Tank, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a heritage in workwear that transcends tradesmen and appeals to a broad demographic for everyday and on-the-job use.

From our heritage as a catalog for those working in the building trades, Duluth Trading has become a widely recognized brand and proprietary line of innovative and functional apparel and gear. Over the last decade, we have created strong brand awareness, built a loyal customer base and generated sales momentum. We have done so by sticking to our roots of “there’s gotta be a better way” and through our relentless focus on providing our customers with quality, functional products.

A summary of our financial results is as follows:

•Net sales decreased by 8.1% over the prior year third quarter to $127.1 million, and net sales in the first nine months of fiscal 2024 decreased by 3.9% over the first nine months of the prior year to $385.4 million;

•Net loss of $28.5 million in fiscal 2024 third quarter compared to the prior year third quarter net loss of $10.5 million, and net loss in the first nine months of fiscal 2024 of $40.1 million compared to a net loss in the first nine months of fiscal 2023 of $16.4 million; and

•Adjusted EBITDA decreased to ($6.8) million in fiscal 2024 third quarter compared to the prior year third quarter Adjusted EBITDA of ($1.6) million, and adjusted EBITDA in the first nine months of fiscal 2024 of $5.7 million compared to $12.3 million over the first nine months of fiscal 2023.

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

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
(in thousands)
Net sales	$127,056	$138,210	$385,359	$401,068
Cost of goods sold (excluding depreciation and amortization)	60,645	68,806	183,328	194,530
Gross profit	66,411	69,404	202,031	206,538
Selling, general and administrative expenses	82,850	81,832	229,731	224,958
Restructuring expense	6,152	—	7,748	—
Operating loss	(22,591)	(12,428)	(35,448)	(18,420)
Interest expense	1,251	1,219	3,232	3,033
Other income, net	6	47	167	304
Loss before income taxes	(23,836)	(13,600)	(38,513)	(21,149)
Income tax expense (benefit)	4,688	(3,126)	1,609	(4,786)
Net loss	(28,524)	(10,474)	(40,122)	(16,363)
Less: Net income (loss) attributable to noncontrolling interest	15	(8)	34	(24)
Net loss attributable to controlling interest	$(28,539)	$(10,466)	$(40,156)	$(16,339)
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold (excluding depreciation and amortization)	47.7%	49.8%	47.6%	48.5%
Gross margin	52.3%	50.2%	52.4%	51.5%
Selling, general and administrative expenses	65.2%	59.2%	59.6%	56.1%
Restructuring expense	4.8%	-%	2.0%	-%
Operating loss	(17.8)%	(9.0)%	(9.2)%	(4.6)%
Interest expense	1.0%	0.9%	0.8%	0.8%
Other income, net	0.0%	-%	0.0%	-%
Loss before income taxes	(18.8)%	(9.8)%	(10.0)%	(5.3)%
Income tax expense (benefit)	3.7%	(2.3)%	0.4%	(1.2)%
Net loss	(22.4)%	(7.6)%	(10.4)%	(4.1)%
Less: Net income (loss) attributable to noncontrolling interest	-%	-%	-%	-%
Net loss attributable to controlling interest	(22.5)%	(7.6)%	(10.4)%	(4.1)%

Three Months Ended October 27, 2024, Compared to Three Months Ended October 29, 2023

Net Sales

Net sales decreased $11.2 million, or 8.1%, to $127.1 million in the three months ended October 27, 2024 compared to $138.2 million in the three months ended October 29, 2023. The decrease in net sales was primarily driven by lower web conversion and a decline in store traffic.

Store market net sales decreased $7.9 million, or 9.3%, to $88.7 million in the three months ended October 27, 2024 compared to $96.6 million in the three months ended October 29, 2023. Non-store market net sales decreased by $3.7 million, or 9.8%, to $37.1 million in the three months ended October 27, 2024 compared to $40.8 million in the three months ended October 29, 2023.

Gross Profit

Gross profit decreased $3.0 million, or 4.3%, to $66.4 million in the three months ended October 27, 2024 compared to $69.4 million in the three months ended October 29, 2023. As a percentage of net sales, gross margin increased to 52.3% of net sales in the three months ended October 27, 2024, compared to 50.2% of net sales in the three months ended October 29, 2023. The increase in gross margin percentage was primarily driven by our sourcing initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million, or 1.2%, to $82.9 million in the three months ended October 27, 2024 compared to $81.8 million in the three months ended October 29, 2023. Selling, general and administrative expenses as a percentage of net sales increased to 65.2% in the three months ended October 27, 2024, compared to 59.2% in the three months ended October 29, 2023.

The increase in selling, general and administrative expense as a percentage of net sales was mainly driven by increased advertising spend, partially offset by optimization in our outbound shipping network.

Income Taxes

Income tax expense was $4.7 million in the three months ended October 27, 2024, compared to income tax benefit of $3.1 million in the three months ended October 29, 2023. The provision for third quarter of fiscal 2024 reflected the establishment of a valuation allowance of $10.1 million established against the net amount of deferred tax assets as well as pre-tax loss in the current year.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $28.5 million, in the three months ended October 27, 2024 compared to net loss of $10.5 million in the three months ended October 29, 2023. In addition to the factors addressed above, $6.2 million in restructuring expense contributed to the net loss in the current period.

Nine Months Ended October 27, 2024 Compared to Nine Months Ended October 29, 2023

Net Sales

Net sales decreased $15.7 million, or 3.9%, to $385.4 million in the nine months ended October 27, 2024 compared to $401.1 million in the nine months ended October 29, 2023.

Store market net sales decreased $14.8 million, or 5.3%, to $264.7 million in the nine months ended October 27, 2024 compared to $279.6 million in the nine months ended October 29, 2023. The decrease was driven by slower store traffic compared to the prior year. Non-store market net sales decreased by $6.0 million, or 5.1%, to $112.8 million in the nine months ended October 27, 2024 compared to $118.8 million in the nine months ended October 29, 2023.

Gross Profit

Gross profit decreased $4.5 million, or 2.2%, to $202.0 million in the nine months ended October 27, 2024 compared to $206.5 million in the nine months ended October 29, 2023. As a percentage of net sales, gross margin increased to 52.4% of net sales in the nine months ended October 27, 2024, compared to 51.5% of net sales in the nine months ended October 29, 2023.

The increase in gross margin rate was primarily driven by our sourcing initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.8 million, or 2.1%, to $229.7 million in the nine months ended October 27, 2024 compared to $224.9 million in the nine months ended October 29, 2023. Selling, general and administrative expenses as a percentage of net sales increased to 59.6% in the nine months ended October 27, 2024, compared to 56.1% in the nine months ended October 29, 2023.

The increase in selling, general and administrative expenses included a $2.4 million non-recurring estimated sales tax expense. Excluding this non-recurring expense, selling, general and administrative expenses increased $2.4 million to $227.3 million, representing 59.0% of net sales.

The increase in selling, general and administrative expense as a percentage of net sales, excluding the aforementioned non-recurring estimated sales tax expense accrual, was primarily due to higher fixed costs from foundational strategic investments.

Income Taxes

Income tax expense was $1.6 million in the nine months ended October 27, 2024, compared to income tax benefit of $4.8 million in the nine months ended October 29, 2023. The provision for third quarter of fiscal 2024 reflected the establishment of a valuation allowance of $10.1 million established against the net amount of deferred tax assets as well as pre-tax loss in the current year.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $40.2 million in the nine months ended October 27, 2024 compared to net loss of $16.3 million in the nine months ended October 29, 2023. In addition to the factors addressed above, $7.7 million in restructuring expense contributed to the net loss in the current period.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
(in thousands)
Net loss	$(28,524)	$(10,474)	$(40,122)	$(16,363)
Depreciation and amortization	7,284	8,566	23,581	23,434
Amortization of internal-use software hosting
subscription implementation costs	1,394	1,227	3,856	3,647
Interest expense	1,251	1,219	3,232	3,033
Income tax expense (benefit)	4,688	(3,126)	1,609	(4,786)
EBITDA	$(13,907)	$(2,588)	$(7,844)	$8,965
Stock based compensation	969	1,021	3,352	3,305
Restructuring expense	6,152	—	7,748	—
Sales tax expense accrual	—	—	2,406	—
Adjusted EBITDA	$(6,786)	$(1,567)	$5,662	$12,270

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $5.2 million to ($6.8) million in the three months ended October 27, 2024 compared to ($1.6) million in the three months ended October 29, 2023. As a percentage of net sales, Adjusted EBITDA decreased to (5.3%) of net sales in the three months October 27, 2024 compared to (1.1%) of net sales in the three months ended October 29, 2023.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $6.6 million to $5.7 million in the nine months ended October 27, 2024 compared to $12.3 million in the nine months ended October 29, 2023. As a percentage of net sales, Adjusted EBITDA decreased to 1.5% of net sales in the nine months ended October 27, 2024 compared to 3.1% of net sales in the nine months ended October 29, 2023.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At October 27, 2024, our net working capital was $60.6 million, including $9.3 million of cash and cash equivalents.

We expect to spend approximately $23.0 million in fiscal 2024 on capital expenditures, inclusive of software hosting implementation costs, primarily due to investments in logistics optimization, including investments in the fulfillment network and information technology. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	October 27, 2024	October 29, 2023
(in thousands)
Net cash used in operating activities	$(58,125)	$(31,006)
Net cash used in investing activities	(5,666)	(39,825)
Net cash provided by financing activities	40,969	33,460
Decrease in cash and cash equivalents	$(22,822)	$(37,371)

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the nine months ended October 27, 2024, net cash used in operating activities was $58.1 million, which primarily consisted of cash used in operating assets and liabilities of $47.3 million and a $40.1 million net loss for the nine months ended October 27, 2024 partially offset by depreciation of $24.7 million. The cash used in operating assets and liabilities of $47.3 million was primarily due to a $105.7 million increase in inventory, partially offset by a $53.2 million increase in trade accounts payable.

The increase in inventory and trade accounts payable was primarily related to three main drivers. The first was an increase in in-transit inventory as we moved from purchasing through an agent to buying directly from factories. Another third was due to higher inventory receipts on core year-round products to mitigate low in-stock post Black Friday week. Lastly, fall winter orders arrived on time but suffered delayed sales with the unusually warmer weather.

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

For the nine months ended October 27, 2024 and October 29, 2023, net cash used in investing activities was $5.7 million and $39.8 million, respectively.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

For the nine months ended October 27, 2024, net cash used in financing activities was $41.0 million and $33.5 million, respectively.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended October 27, 2024, which were not registered under the Securities Act.

The following table contains information regarding shares acquired by us during the quarter, which consisted solely of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended October 27, 2024.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
July 29, 2024 - August 25, 2024	—	$—	—	$—
August 26, 2024 - September 29, 2024	71,688	$3.93	—	—
September 30, 2024 - October 27, 2024	—	—	—	—
Total	71,688	$3.93	—	$—

Item 5.    Other Information

During the three months ended October 27, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2024
DULUTH HOLDINGS INC. (Registrant)
/s/ Heena Agrawal
Heena Agrawal
Senior Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Interim Principal Accounting Officer)