Form 10-K
period 2025-02-02
DULUTH HOLDINGS INC.
filed 2025-03-24
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $51.2 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (July 28, 2024).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of March 19, 2025, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of March 19, 2025 was 31,774,348.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of February 2, 2025 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

•failure to effectively manage inventory levels;

•our ability to maintain and enhance a strong brand and sub-brand image;

•adapting to declines in consumer confidence, inflation and decreases in consumer spending;

•disruptions to our e-commerce platform;

•our ability to meet customer delivery time expectations;

•our ability to properly allocate inventory throughout our distribution network to fulfill customer demand;

•our failure to meet our debt covenant ratios;

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

•the inability to maintain the performance of our maturing store portfolio;

•our inability to deploy marketing tactics to strengthen brand awareness and attract new customers in a cost effective manner;

•our ability to successfully open new stores;

•effectively adapting to new challenges associated with our expansion into new geographic markets;

•competing effectively in an environment of intense competition or elevated promotions;

•our ability to adapt to significant changes in sales due to the seasonality of our business;

•price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;

•the potential for further increases in price and lack of availability of raw materials;

•our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;

•the susceptibility of the price and availability of our merchandise to international trade conditions including tariffs;

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

•failure to comply with data privacy regulations;

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

The following discussion contains references to fiscal years 2024 and 2023, which refer to our fiscal years ended February 2, 2025 and January 28, 2024, respectively. Fiscal year 2024 was a 53-week period and 2023 was a 52-week period.

Duluth Trading is a lifestyle brand of men’s and women’s workwear, casual wear, outdoor apparel and accessories primarily sold through our own omnichannel platform. We offer products nationwide through our website. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of February 2, 2025, we operated 62 retail stores and three outlet stores.

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

Our Products

We offer a comprehensive line of innovative, durable and functional workwear, casual wear, outdoor apparel and accessories for both men and women. Our product assortment includes shirts, pants, shorts, underwear, outerwear, footwear, accessories and hard goods. Our products feature proprietary designs and distinct names, such as our Longtail T® shirts, Buck Naked® underwear, Fire Hose® work pants and No-Yank® Tank.

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

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors. In fiscal 2024, 43% of our purchases came from our largest supplier, an agent partner in Hong Kong. Goods manufactured on our behalf, ("non-market buy") are sourced from multiple factories across the globe, including concentrations in Vietnam, Indonesia, Pakistan, Bangladesh, and Cambodia.

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

Fulfillment Centers

We operate fulfillment centers located in Belleville, Wisconsin, Salt Lake City, Utah and Adairsville, Georgia. The approximate square footage of each facility is included in Item 2 of Part I of this report.

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

Intellectual Property

Our trademarks are important to our marketing efforts. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office, trademark offices in other jurisdictions, or exist under common law in the United States and other jurisdictions. The “Duluth Trading Co” trade name and trademark is used both in the United States and internationally and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are AKHG®, Alaskan Hardgear® Armachillo®, Ballroom®, Buck Naked®, Bullpen®, Cab Commander®, Crouch Gusset®, Dang Soft®, Dry on the Fly®, Duluth Trading Co®, DuluthFlex®, Fire Hose®, Flexpedition®, Longtail T®, NoGA®, No Polo Shirt®, No Yank®, Spit & Polish®, and Wild Boar®. Our rights to some of these trademarks may be limited to select markets. We also own domain names, including “duluthtrading.com.”

Employees

As of February 2, 2025, we employed 807 full-time and 1,441 part-time and flexible part-time employees, 1,085 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

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

We also use other paid and non-paid advertising. Our paid advertising includes search engine marketing, display advertising and paid social media. Our non-paid advertising efforts include search engine optimization, non-paid social media and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. Additionally, digital advertising costs may continue to rise and as our usage of these channels expands, such costs may impact our ability to acquire new customers in a cost-effective manner. As usage of these channels by our customer base has not grown as expected, we have suffered a decline in customer growth and net sales. A continued decrease in the level of usage or customer growth may have a material adverse effect on our business, financial condition and operating results.

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

To achieve our growth strategy, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people, information systems and facilities and expand, train and manage our employee base. To support growth, we must effectively integrate, develop and motivate a large number of employees. Failure to improve and expand our infrastructure of employees may have a material adverse effect on our business, financial condition and operating results.

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

Business activities continue to face economic uncertainties, including but not limited to increased inflation and interest rates, tariffs and global supply chain constraints. The economic uncertainties may continue for an extended period and have adversely impacted, and may continue to impact, our business.

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

New initiatives have been and may be proposed in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in such countries with which we do business. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have an adverse effect on our business, results of operations and financial condition.

If we fail to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers, our business and operating results could be adversely affected.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our fulfillment centers in Wisconsin, Georgia and Utah. While our reliance on a limited number of fulfillment centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health pandemics, or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a fulfillment center or at points of export or import, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, as has happened in the past, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

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

•government regulation of the Internet, including data privacy and taxation; and

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

Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce and catalog operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage or interruption. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach of security of these systems has and could adversely impact the operations of our business, including disruption of our ability to accept and fulfill customer orders, effective management of inventory, inefficient ordering and replenishment of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media.

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

Our business is seasonal, and if we do not efficiently manage inventory levels and allocation, our results of operations could be adversely affected.

Our business is subject to seasonal influences, with increased net sales and net income realized during the fourth quarter of our fiscal year, which includes the holiday season.

We must maintain sufficient inventory levels and properly allocate inventory throughout our distribution network to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and potentially lowers gross margins. We obtain substantially all of our inventory from suppliers located outside the

United States. Some of these suppliers often require lengthy advance notice of order requirements in order to be able to manufacture and supply products in the quantities requested. This usually requires us to order our products, and enter into commitments for the purchase of our products, well in advance of the time these products will be offered for sale. As a result, it may be difficult to respond to changes in customer demand. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, inventory levels will not be appropriate and our results of operations could be adversely affected.

We expect a disproportionate amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in amounts sufficient to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, as well as incur costs related to a pack-and-hold approach for inventory, which could reduce profitability. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Furthermore, if too many customers access our website within a short period of time due to increased holiday demand, we may experience system interruptions that could make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of products we sell as well as the attractiveness of our product offerings. In addition, we or our third-party service providers may be unable to adequately staff our fulfillment and customer service centers during these peak periods, and our delivery service providers and other fulfillment companies may be unable to meet the peak seasonal demand. For example, during the holiday season in 2024, there were challenges in inventory planning resulting in delays in processing at a legacy fulfillment center.

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

Financial Risks

Our net sales and profits depend on the level of consumer spending for apparel, footwear and accessories, which is sensitive to general economic conditions and other factors. An economic recession or a decline in consumer spending or consumer sensitivity to pricing could have a material adverse effect on our business and results of operations.

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

We accept payments using a variety of methods, including credit cards, debit cards, Paypal, gift cards and physical bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers suffer a data breach, or become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data privacy and security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our systems containing payment information are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments, and our business and operating results could be adversely affected.

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

We may be unable to accurately forecast our operating results.

We may not be able to accurately forecast our operating results. We use a variety of factors in our forecasting and planning processes, including historical results, recent history and assessments of economic and market conditions, among other things. The changes in net sales and profitability that we forecast may not be achieved. Our sales and profitability depends on the growth of demand for the products we offer at the prices we offer, and our business is affected by general economic and business conditions. A softening of demand, whether caused by changes in customer preferences or a weakening of the economy or other factors, may result in decreased net sales. In addition, we experience seasonal trends in our business, and this variability may make it difficult to predict net sales and could result in significant fluctuations in our operating results from period to period. Furthermore, most of our expenses and investments are fixed, and we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our net sales results. Failure to accurately forecast our operating results could cause investors’ perceptions of our business to be adversely affected, and the market price of our Class B common stock could decline.

Our failure to comply with restrictive covenants under our revolving credit facility and other debt instruments could trigger prepayment obligations.

Our failure to comply with the restrictive covenants under our revolving credit facility and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date with penalties. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

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

Our business requires compliance with many laws and regulations, including labor and employment, customs, truth-in-advertising, data privacy and security, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. Failure to achieve compliance could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines and penalties. We may become involved in a number of legal proceedings and audits including government and agency investigations, and consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies. The outcome of some of these legal proceedings, audits and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, causing a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any pending or future legal proceedings and audits will not have a material adverse effect on our business, financial condition and results of operations.

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

We believe cybersecurity is critical to advancing our “Big Dam Blueprint” vision and recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats defined in Item 106(a) of Regulation S-K. These risks include, among others described in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K: operational risks, fraud, harm to employees or customers and violation of data privacy or security laws. These cybersecurity risks make it necessary that we incur significant expenditures on cybersecurity.

Cybersecurity Governance

Our audit committee of our board of directors is formally charged with oversight of cybersecurity risk. This includes reviewing the Company’s cybersecurity and other information technology risks, controls and procedures, including a high-level review of the threat landscape facing the Company and the Company’s strategy to mitigate cybersecurity risks and potential breaches, and the Company’s plan to respond to data breaches.

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

Cybersecurity Risk Management and Strategy

We have implemented several measures to identify and assess our cybersecurity threats. We self-assess maturity levels along with areas of risk for the cyber kill chain using the ISO/IEC 33004:2015 Process Maturity Model. Within this model, our risk dashboard is continually assessed based on eight key initiatives: reconnaissance, intrusion, exploitation, privilege escalation, lateral movement, obfuscation/anti-forensics, denial of service and exfiltration. Along with this model, we engage and utilize various third parties to measure risk profiles of ourselves and vendors, security threats specific to our Company both internal and external through multiple avenues such as our website and social media and perform periodic penetration tests on Company systems to identify cybersecurity risks and threats to the Company. These evaluations include testing both the design and operational effectiveness of security controls. We recognize a cybersecurity incident experienced by a supplier or vendor could materially impact us. We assess third party cybersecurity controls as part of our third-party information technology risk when integrating new tools or third parties. We contractually require third parties to report cybersecurity incidents, if applicable, to us so we can assess the impact of the incident and any necessary regulatory reporting obligations that may be required. Additionally, as part of the contract management process, new information technology vendors are subject to a cybersecurity review by the information technology team and include cybersecurity and data privacy language, if applicable, in contracts.

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

In fiscal 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

ITEM 2.	PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of February 2, 2025.

Location	Number of Stores	Primary Use	Gross Sq Ft	Leased/Owned
Retail Stores
North East
Connecticut	1	Store	9,792	Leased
Maine	1	Store	12,951	Leased
Massachusetts	1	Store	16,360	Leased
New Jersey	2	Store	24,741	Leased
Pennsylvania	2	Store	34,945	Leased
Rhode Island	1	Store	14,528	Leased
Midwest
Illinois	3	Store	38,410	Leased
Indiana	1	Store	14,557	Leased
Iowa	1	Store	12,249	Leased
Kansas	1	Store	15,385	Leased
Michigan	3	Store	45,588	Leased
Minnesota	4	Store	61,900	Leased
Missouri	2	Store	27,692	Leased
Nebraska	1	Store	15,757	Leased
North Dakota	1	Store	14,557	Leased
Ohio	4	Store	58,420	Leased
South Dakota	1	Store	9,166	Leased
Wisconsin	4	Store	53,246	Leased
South
Alabama	2	Store	31,312	Leased
Arkansas	1	Store	15,656	Leased
Florida	1	Store	14,557	Leased
Georgia	1	Store	20,041	Leased
Kentucky	2	Store	28,582	Leased
North Carolina	2	Store	41,672	Leased
Oklahoma	1	Store	15,536	Leased
Tennessee	2	Store	27,325	Leased
Texas	6	Store	92,212	Leased
Virginia	2	Store	31,828	Leased
West
Alaska	1	Store	25,409	Leased
Colorado	3	Store	52,643	Leased
Oregon	2	Store	39,463	Leased
Utah	1	Store	15,602	Leased
Washington	1	Store	15,656	Leased
Leased to Open New Store
Kansas City, Missouri		Store	16,045	Leased
Other
Mount Horeb, WI		Photo Studio	7,000	Leased
Belleville, WI		Outlet store	17,890	Owned
Oshkosh, WI		Outlet store	12,777	Leased
Red Wing, MN		Outlet store	15,560	Leased
Mount Horeb, WI		Corporate headquarters	108,000	Leased
Kowloon, Hong Kong		Office	1,855	Leased
Belleville, WI		Fulfillment center	220,000	Owned
Adairsville, GA		Fulfillment center	494,144	Leased
Salt Lake City, UT		Fulfillment center	228,800	Leased

We consider these properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The leases on our retail stores expire at various times and are subject to renewal options and rent escalation provisions. As we approach lease renewals for about 25% of our stores through 2026, we are thoroughly evaluating each location for remodel, relocation, or exit based on enhance performance standards.

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

Information about our Executive Officers

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among any officers or director, except as disclosed below, or arrangements or understandings between any officer and any other person pursuant to which the officer was selected. The information presented below is as of March 21, 2025.

Name	Age	Office
Stephen L. Schlecht	77

Mr. Schlecht is the founder of our Company and has served as Chairman of the Board of Directors and Senior Advisor since May 2021. Mr. Schlecht has served on our Board of Directors since our founding in 1986.  Mr. Schlecht previously served as Executive Chairman from February 2015 to May 2021, and as Chief Executive Officer from August 2019 to May 2021.  Prior to that, Mr. Schlecht served as Chairman of the Board of Directors and Chief Executive Officer from February 2003 to February 2015 and as President from February 2003 to February 2012.  He also served as President and Chief Executive Officer of GEMPLER’S, Inc., which he founded in 1986, until February 2003.  Mr. Schlecht holds a B.S.B.A. degree and an M.B.A. from Northwestern University.

As previously announced, the Board of Directors of the Company appointed Mr. Schlecht as Interim Chief Executive Officer of the Company in addition to his role as Senior Advisor to the Company, effective April 25, 2025, unless the Board appoints a permanent Chief Executive Officer prior to such date. During the transition period between the announcement of Mr. Sato’s retirement and April 25, 2025, Mr. Schlecht will assume day-to-day leadership of the Company.

Samuel M. Sato	61

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

Heena K. Agrawal	49

Ms. Agrawal has served as our Senior Vice President and Chief Financial Officer since February 2024. Ms. Agrawal previously served as the Chief Financial Officer, Global Wrangler and Global Kontoor Supply Chain of Kontoor Brands, Inc. from January 2023 to January 2024, and Chief Financial Officer of Global Wrangler from September 2021 to January 2024. Prior to that, Ms. Agrawal served as the Global Segment Chief Financial Officer, Industrial Segment for Underwriters Laboratories from February 2021 to September 2021, and Connected Technology Appliances & Lighting Global Division Chief Financial Officer for Underwriters Laboratories from October 2019 to February 2021, as well as various leadership positions at Walgreens Boots Alliance from January 2012 to September 2019, most recently serving as Synergy Leader M&A Integration: Rite Aid from 2018 to September 2019 and at Procter & Gamble from 2001 to 2011. Ms. Agrawal holds a Bachelor of Commerce, Accounting, and Taxation degree from Narsee Monjee College of Commerce and Economics, an M.B.A. from the Kelley School of Business at Indiana University, CPA (inactive), and is a CFA charter holder.

Eli M. Getson	54

Mr. Getson has served as our Senior Vice President and Chief Merchandising Officer since August 2024. From December 2016 through April 2024, Mr. Getson served as Senior Vice President and General Merchandise Manager at Academy Sports and Outdoors, a retailer of trending outdoor and sports categories. From June 2010 through November 2016, Mr. Getson served as Executive Vice President and General Merchandise Manager at Golfsmith International. Prior to that, Mr. Getson served in various roles at Cabela’s, Bon-Ton Corporation, Perry Ellis International, and Polo Ralph Lauren.

David S. Homolka	58

Mr. Homolka has served as our Senior Vice President of Talent, Retail Store Operations, Contact Center Operations, Asset Protection & Safety since February 2020 and previously served as our Vice President of Human Resources, Store Operations and Asset Protection from January 2019 to February 2020, and Vice President of Human Resources from February 2017 to January 2019. Mr. Homolka previously served as Chief Property and Design Officer and Vice President of Real Estate, Store Design and Construction at Cabela’s from October 2015 to February 2017 and Vice President of Human Resources and Asset Protection from January 2012 to October 2015.

Richard W. Schlecht	44

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

Albert J. Sutera	59

Mr. Sutera has served as our Senior Vice President, Chief Technology Officer and Logistics since August 2022. He previously served as US Chief Technology & Operations Officer of Signa Sports United from January 2022 to August 2022, as Executive Vice President/Chief Technology & Information Officer of JD Sports Fashion from March 2016 to August 2021, as Senior Vice President/CTO for Hudson Bay Corporation from November 2013 to February 2016 and as Senior Vice President of Digital Technology & Operations of Saks Fifth Avenue from March 2007 to November 2013. Mr. Sutera holds a B.S. in Finance and Accounting from Montclair State University and a Master’s Certificate in Computer Science and Project Management from Stevens Institute of Technology.

Garth N. Weber	55

Mr. Weber has served as our Senior Vice President of Brand and Marketing since August 2024, serving as caretaker of brand and marketing across all facets of the company. From July 2023 to August 2024, Mr. Weber served as our Vice President of Brand and Marketing, taking on successively greater responsibility of the company’s brand, marketing, and customer analytics functions. Prior to joining Duluth Trading, he served as Vice President of Brand and Creative at Wilson Sporting Goods from 2021 to 2023, a leading manufacturer and retailer in high-performance sports equipment, apparel, footwear and accessories. Previously, he spent nearly 5 years at adidas as Senior Director of Global Brand Design. Mr. Weber earned a Bachelor of Arts degree in Philosophy from Wheaton College and a Master of Fine Arts degree in Fiction from the State University of New York Brockport.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Listing and Trading

Our Class B common stock has been traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015. Our Class A common stock is neither listed nor traded on an exchange.

Shareholders of Record

Based upon data provided by our transfer agent, as of March 21, 2025, there were approximately 107 holders of record of our Class B common stock, one of whom is the sole holder of our Class A common stock. We believe the number of beneficial holders of the Company’s Class B common stock is in excess of this amount.

Dividends

Our Class B common stock began trading on November 19, 2015. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Part III, Item 12. Security Ownership of Beneficial Owners and Management and Related Shareholder Matters.

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

Management’s discussion focuses on fiscal 2024 results compared to fiscal 2023. Fiscal year 2024 was a 53-week period and 2023 was a 52-week period. For a discussion of fiscal 2023 results compared to fiscal 2022, refer to the Company’s Annual Report on Form 10-K for the year ended January 28, 2024.

Overview

We are a lifestyle brand of men’s and women’s workwear, casual wear, outdoor apparel and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of February 2, 2025, we operated 62 retail stores and three outlet stores.

We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck Naked® underwear, Fire Hose® work pants and No-Yank® Tank, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a heritage in workwear that transcends tradesmen and appeals to a broad demographic for everyday and on-the-job use.

From our heritage as a catalog for those working in the building trades, Duluth Trading has become a widely recognized brand and proprietary line of innovative and functional apparel and gear. Over the last decade, we have created strong brand awareness, built a loyal customer base and generated sales growth. We have done so by sticking to our roots of “there’s gotta be a better way” and through our relentless focus on providing our customers with quality, functional products.

A summary of our financial results is as follows:

•Net sales in fiscal 2024 decreased by 3.1% compared to the prior year to $626.6 million;

•Net loss in fiscal 2024 was ($43.6) million compared to prior year net loss of ($9.9) million; and

•Adjusted EBITDA in fiscal 2024 decreased $18.0 million compared to the prior year to $14.6 million.

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

Free Cash Flow

We believe Free Cash Flow is a useful measure of performance as an indication of the Company’s ability to generate cash and provides additional perspective on our ability to efficiently use capital in executing our growth strategy. We use Free Cash Flow to facilitate a comparison of our operating performance on a consistent basis from period-to-period and our ability to generate cash.

We define Free Cash Flow as net cash provided by operating activities less purchase of property and equipment. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	February 2, 2025	January 28, 2024
(in thousands)
Net sales	626,629	646,681
Cost of goods sold (excluding depreciation and amortization)	318,119	321,710
Gross profit	308,510	324,971
Selling, general and administrative expenses	337,623	334,540
Restructuring expense	7,748	—
Operating loss	(36,861)	(9,569)
Interest expense	4,554	4,156
Other income, net	173	923
Loss before income taxes	(41,242)	(12,802)
Income tax expense (benefit)	2,370	(2,862)
Net loss	(43,612)	(9,940)
Less: Net income (loss) attributable to noncontrolling interest	59	(17)
Net loss attributable to controlling interest	$(43,671)	$(9,923)
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	50.8%	49.7%
Gross profit	49.2%	50.3%
Selling, general and administrative expenses	53.9%	51.7%
Restructuring expense	1.2%	—%
Operating loss	(5.9)%	(1.5)%
Interest expense	0.7%	0.6%
Other income, net	—%	—%
Loss before income taxes	(6.6)%	(2.0)%
Income tax expense (benefit)	0.4%	(0.4)%
Net loss	(7.0)%	(1.5)%
Less: Net income (loss) attributable to noncontrolling interest	—%	—%
Net loss attributable to controlling interest	(7.0)%	(1.5)%

Fiscal 2024 Compared to Fiscal 2023

Net Sales

Net sales decreased $20.1 million, or 3.1%, to $626.6 million in fiscal 2024 compared to $646.7 million in fiscal 2023. The decrease in net sales was primarily driven by lower average unit retail prices, processing delays at a legacy fulfillment center, lower web conversion and a decline in store traffic. Following the surge in unit demand over the Black Friday weekend, inventory units housed in our highly automated Adairsville center were significantly depleted resulting in a higher level of orders being routed to a legacy fulfillment facility, which resulted in significant backlog. We subsequently reduced promotional depth and frequency to address the order backlog and maintain sales quality, which constrained top-line growth.

Store market net sales decreased $3.3 million, or 0.8%, to $441.8 million in fiscal 2024 compared to $445.1 million in fiscal 2023. Net sales in non-store markets decreased $21.7 million, or 11.1%, to $174.3 million in fiscal 2024 compared to $196.0 million in fiscal 2023.

Gross Profit

Gross profit decreased $16.5 million, or 5.1%, to $308.5 million in fiscal 2024 compared to $325.0 million in fiscal 2023. As a percentage of net sales, gross margin decreased to 49.2% of net sales in fiscal 2024 compared to 50.3% of net sales in fiscal 2023. The decrease in gross margin rate was primarily due to a lower mix of full price sales as customers’ purchasing activity increased during periods of promotions, partially offset by an improvement in product costs from our direct to factory sourcing initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.1 million, or 0.9%, to $337.6 million in fiscal 2024 compared to $334.5 million in fiscal 2023. Selling, general and administrative expenses as a percentage of net sales was 53.9% in fiscal 2024 compared to 51.7% in fiscal 2023.

The increase in selling, general and administrative expense as a percentage of net sales was mainly driven by increased overhead costs, partially offset by optimization in our outbound shipping network.

Interest Expense

Interest expense increased $0.4 million to $4.6 million in fiscal 2024 compared to $4.2 million in fiscal 2023. The increase in interest expense was primarily attributable to increased interest rates on outstanding debt in fiscal 2024 compared to fiscal 2023.

Income Taxes

Income tax expense was $2.4 million in fiscal 2024 compared to income tax benefit of $2.9 million in fiscal 2023. Our effective tax rate related to controlling interest was (5.7%) in fiscal 2024 compared to 22.4% in fiscal 2023. The provision for fiscal 2024 reflected the establishment of a valuation allowance against the net amount of deferred tax assets as well as pre-tax loss in the current year.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was ($43.7) million in fiscal 2024 compared to ($9.9) million in fiscal 2023, due to the factors discussed above.

Non-GAAP Financial Measures

See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA and Free Cash Flow.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table represents reconciliations of net (loss) income to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated below.

	Fiscal Year Ended
	February 2, 2025	January 28, 2024
(in thousands)
Net loss	$(43,612)	$(9,940)
Depreciation and amortization	31,133	32,159
Amortization of internal-use software hosting subscription implementation costs	5,281	4,961
Interest expense	4,554	4,156
Income tax (benefit) expense	2,370	(2,862)
EBITDA (non-GAAP)	(274)	28,474
Long-term incentive expense	4,152	4,195
Restructuring expense	7,748	—
Impairment expense	2,998	—
Adjusted EBITDA (non-GAAP)	$14,624	$32,669

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $18.0 million to $14.6 million in fiscal 2024 compared to $32.7 million in fiscal 2023. As a percentage of net sales, Adjusted EBITDA decreased to 2.3% of net sales in fiscal 2024 compared to 5.1% of net sales in fiscal 2023.

Free Cash Flow

The following table represents a reconciliation of Net cash provided by operating activities, the most comparable U.S. GAAP financial measure, to free cash flow.

	Fiscal Year Ended
	February 2, 2025	January 28, 2024
(in thousands)
Net cash (used in) provided by operating activities	$(16,917)	$38,673
Purchases of property and equipment	(8,329)	(49,086)
Free Cash Flow (non-GAAP)	$(25,246)	$(10,413)

Free cash flow decreased $14.8 million to ($25.2) million in fiscal 2024 compared to ($10.4) million in fiscal 2023. The decrease was primarily driven by higher inventory levels compared to a reduction in inventory in the prior year, partially offset by a decrease in purchases of property and equipment.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. As of February 2, 2025 our working capital was $63.1 million, which includes cash and cash equivalents of $3.3 million.

We spent $17.4 million in fiscal 2024 on capital expenditures, inclusive of investments in software hosting implementation costs, which are included in Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets. We expect to spend approximately $20.0 million in fiscal 2025 on capital expenditures. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which typically occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	February 2, 2025	January 28, 2024
(in thousands)
Net cash (used in) provided by operating activities	$(16,917)	$38,673
Net cash used in investing activities	(8,129)	(48,718)
Net cash used in financing activities	(3,776)	(3,346)
Decrease in cash and cash equivalents	$(28,822)	$(13,391)

Net Cash (Used in) Provided by Operating Activities

Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2024, net cash used in operating activities was $16.9 million, which primarily consisted of non-cash depreciation and amortization of $32.3 million and amortization of stock-based compensation of $4.0 million, offset by cash used in operating assets and liabilities of $12.0 million and net loss of ($43.6) million. The cash used in operating assets and liabilities of $12.0 million primarily consisted of a $40.8 million increase in inventory partially offset by a $22.9 million increase in trade accounts payable.

The increase in inventory and trade accounts payable was primarily related to an increase in in-transit inventory as we moved from purchasing through an agent to buying directly from factories coupled with higher inventory receipts on core year-round products to mitigate low in-stock post Black Friday week.

For fiscal 2023, net cash provided by operating activities was $38.7 million, which primarily consisted of non-cash depreciation and amortization of $32.2 million, amortization of stock-based compensation of $4.2 million and cash provided by operating assets and liabilities of $14.5 million, which was partially offset by net loss of ($9.9) million. The cash provided by operating assets and liabilities of $14.5 million primarily consisted of a $29.2 million decrease in inventory partially offset by a $5.4 million and $4.4 million decrease in trade accounts payable and accrued expenses, respectively.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures related to a new fulfillment center and information technology.

For fiscal 2024, net cash used in investing activities was $8.1 million, driven by purchases of property and equipment of $8.3 million.

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

For fiscal 2024 and fiscal 2023, net cash used in financing activities was $3.8 million and $3.3 million, respectively, primarily consisting of payments on finance lease obligations.

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

On January 31, 2025, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which was treated as an extinguishment for accounting purposes. The Second Amendment amends the Credit Agreement in order to (i) decrease the revolving commitment from $200.0 million to $100.0 million; (ii) revise the definition of

“Applicable Rate” to provide for pricing terms in the event of a Rent Adjusted Leverage Ratio greater than or equal to 3.50:1.0; (iii) limit the exceptions to the prohibition on restricted payments to (a) making dividends or distributions by any subsidiary to the Company, and (b) the acquisition of equity interests in satisfaction of tax withholding obligations associated with restricted stock or awards under employee incentive plans; and (iv) provide that the Maximum Rent Adjusted Leverage Ratio and the Minimum Fixed Charge Coverage Ratio will be measured commencing on the fiscal quarter ending May 2, 2021 and measured quarterly thereafter as of the last day of each fiscal quarter of the Company (other than for the fiscal quarter ending February 2, 2025).

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established if it is more likely than not that some portion or all of the deferred income tax asset will not be realized. A valuation allowance was recognized for the year ended February 2, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Duluth Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc. and subsidiaries (the Company) as of February 2, 2025 and January 28, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2025 and January 28, 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Product return reserve

As discussed in Note 5 to the consolidated financial statements, as of February 2, 2025 the Company recorded $4,568 thousand in reserves for product returns within accrued expenses and other current liabilities. Management estimates the product return reserve using its own historical sales and product return information.

We identified the assessment of the product return reserve as a critical audit matter. A high degree of auditor judgement was required to assess whether the historical return rate used to estimate the reserve for product returns is indicative of future returns.

The following are the primary procedures we performed to address this critical audit matter. We evaluated and tested the design and implementation of certain internal controls related to the product return reserve. This included controls related to determining the historical return rate used to estimate product returns. We assessed the Company’s ability to accurately estimate the product return rate by comparing prior period estimates to actual product return rates experienced. We analyzed the product return rate assumption by evaluating the consistency of the assumption with the trend of actual historical product return rates and by comparing the product return reserve to actual product returns received after the balance sheet date.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Milwaukee, Wisconsin

March 21, 2025

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	February 2, 2025	January 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,335	$32,157
Receivables	3,970	5,955
Income taxes receivable	—	617
Inventory, net	166,545	125,757
Prepaid expenses & other current assets	17,781	16,488
Total current assets	191,631	180,974
Property and equipment, net	111,560	132,718
Operating lease right-of-use assets	102,663	121,430
Finance lease right-of-use assets, net	32,957	40,315
Available-for-sale security	4,491	4,986
Other assets, net	9,140	9,020
Deferred tax assets	—	1,767
Total assets	$452,442	$491,210
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$73,882	$51,122
Accrued expenses and other current liabilities	35,684	34,111
Income tax payable	65	—
Current portion of operating lease liabilities	15,534	16,401
Current portion of finance lease liabilities	2,541	3,149
Current maturities of TRI long-term debt	931	847
Total current liabilities	128,637	105,630
Operating lease liabilities, less current portion	89,222	106,413
Finance lease liabilities, less current portion	30,621	34,276
TRI long-term debt, less current maturities	24,283	25,141
Deferred tax liabilities	—	—
Total liabilities	272,763	271,460
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of February 2, 2025 and January 28, 2024	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of February 2, 2025 and January 28, 2024	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 32,077 shares issued and 31,813 shares outstanding as of February 2, 2025 and 31,178 shares issued and 31,023 outstanding as of January 28, 2024	—	—
Treasury stock, at cost; 264 and 155 shares as of February 2, 2025 and January 28, 2024, respectively	(2,332)	(1,738)
Capital stock	108,009	103,579
Retained earnings	77,721	121,392
Accumulated other comprehensive income	(722)	(427)
Total shareholders' equity of Duluth Holdings Inc.	182,676	222,806
Noncontrolling interest	(2,997)	(3,056)
Total shareholders' equity	179,679	219,750
Total liabilities and shareholders' equity	$452,442	$491,210

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	February 2, 2025	January 28, 2024
Net sales	$626,629	$646,681
Cost of goods sold (excluding depreciation and amortization)	318,119	321,710
Gross profit	308,510	324,971
Selling, general and administrative expenses	337,623	334,540
Restructuring expense	7,748	—
Operating loss	(36,861)	(9,569)
Interest expense	4,554	4,156
Other income, net	173	923
Loss before income taxes	(41,242)	(12,802)
Income tax expense (benefit)	2,370	(2,862)
Net loss	(43,612)	(9,940)
Less: Net income (loss) attributable to noncontrolling interest	59	(17)
Net loss attributable to controlling interest	$(43,671)	$(9,923)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	33,368	32,955
Net loss per share attributable to controlling interest	$(1.31)	$(0.30)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	33,368	32,955
Net loss per share attributable to controlling interest	$(1.31)	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	February 2, 2025	January 28, 2024
Net loss	$(43,612)	$(9,940)
Other comprehensive loss
Securities available-for-sale:
Unrealized security loss	(296)	(372)
Income tax benefit	(1)	(93)
Other comprehensive loss	(295)	(279)
Comprehensive loss	(43,907)	(10,219)
Comprehensive income (loss) attributable to noncontrolling interest	59	(17)
Comprehensive loss attributable to controlling interest	$(43,966)	$(10,202)

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entities	equity
Balance at January 29, 2023	33,443	$98,842	$(1,459)	$131,315	$(148)	$(3,210)	$225,340
Issuance of common stock	1,243	542	—	—	—	—	542
Stock-based compensation	—	4,195	—	—	—	—	4,195
Restricted stock forfeitures	(257)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(42)	—	(279)	—	—	—	(279)
Changes in the TRI Holdings, LLC Consolidation	—	—	—	—	—	171	171
Other comprehensive loss	—	—	—	—	(279)	—	(279)
Net loss	—	—	—	(9,923)	—	(17)	(9,940)
Balance at January 28, 2024	34,387	$103,579	$(1,738)	$121,392	$(427)	$(3,056)	$219,750
Issuance of common stock	1,185	384	—	—	—	—	384
Stock-based compensation	—	4,046	—	—	—	—	4,046
Restricted stock forfeitures	(239)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(156)	—	(594)	—	—	—	(594)
Changes in the TRI Holdings, LLC Consolidation	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(295)	—	(295)
Net (loss) income	—	—	—	(43,671)	—	59	(43,612)
Balance at February 2, 2025	35,177	$108,009	$(2,332)	$77,721	$(722)	$(2,997)	$179,679

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	February 2, 2025	January 28, 2024
Cash flows from operating activities:
Net loss	$(43,612)	$(9,940)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,282	32,159
Stock-based compensation	4,046	4,195
Deferred income taxes	1,767	(2,335)
Loss on disposal of property and equipment	473	130
Changes in operating assets and liabilities:
Receivables	1,985	86
Income taxes receivable	617	(617)
Inventory	(40,788)	29,165
Prepaid expense & other assets	1,085	(1,675)
Software hosting implementation costs, net	(3,171)	(216)
Trade accounts payable	22,863	(5,449)
Income taxes payable	65	(1,761)
Accrued expenses and deferred rent obligations	2,059	(4,405)
Other	473	58
Noncash lease impacts	2,939	(722)
Net cash (used in) provided by operating activities	(16,917)	38,673
Cash flows from investing activities:
Purchases of property and equipment	(8,329)	(49,086)
Principal receipts from available-for-sale security	200	181
Proceeds from disposal of PP&E	—	16
Changes in the TRI Holdings, LLC Consolidation	—	171
Net cash used in investing activities	(8,129)	(48,718)
Cash flows from financing activities:
Proceeds from line of credit	83,500	56,000
Payment on line of credit	(83,500)	(56,000)
Payments on TRI long term debt	(846)	(767)
Payments on finance lease obligations	(2,721)	(2,842)
Shares withheld for tax payments on vested restricted stock	(594)	(279)
Other	385	542
Net cash used in financing activities	(3,776)	(3,346)
Decrease in cash and cash equivalents	(28,822)	(13,391)
Cash and cash equivalents at beginning of period	32,157	45,548
Cash and cash equivalents at end of period	$3,335	$32,157
Supplemental disclosure of cash flow information:
Interest paid	$4,554	$4,156
Income taxes paid	$125	$2,026
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,285	$1,874

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

In 2010, the Company initiated its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of February 2, 2025, the Company operated 62 retail stores and three outlet stores. The Company identifies its operating segments according to how its business activities are managed and evaluated. The Company continues to grow its omnichannel distribution network which allows the consumer to interact with the Company through a consistent customer experience whether on the Company website or at Company stores. The Company has one reportable external segment, consistent with the Company’s omnichannel business approach. The Company’s revenues generated outside the United States were insignificant.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2024 and Fiscal 2023 ended on February 2, 2025 and January 28, 2024, respectively. Fiscal 2024 was a 53-week period and Fiscal 2023 was a 52-week period.

Seasonality of Business

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its revenue and operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.

Revision of Prior Period Financial Information

During fiscal 2024, management identified inaccuracies in the collection of local sales tax transactions within certain states. Accordingly, the Company has revised its consolidated financial statements and related notes to increase Accrued expenses by $3.2 million and Deferred tax assets by $0.8 million as of January 28, 2024, and to increase Selling, general and administrative expenses by $0.7 million and income tax benefit by $0.2 million for the year ended January 28, 2024. The cumulative errors related to periods prior to fiscal 2023 resulted in a decrease to Retained earnings by $2.4 million as of the beginning of fiscal 2023. The Company has determined that the errors were immaterial to all impacted periods and has corrected the impacted periods as an immaterial correction of an error. The Company also revised the fiscal 2024 quarterly consolidated financial statements to correct the impact of the errors on the respective periods.

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold		Selling, General and Administrative Expenses
•	Direct cost of purchased merchandise	•	Payroll and payroll-related expenses
•	Inventory shrinkage and inventory adjustments due to obsolescence	•	Occupancy expenses related to stores and operations at the Company's headquarters, including utilities
•	Inbound freight	•	Depreciation and amortization
•	Freight from the Company's fulfillment centers to its stores	•	Marketing expenses including: digital, television, and social media advertising; catalog production and mailing; and print advertising costs
		•	Logistical costs associated with shipping product to customers
		•	Consulting and software expenses and professional services fees

Advertising and Catalog Expenses

The Company’s advertising and catalog expense primarily consists of web marketing programs, social media and radio and television advertisements, which are expensed as they are incurred. The Company’s direct-response advertising consists of producing, printing and mailing catalogs, which are expensed upon receipt by customers.

Advertising and Catalog expenses were $67.5 million and $69.0 million for fiscal 2024 and fiscal 2023, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $43.7 million and $47.2 million for fiscal 2024 and fiscal 2023, respectively.

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

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of February 2, 2025, Cash and cash equivalents consisted of cash, amounts receivable from credit card issuers and money market funds. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

Significant Suppliers

The Company’s principal supplier of inventory accounted for 43% and 59% of total inventory expenditures in fiscal 2024 and fiscal 2023, respectively.

Inventories

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess, obsolete items and shrinkage was $2.1 million and $1.4 million as of February 2, 2025 and January 28, 2024, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment consist of the following:

	February 2, 2025	January 28, 2024
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	57,732	56,850
Buildings	36,272	36,191
Vehicles	84	121
Warehouse equipment	65,592	66,481
Office equipment and furniture	54,542	54,294
Computer equipment	9,472	11,142
Software	39,952	39,923
	268,132	269,488
Accumulated depreciation and amortization	(159,450)	(140,551)
	108,682	128,937
Construction in progress	2,878	3,781
Property and equipment, net	$111,560	$132,718

The Company recorded depreciation expense of $28.7 million and $28.0 million for fiscal 2024 and fiscal 2023, respectively. The Company expenses as incurred all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	February 2, 2025	January 28, 2024
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,301	$2,778
Current software hosting implementation costs, net	3,749	3,353
Other prepaid expenses	11,731	10,357
Prepaid expenses & other current assets	$17,781	$16,488

Other assets, net
Goodwill	$—	$402
Intangible assets, net	414	436
Non-current software hosting implementation costs	7,498	6,705
Other assets, net	1,228	1,477
Other assets, net	$9,140	$9,020

Software Hosting Implementation Costs

Software hosting implementation costs includes costs of implementation activities of certain cloud computing arrangements in accordance with Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). Amortization expense was $5.3 million and $5.0 million for fiscal 2024 and fiscal 2023, respectively. Accumulated amortization was $12.4 million and $10.4 million for fiscal 2024 and fiscal 2023, respectively. See Note 12 “Recent Accounting Pronouncements” for more information.

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

Management performed its annual qualitative assessment of goodwill as of December 31, 2024 and 2023, which included assessing factors such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance. The next step after the qualitative assessment failed was estimating the fair value of the reporting unit, which management used the market valuation approach. Through the annual assessment, management determined the carrying amount of the Goodwill exceeded its value. Thus, the Company recognized a full impairment for the year ended February 2, 2025.

Intangible Assets and Other Assets

Intangible assets and other assets include loan origination fees and trade names which are amortized over their estimated useful lives ranging from three years to fifteen years. Other assets also primarily include security deposits required by certain of the Company’s lease agreements and prepaid expenses. Amortization expense was $0.2 million for fiscal 2024 and fiscal 2023. Accumulated amortization was $1.2 million and $1.0 million as of February 2, 2025 and January 28, 2024, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Scheduled future amortization of amortizable other assets is as follows as of February 2, 2025:

Fiscal year
(in thousands)
2025	$157
2026	80
2027	22
2028	2
2029	2
Thereafter	4
$267

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

For fiscal 2024, management identified a triggering event for two stores within the annual impairment test. Management determined expected undiscounted cash flows were greater than the carrying value and therefore, no impairment was recorded.

Store Pre-opening Costs

Store pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses.

Stock-Based Compensation

In connection with the IPO, the Company adopted the 2015 Equity Incentive Plan of Duluth Holdings Inc. There are awards outstanding under the 2015 plan, but we do not grant new awards under the plan. We have adopted the 2024 Equity Incentive Plan of Duluth Holdings Inc. (“2024 Plan”), which provides compensation alternatives such as stock options, shares, restricted stock, restricted stock units, deferred stock and performance share units, using or based on the Company’s Class B common stock.

The Company accounts for its stock-based compensation plan in accordance with ASC Topic 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award. Restricted stock issued to board members generally vests over a period of one year. Restricted stock issued to key employees and executives typically vests over a period of three years to four years based on the terms for each individual award. The fair value of the restricted stock is determined based on the market value of the Company’s Class B common stock on the grant date. Restricted stock forfeitures are recognized as incurred.

Total stock compensation expense associated with restricted stock recognized by the Company was $4.0 million and $4.2 million for fiscal 2024 and fiscal 2023, respectively, and is included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The following is a summary of the activity in the Company’s unvested restricted stock during the years ended February 2, 2025 and January 28, 2024:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at January 29, 2023	618,772	$12.05
Granted	1,168,316	6.51
Vested	(164,116)	12.22
Forfeited	(255,702)	5.73
Outstanding at January 28, 2024	1,367,270	$8.77
Granted	1,099,121	4.62
Vested	(540,722)	8.98
Forfeited	(239,402)	6.67
Outstanding at February 2, 2025	1,686,267	$6.02

At February 2, 2025, the Company had unrecognized compensation expense of $5.8 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.5 years.

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

Other Comprehensive Income

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of earnings but is reported as a separate component of shareholders’ equity. For fiscal 2024 and fiscal 2023, other comprehensive income consists of changes in unrealized gains and losses on the Company’s available-for-sale security, net of taxes.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Company’s assets and liabilities measured at fair value are categorized as Level 1 or Level 3 instruments. The fair value of the Company’s money market account is obtained from real-time quotes for transactions in active exchange markets involving identical assets (Level 1). The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During fiscal 2024, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s money market account and available-for-sale security along with the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows.

February 2, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$—	$—	$—	$—

Level 3 security:
Corporate trust	$5,356	$—	$(865)	$4,491

	January 28, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$28,396	$—	$—	$28,396

Level 3 security:
Corporate trust	$5,556	$—	$(570)	$4,986

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its security on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the Consolidated Statements of Operations in fiscal 2024 or fiscal 2023.

The following table presents the future receipts related to the Company’s available-for-sale security by contractual maturity as of February 2, 2025.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$219	$157
After one year through five years	1,438	1,123
After five years through ten years	2,142	1,827
After ten years	1,557	1,384
Total	$5,356	$4,491

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

February 2, 2025	January 28, 2024

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TRI Long-term debt, including short-term portion	$25,214	$21,225	$25,988	$23,554

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

The expense components of the Company’s leases reflected on the Company’s Consolidated Statement of Operations were as follows:

	Consolidated Statement of Operations	February 2, 2025	January 28, 2024
(in thousands)
Finance lease expense
Amortization of right-of-use assets	Selling, general and administrative expenses	$3,097	$3,361
Interest on lease liabilities	Interest expense	1,564	1,709
Total finance lease expense		$4,661	$5,070
Operating lease expense	Selling, general and administrative expenses	$22,255	$20,267
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	1,284	1,284
Variable lease expense	Selling, general and administrative expenses	11,961	10,927
Total lease expense		$40,161	$37,548

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Other information related to leases were as follows:

	February 2, 2025	January 28, 2024
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,721	$2,842
Operating cash flows from finance leases	$1,564	$1,709
Operating cash flows from operating leases	$21,030	$20,842

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,748	$5,468

Weighted-average remaining lease term (in years):
Finance leases	10	10
Operating leases	7	7

Weighted-average discount rate:
Finance leases	4.5%	4.5%
Operating leases	4.4%	4.2%

Future minimum lease payments under the non-cancellable leases are as follows as of February 2, 2025:

	Finance	Operating
Fiscal year	Leases	Leases
(in thousands)
2025	$3,971	$19,720
2026	3,993	19,419
2027	3,993	18,179
2028	4,017	16,384
2029	4,217	13,898
Thereafter	20,997	33,297
Total future minimum lease payments	$41,188	$120,897
Less - Discount	8,026	16,141
Lease liability	$33,162	$104,756

Total rent expense under non-cancellable leases was $21.9 million and $21.8 million for fiscal 2024 and fiscal 2023, respectively.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

4.  DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	February 2, 2025	January 28, 2024
(in thousands)
TRI Senior Secured Note	$21,714	$22,488
TRI Note	3,500	3,500
	$25,214	$25,988
Less: current maturities	931	847
TRI Long-term debt	$24,283	$25,141

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

Future principal maturities of all TRI debt, excluding unamortized financing fees of $1.0 million associated with the TRI debt are as follows as of February 2, 2025:

Fiscal year
(in thousands)
2025	$931
2026	1,020
2027	1,114
2028	1,214
2029	1,320
Thereafter	21,155
$26,754

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

On January 31, 2025, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which was treated as an extinguishment for accounting purposes. The Second Amendment amends the Credit Agreement in order to (i) decrease the revolving commitment from $200.0 million to $100.0 million (ii) revise the definition of “Applicable Rate” to provide for pricing terms in the event of a Rent Adjusted Leverage Ratio greater than or equal to 3.50:1.0; (iii) limit the exceptions to the prohibition on restricted payments to (a) making dividends or distributions by any subsidiary to the Company, and (b) the acquisition of equity interests in satisfaction of tax withholding obligations associated with restricted stock or awards under employee incentive plans; and (iv) provide that the Maximum Rent Adjusted Leverage Ratio and the Minimum Fixed Charge Coverage Ratio will be measured commencing on the fiscal quarter ending May 2, 2021 and measured quarterly thereafter as of the last day of each fiscal quarter of the Company (other than for the fiscal quarter ending February 2, 2025).

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	February 2, 2025	January 28, 2024
(in thousands)
Salaries and benefits	$3,897	$2,692
Deferred revenue	9,783	9,579
Freight	2,495	4,001
Product returns	4,568	5,541
Unpaid purchases of property & equipment	1,264	765
Accrued advertising	929	1,129
Other	12,748	10,404
Total accrued expenses and other current liabilities	$35,684	$34,111

6.  VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of February 2, 2025 and January 28, 2024.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Consolidated Balance Sheets include the following amounts as a result of the consolidation of TRI as of February 2, 2025 and January 28, 2024.

	February 2, 2025	January 28, 2024
(in thousands)
Cash	$11	$17
Property and equipment, net	22,321	22,941
Total assets	$22,332	$22,958

Other current liabilities	$115	$26
Current maturities of TRI long-term debt	931	847
TRI long-term debt	24,283	25,141
Noncontrolling interest in VIE	(2,997)	(3,056)
Total liabilities and shareholders' equity	$22,332	$22,958

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

	Fiscal Year Ended
	February 2, 2025	January 28, 2024
(in thousands, except per share data)
Numerator - net (loss) income attributable to controlling interest	$(43,671)	$(9,923)
Denominator - weighted average shares (Class A and Class B)
Basic	33,368	32,955
Dilutive shares	—	—
Diluted	33,368	32,955
Earnings per share (Class A and Class B)
Basic	$(1.31)	$(0.30)
Diluted	$(1.31)	$(0.30)

The computation of diluted loss per share excluded 0.1 million shares of unvested restricted stock for the fiscal year ended February 2, 2025, respectively, because their inclusion would be anti-dilutive due to a net loss.

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

Sales disaggregated based upon sales channel is presented below.

	February 2, 2025	January 28, 2024
(in thousands)
Direct-to-consumer	$419,860	$425,562

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Stores	206,769	221,119
	$626,629	$646,681

Contract Assets and Liabilities

The Company’s contract assets primarily consist of the right of return for amounts of inventory to be returned that are expected to be resold and are recorded in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. The Company’s contract liabilities primarily consist of gift card liabilities and are recorded upon issuance in Accrued expenses and other current liabilities under deferred revenue (see Note 5 “Accrued Expenses and Other Current Liabilities”) on the Company’s Consolidated Balance Sheets. Upon issuance of a gift card, a liability is established for its cash value.

Contract assets and liabilities on the Company’s Consolidated Balance Sheets are presented in the following table:

	February 2, 2025	January 28, 2024
(in thousands)
Contract assets	$2,301	$2,778
Contract liabilities	$9,782	$9,579

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

	February 2, 2025	January 28, 2024
(in thousands)
Balance as of Beginning of Period	$9,579	$10,249
Gift cards sold	18,975	18,116
Gift cards redeemed	(17,173)	(16,940)
Gift card breakage	(1,599)	(1,846)
Balance as of End of Period	$9,782	$9,579

9.  INCOME TAXES

The components of income tax expense were as follows:

	Fiscal Year Ended

	February 2, 2025	January 28, 2024
(in thousands)
Current:
Federal	$1	$(638)
State	426	230
	427	(408)
Deferred:
Federal	136	(1,879)
State	1,807	(575)
	1,943	(2,454)
Total income tax expense	$2,370	$(2,862)

The tax effects of unrealized gains and losses on securities are components of other comprehensive income and therefore excluded from deferred tax expense.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Company regularly assesses the realizability of deferred tax assets and under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. In conducting this assessment, a significant piece of objective negative evidence evaluated by management was a cumulative loss over the most recent 36-month period ended October 27, 2024, which was not outweighed by available positive evidence and which limited the Company’s ability to give weight to projections of future growth for purposes of this assessment. Accordingly, as of February 2, 2025, a valuation allowance of $11.8 million was provided against the net amount of deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The reconciliation of income tax expense to the amount computed at the federal statutory rate was as follows:

	Fiscal Year Ended

	February 2, 2025		January 28, 2024
(in thousands)
Federal taxes at statutory rate	$(8,672)	21.0%	$(2,683)	21.0%
State and local income taxes, net of federal benefit	(1,333)	3.2%	(409)	3.2%
Stock compensation price difference	638	(1.6)%	150	(1.2)%
Research and development tax credits	(120)	0.3%	(283)	2.4%
Nondeductible compensation	(160)	0.4%	384	(3.2)%
Adjustments to uncertain tax positions	(4)	—%	(164)	1.4%
Valuation allowance	11,773	(28.5)%	—	—%
Other	248	(0.6)%	143	(1.2)%
Total income tax expense	$2,370	(5.8)%	$(2,862)	22.4%

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	February 2, 2025	January 28, 2024
(in thousands)
Deferred tax assets:
Returns allowance	$1,153	$1,402
Uniform inventory capitalization	4,361	3,637
Goodwill and intangibles	29	—
Unrealized loss on investment	218	144
Federal and state credit	414	426
Lease liability	46,412	52,642
Accruals	1,355	389
Stock-based compensation	433	491
Advance payments	411	687
Business Interest limitation	475	127
Sales tax accrual	931	757
Unrecognized tax benefits	8	3
Charitable contributions	280	181
Research and development	1,790	1,723
Federal and state NOL	7,519	5,183
Gross deferred tax assets	65,789	67,792
Valuation allowance	(11,847)	—
Total deferred tax assets	53,942	67,792

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Deferred tax liabilities:
Property and equipment	8,002	12,641
Prepaid expenses	970	949
Right-of-use asset	44,928	52,006
Goodwill and intangibles	—	71
Inventory reserve	42	358
Total deferred tax liabilities	53,942	66,025
Net deferred tax assets (liabilities)	$—	$1,767

As of February 2, 2025, we had state net operating losses (“NOL”) of approximately $23.2 million, with deferred tax assets of $1.2 million related to these state NOLs. These state net operating loss carryforwards expire at various periods beginning in 2029. The federal NOL is approximately $30.1 million, with deferred tax asset of $6.3 million related to the federal NOL.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	February 2, 2025	January 28, 2024
(in thousands)
Balance beginning of year	$119	$287
Additions for tax positions in prior years	19	(74)
Additions for tax positions in current year	14	37
Statute of limitations	(38)	(131)
Balance at end of year	$114	$119

If recognized, $0.1 million of the Company’s unrecognized tax benefits as of February 2, 2025, would affect the Company’s effective tax rate. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no material amounts recorded as tax expense for interest or penalties for the years ended February 2, 2025 or January 28, 2024.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax years 2021 through 2023, and state tax returns for tax years 2020 through 2023, are open for examination.

10.  RETIREMENT PLAN

The Company has a contributory 401(k) profit sharing plan (the “Plan”) which covers all employees who have attained age 21 and who have met minimum service requirements. The Company makes quarterly non-discretionary “safe harbor” matching contributions to the Plan equal to 100% of the basic contribution made by each participant on the first 3% of his or her compensation plus 50% of the basic contribution made by each participant on the next 2% of his or her compensation. As of January 1, 2025, the Company updated the non-discretionary “safe harbor” matching contributions to the Plan to 100% of the basic contribution made by each participant on the first 1% of his or her compensation plus 50% of the basic contribution made by each participant on the next 5% of his or her compensation.

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2024.

The Company’s total expenses under the Plan were $2.3 million and $2.2 million for fiscal 2024 and fiscal 2023, respectively.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

12.  SEGMENT REPORTING

As of February 2, 2025 and January 28, 2024, we had one reportable segment. The Company’s operating segment is based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our CODM is our Chief Executive Officer and the CODM receives discrete financial information for the Company’s gross margin and a summarized comprehensive statement of income monthly that categorizes selling, general and administrative expenses into four line items with remaining expenses and expenditures for long-lived assets being consolidated as an omnichannel business.

The following table summarizes the Company’s gross margin and selling, general and administrative expenses.

	Fiscal Year Ended
	February 2, 2025	January 28, 2024
	(53 weeks)	(52 weeks)
(in thousands)

Net sales	$626,629	$646,681
Cost of goods sold	318,119	321,710
Gross margin	308,510	324,971
Less:
Outbound shipping expenses	43,664	47,185
Advertising expenses	67,518	69,049
Variable expenses	56,055	58,049
Overhead expenses	178,134	160,257
Total selling, general and administrative	345,371	334,540
Operating loss	$(36,861)	$(9,569)

13.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Intangibles – Goodwill and Other – Internal-use Software

On February 3, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”) which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the new internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The new internal-use software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The Company adopted ASU 2018-15 using the prospective method. In fiscal 2024 and 2023, $11.2 million and $10.1 million of capitalized costs associated with implementation activities, net of amortization are classified within Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets, respectively, and $5.3 million and $5.0 million of related amortization costs are included in Selling, general and administrative expenses on the Company’s Consolidated Statement of Operations, respectively.

Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as “CECL”. In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. On November 15, 2019, the FASB issued ASU No. 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815, and Leases (Topic 842),” (“ASU 2019-10”), which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2019-10 amends the effective dates for ASU 2016-13 for smaller reporting companies with fiscal years beginning after December 15, 2022, and interim periods within those years. The Company adopted ASU 2016-13 on January 30, 2023, the first day of the Company’s first quarter for the fiscal year ending January 28, 2024, the Company’s fiscal year 2023. ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The new guidance is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 29, 2024, the first day of the Company’s first quarter for the fiscal year ending February 2, 2025, the Company’s fiscal year 2024.

Recent Accounting Pronouncements Not Yet Adopted

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

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended February 2, 2025 and January 28, 2024

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended February 2, 2025	$1,361	$774	$—	$—	$2,135
Year ended January 28, 2024	1,837	$—	$—	$(476)	$1,361

Product returns reserve
Year ended February 2, 2025	$5,541	$—	$—	$(973)	$4,568
Year ended January 28, 2024	5,168	$373	$—	$—	$5,541

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of February 2, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. Based on this assessment, management concluded that our internal control over financial reporting is effective as of February 2, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fiscal quarter ended February 2, 2025, that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Information required by this Item concerning our directors, audit committee, and audit committee financial experts, insider trading policy and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the sections “Proposal One: Election of Directors,” “Executive Compensation—Insider Trading Policy” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2025 annual meeting of shareholders to be held on May 29, 2025 (the “Proxy Statement”). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 11, 2025.

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

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Information about Our Executive Officers” as of March 21, 2025 in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation” (excluding the information under the caption “Pay Versus Performance”), “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)(1)
Equity compensation plans approved by security holders	—	$—	5,018,713
Equity compensation plans not approved by security holders(2)	—	—	—
Total	—	$—	5,018,713

Equity Compensation Plan Information: The following table sets forth information as of February 2, 2025 about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

(1)	3,931,585 shares are available under the Company’s 2024 Equity Incentive Plan and 1,087,128 shares are available under the Company’s Employee Stock Purchase Plan.
(2)	All of our existing equity compensation plans have been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

10.1+	Outside Director Compensation Policy, incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2024.
10.2+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
10.3+	2024 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 5, 2025.
10.4+

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

10.7	Amended and Restated Annual Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 20, 2024.
10.8+	Form of Restricted Stock Agreement for executives under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 1, 2016.
10.9+	Form of Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 24, 2017.
10.10+

First Amended and Restated Employment Agreement, dated as of May 27, 2021, between Stephen L. Schlecht and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 3, 2021.

10.11+	Employment Agreement between Duluth Holdings Inc. and Samuel M. Sato dated May 3, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on 10-Q dated June 4, 2021.
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

10.20+	Offer Letter dated January 17, 2024 by and between Heena Agrawal and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2024.
10.21+

Inducement Restricted Stock Award Agreement, dated February 12, 2024, by and between Heena Agrawal and Duluth Holdings Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated February 12, 2024.

10.22+	Offer Letter dated July 18, 2024 by and between Ei Getson and Duluth Holdings Inc.*
10.23+	Offer Letter dated August 5, 2024 by and between Garth Weber and Duluth Holdings Inc.*
10.24+	Second Amendment to Employment Agreement, dated as of February 26, 2025, by and between Stephen L. Schlecht and Duluth Holdings Inc.*
10.25+	Form of Restricted Stock Agreement for executives under the 2024 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024.*
10.26

Form of Restricted Stock Agreement for non-employee directors under the 2024 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024.

10.27

Second Amendment, dated as of January 31, 2025, among Duluth Holdings Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, BofA Securities, Inc., as a Joint Lead Arranger and Sole Bookrunner, and Keybanc Capital Markets Inc., as a Joint Lead Arranger, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2025.

19.1	Duluth Holdings Inc. Statement of Policy on Securities Trading.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Executive Officer Compensation Recovery Policy, incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2024.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
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

DATE: March 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Samuel M. Sato Samuel M. Sato	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2025
/s/ Heena K. Agrawal Heena K. Agrawal	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2025

Directors: Samuel M. Sato, Brett L. Paschke, Francesca M. Edwardson, Janet H. Kennedy, David C. Finch, Susan J. Riley, Stephen L. Schlecht, Scott K. Williams and Ronald Robinson.

By:	/s/ Samuel M. Sato	March 21, 2025
Samuel M. Sato
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.