Form 10-Q
period 2025-05-04
DULUTH HOLDINGS INC.
filed 2025-06-06
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2025

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☑	Smaller Reporting Company	☑
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of June 4, 2025, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of June 4, 2025, was 34,214,660.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED May 4, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	May 4, 2025	February 2, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$8,579	$3,335
Receivables	4,248	3,970
Income tax receivable	—	—
Inventory, less reserves of $2,333 and $2,135, respectively	176,108	166,545
Prepaid expenses & other current assets	22,189	17,781
Total current assets	211,124	191,631
Property and equipment, net	106,274	111,560
Operating lease right-of-use assets	100,076	102,663
Finance lease right-of-use assets, net	32,112	32,957
Available-for-sale security	4,860	4,491
Other assets, net	9,259	9,140
Deferred tax assets	—	—
Total assets	$463,705	$452,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	May 4, 2025	February 2, 2025
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$45,940	$73,882
Accrued expenses and other current liabilities	27,543	35,684
Income taxes payable	65	65
Current portion of operating lease liabilities	15,875	15,534
Current portion of finance lease liabilities	2,578	2,541
Line of credit	64,000	—
Current maturities of TRI long-term debt	953	931
Total current liabilities	156,954	128,637
Operating lease liabilities, less current maturities	86,471	89,222
Finance lease liabilities, less current maturities	29,962	30,621
TRI long-term debt, less current maturities	24,054	24,283
Deferred tax liabilities	1,371	—
Total liabilities	298,812	272,763
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of May 4, 2025 and February 2, 2025	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of May 4, 2025 and February 2, 2025	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 32,154 shares issued and 31,890 shares outstanding as of May 4, 2025 and 32,077 shares issued and 31,813 shares outstanding as of February 2, 2025	—	—
Treasury stock, at cost; 264 and 264 shares as of May 4, 2025 and February 2, 2025, respectively	(2,596)	(2,332)
Capital stock	108,329	108,009
Retained earnings	62,428	77,721
Accumulated other comprehensive loss	(300)	(722)
Total shareholders' equity of Duluth Holdings Inc.	167,861	182,676
Noncontrolling interest	(2,968)	(2,997)
Total shareholders' equity	164,893	179,679
Total liabilities and shareholders' equity	$463,705	$452,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	May 4, 2025	April 28, 2024
Net sales	$102,704	$116,684
Cost of goods sold (excluding depreciation and amortization)	49,349	55,060
Gross profit	53,355	61,624
Selling, general and administrative expenses	65,707	70,595
Operating loss	(12,352)	(8,971)
Interest expense	1,481	993
Other (loss) income, net	(161)	16
Loss before income taxes	(13,994)	(9,948)
Income tax expense (benefit)	1,270	(2,083)
Net loss	(15,264)	(7,865)
Less: Net income attributable to noncontrolling interest	29	8
Net loss attributable to controlling interest	$(15,293)	$(7,873)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	33,714	33,087
Net loss per share attributable to controlling interest	$(0.45)	$(0.24)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	33,714	33,087
Net loss per share attributable to controlling interest	$(0.45)	$(0.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 4, 2025	April 28, 2024
Net loss	$(15,264)	$(7,865)
Other comprehensive loss
Securities available-for sale:
Unrealized security gain (loss) arising during the period	422	(140)
Income tax expense (benefit)	—	(35)
Other comprehensive income (loss)	422	(105)
Comprehensive loss	(14,842)	(7,970)
Comprehensive income attributable to noncontrolling interest	29	8
Comprehensive loss attributable to controlling interest	$(14,871)	$(7,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended May 4, 2025
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	(loss) income	entity	equity
Balance at February 2, 2025	35,177	$108,009	$(2,332)	$77,721	$(722)	$(2,997)	$179,679
Issuance of common stock	766	66	—	—	—	—	66
Stock-based compensation	—	254	—	—	—	—	254
Restricted stock forfeitures	(567)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(122)	—	(264)	—	—	—	(264)
Other comprehensive loss	—	—	—	—	422	—	422
Net (loss) income	—	—	—	(15,293)	—	29	(15,264)
Balance at May 4, 2025	35,254	$108,329	$(2,596)	$62,428	$(300)	$(2,968)	$164,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended April 28, 2024
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entity	equity
Balance at January 28, 2024	34,387	$103,579	$(1,738)	$121,392	$(427)	$(3,056)	$219,750
Issuance of common stock	782	110	—	—	—	—	110
Stock-based compensation	—	1,372	—	—	—	—	1,372
Restricted stock forfeitures	(15)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(80)	—	(383)	—	—	—	(383)
Other comprehensive income	—	—	—	—	(105)	—	(105)
Net loss	—	—	—	(7,873)	—	8	(7,865)
Balance at April 28, 2024	35,074	$105,061	$(2,121)	$113,519	$(532)	$(3,048)	$212,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 4, 2025	April 28, 2024
Cash flows from operating activities:
Net loss	$(15,264)	$(7,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,749	8,251
Stock based compensation	254	1,372
Deferred income taxes	1,371	(2,274)
Loss on disposal of property and equipment	748	13
Changes in operating assets and liabilities:
Receivables	(278)	(4,617)
Income taxes receivable	—	533
Inventory	(9,563)	(10,677)
Prepaid expense & other current assets	(1,920)	871
Software hosting implementation costs, net	(2,446)	(2,617)
Trade accounts payable	(28,159)	(13,150)
Accrued expenses and deferred rent obligations	(7,940)	(4,488)
Other assets	(193)	37
Noncash lease impacts	178	945
Net cash used in operating activities	(56,463)	(33,666)
Cash flows from investing activities:
Purchases of property and equipment	(1,332)	(1,525)
Principal receipts from available-for-sale security	53	48
Net cash used in investing activities	(1,279)	(1,477)
Cash flows from financing activities:
Proceeds from line of credit	64,450	28,000
Payments on line of credit	(450)	(17,000)
Payments on TRI long term debt	(225)	(204)
Payments on finance lease obligations	(622)	(737)
Payments of tax withholding on vested restricted shares	(264)	(383)
Other	97	109
Net cash provided by financing activities	62,986	9,785
Increase (decrease) in cash and cash equivalents	5,244	(25,358)
Cash and cash equivalents at beginning of period	3,335	32,157
Cash and cash equivalents at end of period	$8,579	$6,799
Supplemental disclosure of cash flow information:
Interest paid	$1,481	$993
Income taxes paid	$—	$2
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,271	$1,392

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2025 is a 52-week period and ends on February 1, 2026. Fiscal 2024 was a 53-week period and ended on February 2, 2025. The three months of fiscal 2025 and fiscal 2024 represent the Company’s 13-week periods ended May 4, 2025 and April 28, 2024, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended May 4, 2025 and April 28, 2024 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended May 4, 2025 and April 28, 2024. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2025.

C.    Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $2.3 million and $2.1 million as of May 4, 2025 and February 2, 2025, respectively.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

D.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	May 4, 2025	February 2, 2025
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,735	$2,301
Current software hosting implementation costs, net	3,728	3,749
Other prepaid expenses	16,726	11,731
Prepaid expenses & other current assets	$22,189	$17,781

Other assets, net
Intangible assets, net	$410	$414
Non-current software hosting implementation costs	7,456	7,498
Other assets, net	1,393	1,228
Other assets, net	$9,259	$9,140

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

G.    Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended February 2, 2025.

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended
	of Operations	May 4, 2025	April 28, 2024
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$722	$838
Interest on lease liabilities	Interest expense	368	409
Total finance lease expense		$1,090	$1,247
Operating lease expense	Selling, general and administrative expenses	$4,898	$5,093
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321
Variable lease expense	Selling, general and administrative expenses	2,801	2,922
Total lease expense		$9,110	$9,583

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Three Months Ended
	May 4, 2025	April 28, 2024
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$622	$737
Operating cash flows from finance leases	$368	$409
Operating cash flows from operating leases	$4,921	$5,268

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,398	$-

Weighted-average remaining lease term (in years):
Finance leases	10	10
Operating leases	6	7

Weighted-average discount rate:
Finance leases	4.5%	4.5%
Operating leases	4.4%	4.2%

Future minimum lease payments under the non-cancellable leases are as follows as of May 4, 2025:

Fiscal year	Finance	Operating
(in thousands)
2025 (remainder of fiscal year)	$2,981	14,961
2026	3,993	19,860
2027	3,993	18,552
2028	4,017	16,641
2029	4,217	14,116
Thereafter	20,997	33,447
Total future minimum lease payments	$40,198	$117,577
Less – Discount	(7,658)	(15,231)
Lease liability	$32,540	$102,346

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	May 4, 2025	February 2, 2025
(in thousands)
TRI Senior Secured Note	$21,507	$21,714
TRI Note	3,500	3,500
	$25,007	$25,214
Less: current maturities	953	931
TRI long-term debt	$24,054	$24,283

Duluth Line of credit	$64,000	$—
Less: current maturities	64,000	—
Duluth long-term debt	$—	$—

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

On July 8, 2022, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”), which was treated as a modification for accounting purposes. The First Amendment amended the Credit Agreement in order to (i) increase the revolving commitment from $150.0 million to $200.0 million; (ii) extend the maturity date from May 14, 2026 to July 8, 2027; (iii) amend the pricing index to replace BSBY with the Term Secured Overnight Financing Rate; and (iv) reduce the commitment fee in some instances.

On January 31, 2025 the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement, in part, to (i) decrease the revolving commitment from $200 million to $100 million; (ii) revise the definition of “Applicable Rate” to provide for pricing terms in the event of a Rent Adjusted Leverage Ratio greater than or equal to 3.50:1.0; (iii) limit the exceptions to the prohibition on restricted payments to (a) making dividends or distributions by any subsidiary to the Company, and (b) the acquisition of equity interests in satisfaction of tax withholding obligations associated with restricted stock or awards under employee incentive plans; and (iv) provide that the Maximum Rent Adjusted Leverage Ratio and the Minimum Fixed Charge Coverage Ratio will be measured commencing on the fiscal quarter ending May 2, 2021 and measured quarterly thereafter as of the last day of each fiscal quarter of the Company (other than for the fiscal quarter ending February 2, 2025). The reduction in the revolving commitment rightsized the credit facility with the Company’s cash needs to fund seasonal inventory builds and capital

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

expenditure expectations and resulted in fee savings. The Credit Agreement was extinguished on April 28, 2025, resulting in a write down of $0.2 million of debt issuance costs related to the terminated line of credit.

On April 28, 2025, the Company entered into a new credit agreement (the “New Credit Agreement”) among the Company, certain financial institutions as Lenders thereto, and BMO Bank N.A., as Administrative Agent, a Swing Line Lender and a Letter of Credit Issuer. The Credit Agreement provides for borrowings of up to $100.0 million in aggregate principal amount that are available under an asset-based revolving senior credit facility (the “Revolver”) with a $10.0 million sublimit for the issuance of standby letters of credit.

Under the New Credit Agreement, (i) each Secured Overnight Financing Rate (“SOFR”) loan will bear interest on the outstanding principal amount at a rate per annum equal to adjusted term SOFR plus 150 basis points; (ii) each base rate loan will bear interest on the outstanding principal amount from the applicable borrowing date at a rate per annum equal to the Base Rate (as defined in the New Credit Agreement) plus 50 basis points; (iii) each swing line loan will bear interest on the outstanding principal amount from the applicable borrowing date at a rate per annum equal to the base rate plus the applicable margin; and (iv) each other obligation will bear interest on the unpaid amount at a rate per annum equal to the base rate plus the applicable margin.

The new $100.0 million Revolver replaces the current revolving credit facility at a lower interest rate and extends the availability of funds to April 28, 2030. The Company believes the New Credit Agreement will provide the Company with flexibility and liquidity to finance seasonal inventory builds.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 4, 2025	February 2, 2025
(in thousands)
Salaries and benefits	$2,552	$3,897
Deferred revenue	8,514	9,783
Freight	1,381	2,495
Product returns	3,808	4,568
Unpaid purchases of property & equipment	1,375	1,264
Accrued advertising	2,977	929
Other	6,936	12,748
Total accrued expenses and other current liabilities	$27,543	$35,684

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

The Company’s assets and liabilities measured at fair value are categorized as Level 3 instruments. The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the three months ended May 4, 2025, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

May 4, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,303	$—	$(443)	$4,860

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

February 2, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,356	$—	$(865)	$4,491

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended May 4, 2025 or April 28, 2024.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of May 4, 2025.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$224	$192
After one year through five years	1,469	1,305
After five years through ten years	2,183	2,018
After ten years	1,427	1,345
Total	$5,303	$4,860

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	May 4, 2025		February 2, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$25,007	$23,116	$25,214	$21,225

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of May 4, 2025 and February 2, 2025.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of May 4, 2025 and February 2, 2025:

	May 4, 2025	February 2, 2025
(in thousands)
Cash	$18	$11
Property and equipment, net	22,166	22,321
Total assets	$22,184	$22,332

Other current liabilities	$145	$115
Current maturities of long-term debt	953	931
TRI long-term debt	24,054	24,283
Noncontrolling interest in VIE	(2,968)	(2,997)
Total liabilities and shareholders' equity	$22,184	$22,332

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

	Three Months Ended
	May 4, 2025	April 28, 2024
(in thousands, except per share data)
Numerator - net loss attributable to controlling interest	$(15,293)	$(7,873)
Denominator - weighted average shares (Class A and Class B)
Basic	33,714	33,087
Dilutive shares	—	—
Diluted	33,714	33,087
Loss per share (Class A and Class B)
Basic	$(0.45)	$(0.24)
Diluted	$(0.45)	$(0.24)

The computation of diluted loss per share excluded (0.8) million and 0.3 million of unvested restricted stock for the three months ended May 4, 2025 and April 28, 2024, because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.3 million and $1.4 million for the three months ended May 4, 2025 and April 28, 2024 respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the activity in the Company’s unvested restricted stock during the three months ended May 4, 2025 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 2, 2025	1,686,267	$6.02
Granted	741,563	2.21
Vested	(394,010)	6.94
Forfeited	(567,341)	6.07
Outstanding at May 4, 2025	1,466,479	$3.71

At May 4, 2025, the Company had unrecognized compensation expense of $3.9 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.7 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 4, 2025	February 2, 2025
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	58,202	57,732
Buildings	36,291	36,272
Vehicles	84	84
Warehouse equipment	65,612	65,592
Office equipment and furniture	54,542	54,542
Computer equipment	9,784	9,472
Software	40,537	39,952
	269,538	268,132
Accumulated depreciation and amortization	(165,337)	(159,450)
	104,201	108,682
Construction in progress	2,073	2,878
Property and equipment, net	$106,274	$111,560

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended
	May 4, 2025	April 28, 2024
(in thousands)
Direct-to-consumer	$62,552	$75,444
Stores	40,152	41,240

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

$102,704	$116,684

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	May 4, 2025	February 2, 2025
(in thousands)
Contract assets	$1,735	$2,301
Contract liabilities	$8,514	$9,782

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

	May 4, 2025	April 28, 2024
(in thousands)
Balance as of beginning of period	$9,782	$9,579
Gift cards sold	2,797	2,222
Gift cards redeemed	(4,034)	(3,635)
Gift card breakage	(31)	(61)
Balance as of end of period	$8,514	$8,105

11.    INCOME TAXES

The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The effective tax rate related to controlling interest was (9%) and 21% for the three months ended May 4, 2025 and April 28, 2024, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income tax. The effective tax rate fluctuated significantly year over year primarily as a result of the Company recording a valuation allowance on its deferred tax assets as of May 4, 2025.

12.    SEGMENT REPORTING

As of May 4, 2025 and April 28, 2024, we had one reportable segment. The Company’s operating segment is based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our CODM is our Chief Executive Officer and the CODM receives discrete financial information for the Company’s gross margin and a summarized comprehensive statement of income monthly that categorizes selling, general and administrative expenses

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

into four line items with remaining expenses and expenditures for long-lived assets being consolidated as an omnichannel business. The following table summarizes the Company’s gross margin and selling, general and administrative expenses.

	Three Months Ended
	May 4, 2025	April 28, 2024
	(13 weeks)	(13 weeks)
(in thousands)

Net sales	$102,704	$116,684
Cost of goods sold	49,349	55,060
Gross margin	$53,355	$61,624
Less:
Outbound shipping expenses	$6,186	$6,759
Advertising expenses	10,076	11,982
Variable expenses	10,886	10,646
Overhead expenses	38,559	41,208
Total selling, general and administrative	65,707	70,595
Operating loss	(12,352)	(8,971)
Interest expense	1,481	993
Other (loss) income, net	(161)	16
Loss before income taxes	(13,994)	(9,948)
Income tax expense (benefit)	1,270	(2,083)
Net loss	(15,264)	(7,865)
Less: Net income (loss) attributable to noncontrolling interest	29	8
Net loss attributable to controlling interest	$(15,293)	$(7,873)

13.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025 (“2024 Form 10-K”).

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2025 is a 52-week period and ends on February 1, 2026. Fiscal 2024 was a 53-week period and ended on February 2, 2025. The three months of fiscal 2025 and fiscal 2024 represent our 13-week periods ended May 4, 2025 and April 28, 2024, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2024 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the impact of inflation and measures to control inflation on our results of operations; the prolonged effects of economic uncertainties on store and website traffic; disruptions to our distribution network, supply chains and operations; failure to effectively manage inventory levels; our ability to maintain and enhance a strong brand and sub-brand image; adapting to declines in consumer confidence, inflation and decreases in consumer spending; disruptions to our e-commerce platform; our ability to meet customer delivery time expectations; our ability to properly allocate inventory throughout our distribution network to fulfill customer demand; our failure to meet our debt covenant ratios; natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events; generating adequate cash from our existing stores and direct sales to support our growth; the impact of changes in corporate tax regulations and sales tax; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; our inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of our maturing store portfolio; our inability to deploy marketing tactics to strengthen brand awareness and attract new customers in a cost effective manner; our ability to successfully open new stores; effectively adapting to new challenges associated with our expansion into new geographic markets; competing effectively in an environment of intense competition or elevated promotions; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold; the potential for further increases in price and lack of availability of raw materials; our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices; the susceptibility of the price and availability of our merchandise to international trade conditions, including tariffs; failure of our vendors and their manufacturing sources to use acceptable labor or other practices; our dependence upon key executive management or our inability to hire or retain the talent required for our business; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; disruptions in our supply chain and fulfillment centers; our inability to protect our trademarks or other intellectual property rights; infringement on the intellectual property of third parties; acts of war, terrorism or civil unrest; the impact of governmental laws and regulations and the outcomes of legal proceedings; changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods; our ability to secure the personal and/or financial information of our customers and employees; failure to comply with data privacy regulations; our ability to comply with the security standards for the credit card industry; our failure to maintain adequate internal controls over our financial and management systems; acquisition, disposition, and development risks; and other factors that may be disclosed in our SEC filings or otherwise.

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

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of May 4, 2025, we operated 62 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales decreased by 12.0% over the prior year first quarter to $102.7 million;

•Net loss of $15.3 million in fiscal 2025 first quarter compared to the prior year first quarter net loss of $7.9 million; and

•Adjusted EBITDA decreased to ($3.8) million in fiscal 2025 first quarter compared to the prior year first quarter Adjusted EBITDA of $1.8 million.

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

Economic Conditions

The macroeconomic environment is experiencing inflation, tariff and recessionary concerns and general uncertainty regarding the future economic environment and therefore we cannot predict the ultimate impact of these economic conditions on our operational and financial performance. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand.

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

	Three Months Ended
	May 4, 2025	April 28, 2024
(in thousands)
Net sales	$102,704	$116,684
Cost of goods sold (excluding depreciation and amortization)	49,349	55,060
Gross profit	53,355	61,624
Selling, general and administrative expenses	65,707	70,595
Operating loss	(12,352)	(8,971)
Interest expense	1,481	993
Other (loss) income, net	(161)	16
Loss before income taxes	(13,994)	(9,948)
Income tax expense (benefit)	1,270	(2,083)
Net loss	(15,264)	(7,865)
Less: Net income (loss) attributable to noncontrolling interest	29	8
Net loss attributable to controlling interest	$(15,293)	$(7,873)
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	48.0%	47.2%
Gross margin	52.0%	52.8%

Selling, general and administrative expenses	64.0%	60.5%
Operating loss	(12.0)%	(7.7)%
Interest expense	1.4%	0.9%
Other (loss) income, net	(0.2)%	-%
Loss before income taxes	(13.6)%	(8.5)%
Income tax expense (benefit)	1.2%	(1.8)%
Net loss	(14.9)%	(6.7)%
Less: Net income (loss) attributable to noncontrolling interest	-%	-%
Net loss attributable to controlling interest	(14.9)%	(6.7)%

Three Months Ended May 4, 2025, Compared to Three Months Ended April 28, 2024

Net Sales

Net sales decreased $14.0 million, or 12.0%, to $102.7 million in the three months ended May 4, 2025 compared to $116.7 million in the three months ended April 28, 2024. The decrease in net sales was primarily driven by decline in web traffic due to slower promotional activity.

Store market net sales decreased $6.4 million, or 8.2%, to $71.6 million in the three months ended May 4, 2025 compared to $78.1 million in the three months ended April 28, 2024. Non-store market net sales decreased by $5.5 million, or 16.5%, to $28.0 million in the three months ended May 4, 2025 compared to $33.6 million in the three months ended April 28, 2024.

Gross Profit

Gross profit decreased $8.3 million, or 13.4%, to $53.4 million in the three months ended May 4, 2025 compared to $61.6 million in the three months ended April 28, 2024. As a percentage of net sales, gross margin decreased to 52.0% of net sales in the three months ended May 4, 2025, compared to 52.8% of net sales in the three months ended April 28, 2024. The decrease in gross margin percentage was primarily driven by higher clearance penetration, partially offset by improvement in product costs from our direct to factory sourcing initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.9 million, or 6.9%, to $65.7 million in the three months ended May 4, 2025 compared to $70.6 million in the three months ended April 28, 2024. Selling, general and administrative expenses as a percentage of net sales increased to 64.0% in the three months ended May 4, 2025, compared to 60.5% in the three months ended April 28, 2024.

The increase in selling, general and administrative expense as a percentage of net sales was mainly driven by decrease in net sales, partially offset by a decrease in advertising spend.

Income Taxes

Income tax expense was $1.3 million in the three months ended May 4, 2025, compared to income tax benefit of $2.1 million in the three months ended April 28, 2024. The provision for first quarter of fiscal 2025 reflected an addition to valuation allowance of $4.1 million which was established against the net amount of deferred tax assets as well as pre-tax loss in the previous fiscal year.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $15.3 million, in the three months ended May 4, 2025 compared to net loss of $7.9 million in the three months ended April 28, 2024.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	May 4, 2025	April 28, 2024
(in thousands)
Net loss	$(15,264)	$(7,865)
Depreciation and amortization	6,749	8,251
Amortization of internal-use software hosting
subscription implementation costs	1,129	1,170
Interest expense	1,481	993
Income tax expense (benefit)	1,270	(2,083)
EBITDA	$(4,635)	$466
Long-term incentive expense	293	1,372
Impairment expense	549	—
Adjusted EBITDA	$(3,793)	$1,838

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $5.6 million to ($3.8) million in the three months ended May 4, 2025 compared to $1.8 million in the three months ended April 28, 2024. As a percentage of net sales, Adjusted EBITDA decreased to (3.7%) of net sales in the three months May 4, 2025 compared to 1.6% of net sales in the three months ended April 28, 2024.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At May 4, 2025, our net working capital was $54.2 million, including $8.6 million of cash and cash equivalents.

We expect to spend approximately $17.0 million in fiscal 2025 on capital expenditures, inclusive of software hosting implementation costs, primarily due to investments in logistics optimization, including investments in the fulfillment network and information technology. Due to the seasonality of our business, the fourth quarter typically has the most significant impact on our amount of cash from operating activities. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	May 4, 2025	April 28, 2024
(in thousands)
Net cash used in operating activities	$(56,463)	$(33,666)
Net cash used in investing activities	(1,279)	(1,477)
Net cash provided by financing activities	62,986	9,785
Increase (decrease) in cash and cash equivalents	$5,244	$(25,358)

Net Cash Used in Operating Activities

Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the three months ended May 4, 2025, net cash used in operating activities was $56.5 million, which primarily consisted of cash used in operating assets and liabilities of $50.3 million and a $15.3 million net loss for the three months ended May 4, 2025 partially offset by depreciation of $6.7 million. The cash used in operating assets and liabilities of $50.3 million was primarily due to a $28.2 million decrease in accounts payable and $9.6 million increase in inventory.

For the three months ended April 28, 2024, net cash used in operating activities was $33.7 million, which primarily consisted of cash used in operating assets and liabilities of $33.2 million and a $7.9 million net loss for the three months ended April 28, 2024 partially offset by depreciation of $8.3 million. The cash used in operating assets and liabilities of $33.2 million was primarily due to a $10.7 million increase in inventory and $13.2 million decrease in trade accounts payable.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures related to investments in infrastructure and information technology.

For the three months ended May 4, 2025 and April 28, 2024, net cash used in investing activities was $1.3 million and $1.5 million, respectively.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

For the three months ended May 4, 2025 and April 28, 2024, net cash provided by financing activities was $63.0 million and $9.8 million, respectively, primarily consisting of net borrowings under our revolving line of credit.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2024 Form 10-K.

Recent Accounting Pronouncements

See Note 14 “Recent Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2024 Form 10-K. See Note 3 “Debt and Credit Agreement,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to borrowings under our credit agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.   Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2024 Form 10-K, or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our fiscal 2024 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended May 4, 2025, which were not registered under the Securities Act.

The following table contains information regarding shares acquired by us during the quarter, which consisted solely of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended May 4, 2025.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
February 3, 2025 - March 2, 2025	2,273	$3.01	—	$—
March 3, 2025 - April 6, 2025	242,595	2.41	—	—
April 7, 2025 - May 4, 2025	148,277	1.74	—	—
Total	393,145	$2.16	—	$—

Item 5.    Other Information

During the three months ended May 4, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1

Second Amendment, dated as of January 31, 2025, among Duluth Holdings Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, BofA Securities, Inc., as a Joint Lead Arranger and Sole Bookrunner, and Keybanc Capital Markets Inc., as a Joint Lead Arranger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 6, 2025.

10.2

Employment Agreement between Stephanie L. Pugliese and Duluth Holdings Inc., effective as of May 5, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2025.+

10.3

Credit Agreement, dated as of April 28, 2025, among Duluth Holdings Inc., certain financial institutions as Lenders thereto, and BMO Bank N.A., Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2025.

10.4

Pledge and Security Agreement, dated as of April 28, 2025, by and between Duluth Holdings Inc. and BMO Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2025.

10.5	Consulting Agreement, dated as of May 1, 2025, by and between Duluth Holdings Inc. and Ronald Robinson.*
10.6	Inducement Stock Award Agreement, dated May 5, 2025, by and between Ms. Pugliese and the Company.
10.7	Inducement Restricted Stock Award Agreement, dated May 5, 2025, by and between Ms. Pugliese and the Company.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

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

Date: June 6, 2025
DULUTH HOLDINGS INC. (Registrant)
/s/ Heena Agrawal
Heena Agrawal
Senior Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Interim Principal Accounting Officer)