Form 10-Q
period 2025-08-03
DULUTH HOLDINGS INC.
filed 2025-09-05
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2025

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of September 3, 2025, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of September 3, 2025, was 33,327,578.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED August 3, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	August 3, 2025	February 2, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$5,738	$3,335
Receivables	8,894	3,970
Income tax receivable	114	—
Inventory, less reserves of $3,716 and $2,135, respectively	148,051	166,545
Prepaid expenses & other current assets	23,135	17,781
Total current assets	185,932	191,631
Property and equipment, net	103,224	111,560
Operating lease right-of-use assets	97,361	102,663
Finance lease right-of-use assets, net	31,267	32,957
Available-for-sale security	4,834	4,491
Other assets, net	11,182	9,140
Total assets	$433,800	$452,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	August 3, 2025	February 2, 2025
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$43,598	$73,882
Accrued expenses and other current liabilities	33,257	35,684
Income taxes payable	—	65
Current portion of operating lease liabilities	16,147	15,534
Current portion of finance lease liabilities	2,616	2,541
Line of credit	32,457	—
Current maturities of TRI long-term debt	975	931
Total current liabilities	129,050	128,637
Operating lease liabilities, less current maturities	83,638	89,222
Finance lease liabilities, less current maturities	29,295	30,621
TRI long-term debt, less current maturities	23,821	24,283
Deferred tax liabilities	938	—
Total liabilities	266,742	272,763
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of August 3, 2025 and February 2, 2025	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of August 3, 2025 and February 2, 2025	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 33,782 shares issued and 33,312 shares outstanding as of August 3, 2025 and 32,077 shares issued and 31,813 shares outstanding as of February 2, 2025	—	—
Treasury stock, at cost; 470 and 264 shares as of August 3, 2025 and February 2, 2025, respectively	(2,922)	(2,332)
Capital stock	109,499	108,009
Retained earnings	63,689	77,721
Accumulated other comprehensive loss	(272)	(722)
Total shareholders' equity of Duluth Holdings Inc.	169,994	182,676
Noncontrolling interest	(2,936)	(2,997)
Total shareholders' equity	167,058	179,679
Total liabilities and shareholders' equity	$433,800	$452,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net sales	$131,716	$141,619	$234,420	$258,303
Cost of goods sold (excluding depreciation and amortization)	59,697	67,623	109,046	122,683
Gross profit	72,019	73,996	125,374	135,620
Selling, general and administrative expenses	68,767	73,997	134,474	144,592
Restructuring expense	850	1,596	850	1,596
Operating income (loss)	2,402	(1,597)	(9,950)	(10,568)
Interest expense	1,469	988	2,950	1,981
Other (loss) income, net	(82)	145	(243)	161
Income (loss) before income taxes	851	(2,440)	(13,143)	(12,388)
Income tax (benefit) expense	(442)	(470)	828	(2,553)
Net income (loss)	1,293	(1,970)	(13,971)	(9,835)
Less: Net income attributable to noncontrolling interest	32	11	61	19
Net income (loss) attributable to controlling interest	$1,261	$(1,981)	$(14,032)	$(9,854)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	34,448	33,367	34,081	33,247
Net income (loss) per share attributable to controlling interest	$0.04	$(0.06)	$(0.41)	$(0.30)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	34,656	33,367	34,081	33,247
Net income (loss) per share attributable to controlling interest	$0.04	$(0.06)	$(0.41)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net income (loss)	$1,293	$(1,970)	$(13,971)	$(9,835)
Other comprehensive loss
Securities available-for sale:
Unrealized security gain (loss) arising during the period	28	128	450	(12)
Income tax expense (benefit)	—	32	—	(3)
Other comprehensive income (loss)	28	96	450	(9)
Comprehensive income (loss)	1,321	(1,874)	(13,521)	(9,844)
Comprehensive income attributable to noncontrolling interest	32	11	61	19
Comprehensive income (loss) attributable to controlling interest	$1,289	$(1,885)	$(13,582)	$(9,863)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended August 3, 2025
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	(loss) income	entity	equity
Balance at February 2, 2025	35,177	$108,009	$(2,332)	$77,721	$(722)	$(2,997)	$179,679
Issuance of common stock	766	66	—	—	—	—	66
Stock-based compensation	—	254	—	—	—	—	254
Restricted stock forfeitures	(567)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(122)	—	(264)	—	—	—	(264)
Other comprehensive loss	—	—	—	—	422	—	422
Net (loss) income	—	—	—	(15,293)	—	29	(15,264)
Balance at May 4, 2025	35,254	$108,329	$(2,596)	$62,428	$(300)	$(2,968)	$164,893
Issuance of common stock	2,074	76	—	—	—	—	76
Stock-based compensation	—	1,094	—	—	—	—	1,094
Restricted stock forfeitures	(569)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(83)	—	(326)	—	—	—	(326)
Other comprehensive income	—	—	—	—	28	—	28
Net income	—	—	—	1,261	—	32	1,293
Balance at August 3, 2025	36,676	$109,499	$(2,922)	$63,689	$(272)	$(2,936)	$167,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended July 28, 2024
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entity	equity
Balance at January 28, 2024	34,387	$103,579	$(1,738)	$121,392	$(427)	$(3,056)	$219,750
Issuance of common stock	782	110	—	—	—	—	110
Stock-based compensation	—	1,372	—	—	—	—	1,372
Restricted stock forfeitures	(15)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(80)	—	(383)	—	—	—	(383)
Other comprehensive income	—	—	—	—	(105)	—	(105)
Net loss	—	—	—	(7,873)	—	8	(7,865)
Balance at April 28, 2024	35,074	$105,061	$(2,121)	$113,519	$(532)	$(3,048)	$212,879
Issuance of common stock	202	97	—	—	—	—	97
Stock-based compensation	—	1,011	—	—	—	—	1,011
Restricted stock forfeitures	(168)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(29)	—	(122)	—	—	—	(122)
Other comprehensive income	—	—	—	—	96	—	96
Net loss	—	—	—	(1,981)	—	11	(1,970)
Balance at July 28, 2024	35,079	$106,169	$(2,243)	$111,538	$(436)	$(3,037)	$211,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	August 3, 2025	July 28, 2024
Cash flows from operating activities:
Net loss	$(13,971)	$(9,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,294	16,297
Stock based compensation	1,348	2,383
Deferred income taxes	938	(4,077)
Loss on disposal of property and equipment	905	77
Changes in operating assets and liabilities:
Receivables	(4,924)	(2,363)
Income taxes receivable	(114)	304
Inventory	18,494	(42,961)
Prepaid expense & other current assets	(3,167)	130
Software hosting implementation costs, net	(4,103)	(3,406)
Trade accounts payable	(30,731)	26,623
Income taxes payable	(65)	—
Accrued expenses and deferred rent obligations	(2,495)	(1,570)
Other assets	(177)	(2)
Noncash lease impacts	332	1,348
Net cash used in operating activities	(24,436)	(17,052)
Cash flows from investing activities:
Purchases of property and equipment	(3,572)	(3,183)
Principal receipts from available-for-sale security	107	97
Net cash used in investing activities	(3,465)	(3,086)
Cash flows from financing activities:
Proceeds from line of credit	76,247	40,500
Payments on line of credit	(43,790)	(40,500)
Payments on TRI long term debt	(454)	(412)
Payments on finance lease obligations	(1,251)	(1,521)
Payments of tax withholding on vested restricted shares	(590)	(505)
Other	142	206
Net cash provided by (used in) financing activities	30,304	(2,232)
Increase (decrease) in cash and cash equivalents	2,403	(22,370)
Cash and cash equivalents at beginning of period	3,335	32,157
Cash and cash equivalents at end of period	$5,738	$9,787
Supplemental disclosure of cash flow information:
Interest paid	$2,950	$1,981
Income taxes paid	$—	$125
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,801	$1,459

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2025 is a 52-week period and ends on February 1, 2026. Fiscal 2024 was a 53-week period and ended on February 2, 2025. The three and six months of fiscal 2025 and fiscal 2024 represent the Company’s 13-week and 26-week periods ended August 3, 2025 and July 28, 2024, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended August 3, 2025 and July 28, 2024 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended August 3, 2025 and July 28, 2024. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2025.

C.    Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $3.7 million and $2.1 million as of August 3, 2025 and February 2, 2025, respectively.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

D.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	August 3, 2025	February 2, 2025
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,894	$2,301
Current software hosting implementation costs, net	4,708	3,749
Other prepaid expenses	16,533	11,731
Prepaid expenses & other current assets	$23,135	$17,781

Other assets, net
Intangible assets, net	$406	$414
Non-current software hosting implementation costs	9,415	7,498
Other assets, net	1,361	1,228
Other assets, net	$11,182	$9,140

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

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Six Months Ended
	of Operations	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
(in thousands)
Finance lease expenses
Amortization of right-of-use assets	Selling, general and administrative expenses	$723	$814	$1,445	$1,652
Interest on lease liabilities	Interest expense	362	398	730	807
Total finance lease expense		$1,085	$1,212	$2,175	$2,459
Operating lease expense	Selling, general and administrative expenses	$4,908	$5,502	$9,806	$10,595
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	321	321	642	642
Variable lease expense	Selling, general and administrative expenses	2,855	3,039	5,656	5,961
Total lease expense		$9,169	$10,074	$18,279	$19,657

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases were as follows:

	Six Months Ended
	August 3, 2025	July 28, 2024
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,251	$1,521
Operating cash flows from finance leases	$730	$807
Operating cash flows from operating leases	$9,873	$10,565

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,689	$-

Weighted-average remaining lease term (in years):
Finance leases	9	10
Operating leases	6	7

Weighted-average discount rate:
Finance leases	4.5%	4.5%
Operating leases	4.4%	4.2%

Future minimum lease payments under the non-cancellable leases are as follows as of August 3, 2025:

Fiscal year	Finance	Operating
(in thousands)
2025 (remainder of fiscal year)	$1,991	10,080
2026	3,993	20,076
2027	3,993	18,773
2028	4,017	16,866
2029	4,217	14,346
Thereafter	20,997	34,081
Total future minimum lease payments	$39,208	$114,222
Less – Discount	(7,297)	(14,437)
Lease liability	$31,911	$99,785

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	August 3, 2025	February 2, 2025
(in thousands)
TRI Senior Secured Note	$21,296	$21,714
TRI Note	3,500	3,500
	$24,796	$25,214
Less: current maturities	975	931
TRI long-term debt	$23,821	$24,283

Duluth Line of credit	$32,457	$—
Less: current maturities	32,457	—
Duluth long-term debt	$—	$—

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

On January 31, 2025 the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement, in part, to (i) decrease the revolving commitment from $200 million to $100 million; (ii) revise the definition of “Applicable Rate” to provide for pricing terms in the event of a Rent Adjusted Leverage Ratio greater than or equal to 3.50:1.0; (iii) limit the exceptions to the prohibition on restricted payments to (a) making dividends or distributions by any subsidiary to the Company, and (b) the acquisition of equity interests in satisfaction of tax withholding obligations associated with restricted stock or awards under employee incentive plans; and (iv) provide that the Maximum Rent Adjusted Leverage Ratio and the Minimum Fixed Charge Coverage Ratio will be measured commencing on the fiscal quarter ending May 2, 2021 and measured quarterly thereafter as of the last day of each fiscal quarter of the Company (other than for the fiscal quarter ending February 2, 2025). The reduction in the revolving commitment was intended to rightsize the credit facility with the Company’s cash needs to fund seasonal inventory builds and

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

capital expenditure expectations and resulted in fee savings. The Credit Agreement was extinguished on April 28, 2025, resulting in a write down of $0.2 million of debt issuance costs related to the terminated line of credit.

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

The Company is also permitted to voluntarily prepay the New Credit Agreement in whole or in part at any time, where borrowings bearing interest based on the base rate may be prepaid at any time without penalty and borrowings bearing interest based on SOFR may be prepaid, subject to payment of usual and customary breakage and redeployment costs. The revolver will mature on April 28, 2030. Pursuant to the New Credit Agreement, the Company may request an increase in the revolving credit commitments in the aggregate amount of up to $25 million during the term of the New Credit Agreement and with the consent of the Administrative Agent, subject to credit approval of the Lenders and the satisfaction of certain conditions. The New Credit Agreement contains customary events of default and financial, affirmative and negative covenants and is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Company.

The new $100.0 million Revolver replaces the prior revolving credit facility at a lower interest rate and extends the availability of funds to April 28, 2030. The Company believes the New Credit Agreement will provide the Company with flexibility and liquidity to finance seasonal inventory builds.

On July 16, 2025, the Company entered into the First Amendment to the New Credit Agreement where all revolving credit loans advanced or prepaid pursuant to such Sweep to Loan Arrangement shall bear interest based on the Base Rate.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	August 3, 2025	February 2, 2025
(in thousands)
Salaries and benefits	$5,389	$3,897
Deferred revenue	7,715	9,783
Freight	2,350	2,495
Product returns	3,984	4,568
Unpaid purchases of property & equipment	1,097	1,264
Accrued advertising	404	929
Other	12,318	12,748
Total accrued expenses and other current liabilities	$33,257	$35,684

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

The Company’s assets and liabilities measured at fair value are categorized as Level 3 instruments. The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the six months ended August 3, 2025, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

August 3, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,249	$—	$(415)	$4,834

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

February 2, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,356	$—	$(865)	$4,491

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended August 3, 2025 or July 28, 2024.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of August 3, 2025.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$230	$198
After one year through five years	1,500	1,343
After five years through ten years	2,223	2,067
After ten years	1,296	1,226
Total	$5,249	$4,834

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	August 3, 2025		February 2, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$24,796	$23,008	$25,214	$21,225

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6.    VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of August 3, 2025 and February 2, 2025.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of August 3, 2025 and February 2, 2025:

	August 3, 2025	February 2, 2025
(in thousands)
Cash	$21	$11
Property and equipment, net	22,012	22,321
Total assets	$22,033	$22,332

Other current liabilities	$173	$115
Current maturities of long-term debt	975	931
TRI long-term debt	23,821	24,283
Noncontrolling interest in VIE	(2,936)	(2,997)
Total liabilities and shareholders' equity	$22,033	$22,332

7.    EARNINGS (LOSS) PER SHARE

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

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
(in thousands, except per share data)
Numerator - net income (loss) attributable to controlling interest	$1,261	$(1,981)	$(14,032)	$(9,854)
Denominator - weighted average shares (Class A and Class B)
Basic	34,448	33,367	34,081	33,247
Dilutive shares	208	—	—	—
Diluted	34,656	33,367	34,081	33,247
Earnings (loss) per share (Class A and Class B)
Basic	$0.04	$(0.06)	$(0.41)	$(0.30)
Diluted	$0.04	$(0.06)	$(0.41)	$(0.30)

The computation of diluted loss per share excluded (0.4) million of unvested restricted stock for the three months ended July 28, 2024, because their inclusion would be anti-dilutive due to a net loss.

The computation of diluted loss per share excluded (0.2) million and (0.0) million of unvested restricted stock for the six months ended August 3, 2025 and July 28, 2024, because their inclusion would be anti-dilutive due to a net loss.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Total stock compensation expense associated with restricted stock recognized by the Company was $1.1 million and $1.3 million for the three and six months ended August 3, 2025 respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the six months ended August 3, 2025 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 2, 2025	1,686,267	$6.02
Granted	2,807,337	1.90
Vested	(1,061,207)	4.93
Forfeited	(1,135,854)	4.04
Outstanding at August 3, 2025	2,296,543	$2.48

At August 3, 2025, the Company had unrecognized compensation expense of $4.6 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.5 years.

9.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 3, 2025	February 2, 2025
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	57,330	57,732
Buildings	36,307	36,272
Vehicles	84	84
Warehouse equipment	65,612	65,592
Office equipment and furniture	54,067	54,542
Computer equipment	9,400	9,472
Software	38,406	39,952
	265,692	268,132
Accumulated depreciation and amortization	(165,720)	(159,450)
	99,972	108,682
Construction in progress	3,252	2,878
Property and equipment, net	$103,224	$111,560

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

Sales disaggregated based upon sales channel is presented below.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
(in thousands)
Direct-to-consumer	$79,135	$91,684	$141,687	$167,128
Stores	52,581	49,935	92,733	91,175
	$131,716	$141,619	$234,420	$258,303

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	August 3, 2025	February 2, 2025
(in thousands)
Contract assets	$1,894	$2,301
Contract liabilities	$7,715	$9,782

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

	August 3, 2025	July 28, 2024
(in thousands)
Balance as of beginning of period	$9,782	$9,579
Gift cards sold	5,318	5,100
Gift cards redeemed	(7,240)	(7,043)
Gift card breakage	(145)	(153)
Balance as of end of period	$7,715	$7,483

11.    INCOME TAXES

The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The effective tax rate related to controlling interest was (6%) and 21% for the six months ended August 3, 2025 and July 28, 2024, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income tax. The effective tax rate fluctuated significantly year over year primarily due to the Company having established a valuation allowance on its deferred tax assets during the third quarter of the year ended February 2, 2025. The Company maintains a valuation allowance against its deferred tax assets as of the six months period ended August 3, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States which permanently extends select expiring provisions of the Tax Cuts and Jobs Act. We’ve considered the impact of the OBBBA on the Company’s annual effective tax rate. The changes did not have a significant impact to the annual effective tax rate. However,

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

the enactment of the OBBBA introduced several significant tax law modifications that, while not affecting the annual effective tax rate, do have other implications for the Company. The OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing pursuant to IRC 174, and ability to deduct interest expense pursuant to IRC 163(j). The Company is currently evaluating the future impact of OBBA on its financial position, results of operations and cash flows.

12.    SEGMENT REPORTING

As of August 3, 2025 and July 28, 2024, we had one reportable segment. The Company’s operating segment is based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our CODM is our Chief Executive Officer and the CODM receives discrete financial information for the Company’s gross margin and a summarized comprehensive statement of income monthly that categorizes selling, general and administrative expenses into four line items with remaining expenses and expenditures for long-lived assets being consolidated as an omnichannel business. The following table summarizes the Company’s gross margin and selling, general and administrative expenses.

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
(in thousands)

Net sales	$131,716	$141,619	$234,420	$258,303
Cost of goods sold	59,697	67,623	109,046	122,683
Gross margin	$72,019	$73,996	$125,374	$135,620
Less:
Outbound shipping expenses	$5,976	$8,635	$12,162	$15,394
Advertising expenses	11,756	11,803	21,832	23,785
Variable expenses	11,900	12,088	22,786	22,734
Overhead expenses	39,135	41,471	77,694	82,679
Total selling, general and administrative	68,767	73,997	134,474	144,592
Restructuring Expense	850	1,596	850	1,596
Operating loss	2,402	(1,597)	(9,950)	(10,568)
Interest expense	1,469	988	2,950	1,981
Other (loss) income, net	(82)	145	(243)	161
Income (loss) before income taxes	851	(2,440)	(13,143)	(12,388)
Income tax (benefit) expense	(442)	(470)	828	(2,553)
Net income (loss)	1,293	(1,970)	(13,971)	(9,835)
Less: Net income attributable to noncontrolling interest	32	11	61	19
Net income (loss) attributable to controlling interest	$1,261	$(1,981)	$(14,032)	$(9,854)

13.    RESTRUCTURING

On June 4, 2025, as a result of right-sizing the expense structure of the Company, the Company voluntarily underwent a reduction in force.

On July 12, 2024 (the “Effective Date”), as a result of the phase two analysis of the fulfillment center network, the Company voluntarily entered into a lease amendment for one of its legacy fulfillment center leases in Dubuque, Iowa. The amended lease accelerated the lease expiration date from September 30, 2030 to October 27, 2024. The amended lease requires Duluth to pay an aggregate of $3.7 million (the “Termination Penalty”) in consideration of accelerating the lease termination date, which was paid in four equal quarterly installments from October 2024 through August 2025. The Company is amortized the loss from the Termination Penalty, as well as the net loss from writing off the right-of-use asset and lease liability over the modified remaining lease term. In addition, the Company is accelerating the depreciation of the non-transferrable fixed assets to have no remaining net book value by the modified lease expiration date.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended
	August 3, 2025	July 28, 2024
(in thousands)
Early contract termination expense	$-	$920
Lease remeasurement expense	-	293
Accelerated depreciation expense	-	383
Employee termination benefit expense	850	-
Other restructuring expense	-	-
Total restructuring expenses	$850	$1,596

14.    RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2025 is a 52-week period and ends on February 1, 2026. Fiscal 2024 was a 53-week period and ended on February 2, 2025. The three months of fiscal 2025 and fiscal 2024 represent our 13-week periods ended August 3, 2025 and July 28, 2024, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause performance or actual results to differ materially from those expressed in the forward-looking statements, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2024 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the impact of inflation and measures to control inflation on our results of operations; the prolonged effects of economic uncertainties on store and website traffic; the susceptibility of the price and availability of our merchandise to international trade conditions, including tariffs; changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods; our ability to secure the personal and/or financial information of our customers and employees; disruptions to our distribution network, supply chains and operations; failure to effectively manage inventory levels; our ability to maintain and enhance a strong brand and sub-brand image; adapting to declines in consumer confidence, inflation and decreases in consumer spending; disruptions to our e-commerce platform; our ability to meet customer delivery time expectations; our ability to properly allocate inventory throughout our distribution network to fulfill customer demand; our failure to meet our debt covenant ratios; natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events; generating adequate cash from our existing stores and direct sales to support our growth; the impact of changes in corporate tax regulations and sales tax; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; our inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of our maturing store portfolio; our inability to deploy marketing tactics to strengthen brand awareness and attract new customers in a cost effective manner; our ability to successfully open new stores; effectively adapting to new challenges associated with our expansion into new geographic markets; competing effectively in an environment of intense competition or elevated promotions; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold; the potential for further increases in price and lack of availability of raw materials; our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices; failure of our vendors and their manufacturing sources to use acceptable labor or other practices; our dependence upon key executive management or our inability to hire or retain the talent required for our business; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; disruptions in our supply chain and fulfillment centers; our inability to protect our trademarks or other intellectual property rights; infringement on the intellectual property of third parties; acts of war, terrorism or civil unrest; the impact of governmental laws and regulations and the outcomes of legal proceedings; failure to comply with data privacy regulations; our ability to comply with the security standards for the credit card industry; our failure to maintain adequate internal controls over our financial and management systems; acquisition, disposition, and development risks; and other factors that may be disclosed in our SEC filings or otherwise.

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

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of August 3, 2025, we operated 61 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•Net sales decreased by 7.0% over the prior year second quarter to $131.7 million, and net sales in the first six months of fiscal 2025 decreased by 9.2% over the first six months of the prior year to $234.4 million;

•Net income of $1.3 million in fiscal 2025 second quarter compared to the prior year second quarter net loss of $2.0 million, and net loss in the first six months of fiscal 2025 of $14.0 million compared to a net loss in the first six months of fiscal 2024 of $9.8 million; and

•Adjusted EBITDA increased to $12.0 million in fiscal 2025 second quarter compared to the prior year second quarter Adjusted EBITDA of $10.5 million, and adjusted EBITDA in the first six months of fiscal 2025 of $8.2 million compared to $12.3 million over the first six months of fiscal 2024.

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

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
(in thousands)
Net sales	$131,716	$141,619	$234,420	$258,303
Cost of goods sold (excluding depreciation and amortization)	59,697	67,623	109,046	122,683
Gross profit	72,019	73,996	125,374	135,620
Selling, general and administrative expenses	68,767	73,997	134,474	144,592
Restructuring expense	850	1,596	850	1,596
Operating income (loss)	2,402	(1,597)	(9,950)	(10,568)
Interest expense	1,469	988	2,950	1,981
Other (loss) income, net	(82)	145	(243)	161
Income (loss) before income taxes	851	(2,440)	(13,143)	(12,388)
Income tax (benefit) expense	(442)	(470)	828	(2,553)

Net income (loss)	1,293	(1,970)	(13,971)	(9,835)
Less: Net income attributable to noncontrolling interest	32	11	61	19
Net income (loss) attributable to controlling interest	$1,261	$(1,981)	$(14,032)	$(9,854)
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	45.3%	47.7%	46.5%	47.5%
Gross margin	54.7%	52.3%	53.5%	52.5%
Selling, general and administrative expenses	52.2%	52.3%	57.4%	56.0%
Restructuring expense	0.6%	1.1%	0.4%	0.6%
Operating income (loss)	1.8%	(1.1)%	(4.2)%	(4.1)%
Interest expense	1.1%	0.7%	1.3%	0.8%
Other (loss) income, net	(0.1)%	-%	(0.1)%	-%
Income (loss) before income taxes	0.6%	(1.7)%	(5.6)%	(4.8)%
Income tax (benefit) expense	(0.3)%	(0.3)%	0.4%	(1.0)%
Net income (loss)	1.0%	(1.4)%	(6.0)%	(3.8)%
Less: Net income attributable to noncontrolling interest	-%	-%	-%	-%
Net income (loss) attributable to controlling interest	1.0%	(1.4)%	(6.0)%	(3.8)%

Three Months Ended August 3, 2025, Compared to Three Months Ended July 28, 2024

Net Sales

Net sales decreased $9.9 million, or 7.0%, to $131.7 million in the three months ended August 3, 2025 compared to $141.6 million in the three months ended July 28, 2024. The decrease in net sales was primarily driven by decline in web traffic due to reduced promotional activity.

Gross Profit

Gross profit decreased $2.0 million, or 2.7%, to $72.0 million in the three months ended August 3, 2025 compared to $74.0 million in the three months ended July 28, 2024. As a percentage of net sales, gross margin increased to 54.7% in the three months ended August 3, 2025, compared to 52.3% of net sales in the three months ended July 28, 2024. The increase in gross margin rate was primarily driven by an increase in average unit retail sales from reduced promotional activity coupled with an improvement in product costs from our direct to factory sourcing initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.2 million, or 7.1%, to $68.8 million in the three months ended August 3, 2025 compared to $74.0 million in the three months ended July 28, 2024. Selling, general and administrative expenses as a percentage of net sales remained decreased to 52.2% in the three months ended August 3, 2025, compared to 52.3% in the three months ended July 28, 2024.

The decrease in selling, general and administrative expense as a percentage of net sales was mainly driven by leverage on outbound shipping costs due to higher average order values coupled with a reduction in personnel and depreciation expenses.

Income Taxes

Income tax benefit was $0.4 million in the three months ended August 3, 2025, compared to income tax benefit of $0.5 million in the three months ended July 28, 2024.

Net Income (Loss) Attributable to Controlling Interest

Net income attributable to controlling interest was $1.3 million, in the three months ended August 3, 2025 compared to net loss of $2.0 million in the three months ended July 28, 2024.

Six Months Ended August 3, 2025, Compared to Six Months Ended July 28, 2024

Net Sales

Net sales decreased $23.9 million, or 9.2%, to $234.4 million in the six months ended August 3, 2025 compared to $258.3 million in the six months ended July 28, 2024. The decrease in net sales was primarily driven by decline in web traffic due to reduced promotional activity.

Gross Profit

Gross profit decreased $10.2 million, or 7.6%, to $125.4 million in the six months ended August 3, 2025 compared to $135.6 million in the six months ended July 28, 2024. As a percentage of net sales, gross margin increased to 53.5% of net sales in the six months ended August 3, 2025, compared to 52.5% of net sales in the six months ended July 28, 2024. The increase in gross margin rate was primarily driven by an increase in average unit retail sales from reduced promotional activity coupled with an improvement in product costs from our direct to factory sourcing initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $10.1 million, or 7.0%, to $134.5 million in the six months ended August 3, 2025 compared to $144.6 million in the six months ended July 28, 2024. Selling, general and administrative expenses as a percentage of net sales increased to 57.4% in the six months ended August 3, 2025, compared to 56.0% in the six months ended July 28, 2024.

The increase in selling, general and administrative expense as a percentage of net sales was mainly driven by decrease in net sales.

Income Taxes

Income tax expense was $0.8 million in the six months ended August 3, 2025, compared to income tax benefit of $2.6 million in the six months ended July 28, 2024. The provision for second quarter of fiscal 2025 reflected a valuation allowance which was established against the net amount of deferred tax assets as well as pre-tax loss in the previous fiscal year.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $14.0 million, in the six months ended August 3, 2025 compared to net loss of $9.9 million in the six months ended July 28, 2024.

Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
(in thousands)
Net income (loss)	$1,293	$(1,970)	$(13,971)	$(9,835)
Depreciation and amortization	6,545	8,046	13,294	16,297
Amortization of internal-use software hosting
subscription implementation costs	1,111	1,292	2,240	2,462
Interest expense	1,469	988	2,950	1,981
Income tax (benefit) expense	(442)	(470)	828	(2,553)
EBITDA	$9,976	$7,886	$5,341	$8,352
Long-term incentive expense	1,173	1,011	1,466	2,383
Impairment expense	—	—	549	—
Restructuring expense	850	1,596	850	1,596
Adjusted EBITDA	$11,999	$10,493	$8,206	$12,331

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $1.5 million to $12.0 million in the three months ended August 3, 2025 compared to $10.5 million in the three months ended July 28, 2024. As a percentage of net sales, Adjusted EBITDA increased to 9.1% of net sales in the three months August 3, 2025 compared to 7.4% of net sales in the three months ended July 28, 2024.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA decreased $4.1 million to $8.2 million in the six months ended August 3, 2025 compared to $12.3 million in the six months ended July 28, 2024. As a percentage of net sales, Adjusted EBITDA decreased to 3.5% of net sales in the six months August 3, 2025 compared to 4.8% of net sales in the six months ended July 28, 2024.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At August 3, 2025, our net working capital was $56.9 million, including $5.7 million of cash and cash equivalents.

We expect to spend approximately $17.0 million in fiscal 2025 on capital expenditures, inclusive of software hosting implementation costs, primarily due to investments in two new stores and information technology. Due to the seasonality of our business, the fourth quarter typically has the most significant impact on our amount of cash from operating activities. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	August 3, 2025	July 28, 2024
(in thousands)
Net cash used in operating activities	$(24,436)	$(17,052)
Net cash used in investing activities	(3,465)	(3,086)
Net cash provided by (used in) financing activities	30,304	(2,232)
Increase (decrease) in cash and cash equivalents	$2,403	$(22,370)

Net Cash Used in Operating Activities

Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the six months ended August 3, 2025, net cash used in operating activities was $24.4 million, which primarily consisted of cash used in operating assets and liabilities of $27.0 million and a $14.0 million net loss for the six months ended August 3, 2025 partially offset by depreciation of $13.3 million. The cash used in operating assets and liabilities of $27.0 million was primarily due to a $30.7 million decrease in accounts payable and an $18.5 million decrease in inventory.

For the six months ended July 28, 2024, net cash used in operating activities was $17.1 million, which primarily consisted of cash used in operating assets and liabilities of $21.9 million and an $9.8 million net loss for the six months ended July 28, 2024 partially offset by depreciation of $16.3 million. The cash used in operating assets and liabilities of $21.9 million was primarily due to a $43.0 million increase in inventory, partially offset by a $26.6 million increase in trade accounts payable.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures related to investments in infrastructure, retail stores and information technology.

For the six months ended August 3, 2025 and July 28, 2024, net cash used in investing activities was $3.5 million and $3.1 million, respectively.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

For the six months ended August 3, 2025, net cash provided by financing activities was $30.3 million compared to net cash used in financing activities of $2.2 million for six months ended July 28, 2024.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended August 3, 2025, which were not registered under the Securities Act.

The following table contains information regarding shares acquired by us during the quarter, which consisted solely of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended August 3, 2025.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
May 5, 2025 - June 1, 2025	205,279	$1.77	—	$—
June 2, 2025 - July 6, 2025	—	—	—	—
July 7, 2025 - August 3, 2025	—	—	—	—
Total	205,279	$—	—	$—

Item 5.    Other Information

During the three months ended August 3, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.
10.1	First Amendment, dated as of July 17, 2025, among Duluth Holdings Inc., the Lenders party thereto, BMO BANK N.A., as administrative agent for the Lenders, incorporated by reference here within.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

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

Date: September 5, 2025
DULUTH HOLDINGS INC. (Registrant)
/s/ Heena Agrawal
Heena Agrawal
Senior Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Interim Principal Accounting Officer)