Form 10-Q
period 2025-11-02
DULUTH HOLDINGS INC.
filed 2025-12-17
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2025

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of December 15, 2025, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of December 15, 2025, was 33,361,992.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED November 2, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets - Assets

(Unaudited)

(Amounts in thousands)

	November 2, 2025	February 2, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$8,172	$3,335
Receivables	5,301	3,970
Income tax receivable	114	—
Inventory, less reserves of $4,517 and $2,135, respectively	192,198	166,545
Prepaid expenses & other current assets	22,961	17,781
Total current assets	228,746	191,631
Property and equipment, net	100,000	111,560
Operating lease right-of-use assets	93,350	102,663
Finance lease right-of-use assets, net	30,423	32,957
Available-for-sale security	4,860	4,491
Other assets, net	10,627	9,140
Total assets	$468,006	$452,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	November 2, 2025	February 2, 2025
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$80,196	$73,882
Accrued expenses and other current liabilities	32,919	35,684
Income taxes payable	—	65
Current portion of operating lease liabilities	16,328	15,534
Current portion of finance lease liabilities	2,651	2,541
Line of credit	44,584	—
Current maturities of TRI long-term debt	997	931
Total current liabilities	177,675	128,637
Operating lease liabilities, less current maturities	79,502	89,222
Finance lease liabilities, less current maturities	28,621	30,621
TRI long-term debt, less current maturities	23,586	24,283
Deferred tax liabilities	938	—
Total liabilities	310,322	272,763
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of November 2, 2025 and February 2, 2025	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of November 2, 2025 and February 2, 2025	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 33,800 shares issued and 33,330 shares outstanding as of November 2, 2025 and 32,077 shares issued and 31,813 shares outstanding as of February 2, 2025	—	—
Treasury stock, at cost; 470 and 264 shares as of November 2, 2025 and February 2, 2025, respectively	(2,922)	(2,332)
Capital stock	110,112	108,009
Retained earnings	53,588	77,721
Accumulated other comprehensive loss	(192)	(722)
Total shareholders' equity of Duluth Holdings Inc.	160,586	182,676
Noncontrolling interest	(2,902)	(2,997)
Total shareholders' equity	157,684	179,679
Total liabilities and shareholders' equity	$468,006	$452,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net sales	$114,871	$127,056	$349,291	$385,359
Cost of goods sold (excluding depreciation and amortization)	53,025	60,645	162,071	183,328
Gross profit	61,846	66,411	187,220	202,031
Selling, general and administrative expenses	70,680	82,311	205,154	226,903
Restructuring expense	—	6,152	850	7,748
Operating loss	(8,834)	(22,052)	(18,784)	(32,620)
Interest expense	1,231	1,251	4,181	3,232
Other (loss) income, net	(2)	6	(245)	167
Loss before income taxes	(10,067)	(23,297)	(23,210)	(35,685)
Income tax expense	—	4,919	828	2,366
Net loss	(10,067)	(28,216)	(24,038)	(38,051)
Less: Net income attributable to noncontrolling interest	34	15	95	34
Net loss attributable to controlling interest	$(10,101)	$(28,231)	$(24,133)	$(38,085)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	34,517	33,448	34,226	33,314
Net loss per share attributable to controlling interest	$(0.29)	$(0.84)	$(0.71)	$(1.14)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	34,517	33,448	34,226	33,314
Net loss per share attributable to controlling interest	$(0.29)	$(0.84)	$(0.71)	$(1.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net loss	$(10,067)	$(28,216)	$(24,038)	$(38,051)
Other comprehensive loss
Securities available-for sale:
Unrealized security gain arising during the period	80	13	530	1
Income tax expense	—	3	—	—
Other comprehensive income	80	10	530	1
Comprehensive loss	(9,987)	(28,206)	(23,508)	(38,050)
Comprehensive income attributable to noncontrolling interest	34	15	95	34
Comprehensive loss attributable to controlling interest	$(10,021)	$(28,221)	$(23,603)	$(38,084)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended November 2, 2025
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	(loss) income	entity	equity
Balance at February 2, 2025	35,177	$108,009	$(2,332)	$77,721	$(722)	$(2,997)	$179,679
Issuance of common stock	766	66	—	—	—	—	66
Stock-based compensation	—	254	—	—	—	—	254
Restricted stock forfeitures	(567)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(122)	—	(264)	—	—	—	(264)
Other comprehensive income	—	—	—	—	422	—	422
Net (loss) income	—	—	—	(15,293)	—	29	(15,264)
Balance at May 4, 2025	35,254	$108,329	$(2,596)	$62,428	$(300)	$(2,968)	$164,893
Issuance of common stock	2,074	76	—	—	—	—	76
Stock-based compensation	—	1,094	—	—	—	—	1,094
Restricted stock forfeitures	(569)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(83)	—	(326)	—	—	—	(326)
Other comprehensive income	—	—	—	—	28	—	28
Net income	—	—	—	1,261	—	32	1,293
Balance at August 3, 2025	36,676	$109,499	$(2,922)	$63,689	$(272)	$(2,936)	$167,058
Issuance of common stock	50	64	—	—	—	—	64
Stock-based compensation	—	549	—	—	—	—	549
Restricted stock forfeitures	(32)	—	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	80	—	80
Net (loss) income	—	—	—	(10,101)	—	34	(10,067)
Balance at November 2, 2025	36,694	110,112	(2,922)	53,588	(192)	(2,902)	157,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Nine Months Ended October 27, 2024
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entity	equity
Balance at January 28, 2024	34,387	$103,579	$(1,738)	$121,392	$(427)	$(3,056)	$219,750
Issuance of common stock	782	110	—	—	—	—	110
Stock-based compensation	—	1,372	—	—	—	—	1,372
Restricted stock forfeitures	(15)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(80)	—	(383)	—	—	—	(383)
Other comprehensive income	—	—	—	—	(105)	—	(105)
Net (loss) income	—	—	—	(7,873)	—	8	(7,865)
Balance at April 28, 2024	35,074	$105,061	$(2,121)	$113,519	$(532)	$(3,048)	$212,879
Issuance of common stock	202	97	—	—	—	—	97
Stock-based compensation	—	1,011	—	—	—	—	1,011
Restricted stock forfeitures	(168)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(29)	—	(122)	—	—	—	(122)
Other comprehensive income	—	—	—	—	96	—	96
Net loss (income)	—	—	—	(1,981)	—	11	(1,970)
Balance at July 28, 2024	35,079	$106,169	$(2,243)	$111,538	$(436)	$(3,037)	$211,991
Issuance of common stock	171	86	—	—	—	—	86
Stock-based compensation	—	969	—	—	—	—	969
Restricted stock forfeitures	(57)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(22)	—	(88)	—	—	—	(88)
Other comprehensive loss	—	—	—	—	10	—	10
Net (loss) income	—	—	—	(28,231)	—	15	(28,216)
Balance at October 27, 2024	35,171	107,224	(2,331)	83,307	(426)	(3,022)	184,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	November 2, 2025	October 27, 2024
Cash flows from operating activities:
Net loss	$(24,038)	$(38,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,528	24,730
Stock based compensation	1,897	3,352
Deferred income taxes	938	1,133
Loss on disposal of property and equipment	719	102
Changes in operating assets and liabilities:
Receivables	(1,331)	1,559
Income taxes receivable	(114)	479
Inventory	(25,653)	(105,673)
Prepaid expense & other current assets	(1,360)	(585)
Software hosting implementation costs, net	(5,262)	(4,485)
Trade accounts payable	6,098	53,160
Income taxes payable	(65)	—
Accrued expenses and deferred rent obligations	(2,731)	3,215
Other assets	(128)	(3)
Noncash lease impacts	387	2,942
Net cash used in operating activities	(31,115)	(58,125)
Cash flows from investing activities:
Purchases of property and equipment	(5,834)	(5,813)
Principal receipts from available-for-sale security	162	147
Net cash used in investing activities	(5,672)	(5,666)
Cash flows from financing activities:
Proceeds from line of credit	138,685	44,000
Payments on line of credit	(94,100)	—
Payments on TRI long term debt	(685)	(623)
Payments on finance lease obligations	(1,890)	(2,109)
Payments of tax withholding on vested restricted shares	(590)	(593)
Other	204	294
Net cash provided by financing activities	41,624	40,969
Increase (decrease) in cash and cash equivalents	4,837	(22,822)
Cash and cash equivalents at beginning of period	3,335	32,157
Cash and cash equivalents at end of period	$8,172	$9,335
Supplemental disclosure of cash flow information:
Interest paid	$4,181	$3,232
Income taxes paid	$—	$125
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,468	$2,173

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2025 is a 52-week period and ends on February 1, 2026. Fiscal 2024 was a 53-week period and ended on February 2, 2025. The three and nine months of fiscal 2025 and fiscal 2024 represent the Company’s 13-week and 39-week periods ended November 2, 2025 and October 27, 2024, respectively.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended November 2, 2025 and October 27, 2024 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and nine months ended November 2, 2025 and October 27, 2024. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2025.

C. Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess and obsolete items was $4.5 million and $2.1 million as of November 2, 2025 and February 2, 2025, respectively.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

D. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	November 2, 2025	February 2, 2025
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,685	$2,301
Current software hosting implementation costs, net	4,470	3,749
Other prepaid expenses	16,806	11,731
Prepaid expenses & other current assets	$22,961	$17,781

Other assets, net
Intangible assets, net	$401	$414
Non-current software hosting implementation costs	8,940	7,498
Other assets, net	1,286	1,228
Other assets, net	$10,627	$9,140

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The expense components of the Company’s leases reflected on the Company’s consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Nine Months Ended
	of Operations	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
(in thousands)
Finance lease expenses
Amortization of right-of- use assets	Selling, general and administrative expenses	$722	$722	$2,167	$2,374
Interest on lease liabilities	Interest expense	354	382	1,084	1,189
Total finance lease expense		$1,076	$1,104	$3,251	$3,563
Operating lease expense	Selling, general and administrative expenses	$4,877	$6,921	$14,683	$17,516
Amortization of build-to- suit leases capital contribution	Selling, general and administrative expenses	321	321	963	963
Variable lease expense	Selling, general and administrative expenses	2,833	3,091	8,489	9,052
Total lease expense		$9,107	$11,437	$27,386	$31,094

Other information related to leases were as follows:

	Nine Months Ended
	November 2, 2025	October 27, 2024
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,890	$2,109
Operating cash flows from finance leases	$1,084	$1,189
Operating cash flows from operating leases	$14,894	$16,092

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,689	$—

Weighted-average remaining lease term (in years):
Finance leases	9	10
Operating leases	6	7

Weighted-average discount rate:
Finance leases	4.5%	4.5%
Operating leases	4.4%	4.2%

Future minimum lease payments under the non-cancellable leases are as follows as of November 2, 2025:

Fiscal year	Finance	Operating
(in thousands)
2025 (remainder of fiscal year)	$998	$5,060
2026	3,993	20,076
2027	3,993	18,773
2028	4,017	16,866
2029	4,217	14,346
Thereafter	20,997	34,081
Total future minimum lease payments	$38,215	$109,202
Less – Discount	(6,943)	(13,372)
Lease liability	$31,272	$95,830

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	November 2, 2025	February 2, 2025
(in thousands)
TRI Senior Secured Note	$21,083	$21,714
TRI Note	3,500	3,500
	$24,583	$25,214
Less: current maturities	997	931
TRI long-term debt	$23,586	$24,283

Duluth Line of credit	$44,584	$—
Less: current maturities	44,584	—
Duluth long-term debt	$—	$—

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

On July 16, 2025, the Company entered into the First Amendment to the New Credit Agreement, pursuant to which all revolving credit loans advanced or prepaid pursuant to such Sweep to Loan Arrangement shall bear interest based on the Base Rate.

On October 1, 2025, the Company entered into the Second Amendment to the New Credit Agreement, which, among other things, (i) temporarily increases the aggregate revolving credit commitment under the Credit Agreement from $100 million to $125 million, as allowed by the existing New Credit Agreement, beginning on October 1, 2025 until March 31, 2026, as of which date the revolving credit commitment will return to $100 million and (ii) permits the Company to request a second increase in the revolving credit commitment of $25 million during the term of the New Credit Agreement after March 31, 2026 with the consent of the Administrative Agent, subject to credit approval of the Lenders and satisfaction of certain conditions.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	November 2, 2025	February 2, 2025
(in thousands)
Salaries and benefits	$3,998	$3,897
Deferred revenue	7,576	9,783
Freight	3,497	2,495
Product returns	4,065	4,568
Unpaid purchases of property & equipment	942	1,264
Accrued advertising	982	929
Other	11,859	12,748
Total accrued expenses and other current liabilities	$32,919	$35,684

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

The Company’s assets and liabilities measured at fair value are categorized as Level 3 instruments. The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the nine months ended November 2, 2025, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

November 2, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,195	$—	$(335)	$4,860

February 2, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,356	$—	$(865)	$4,491

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended November 2, 2025 or October 27, 2024.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of November 2, 2025.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$235	$209
After one year through five years	1,531	1,402
After five years through ten years	2,266	2,137
After ten years	1,163	1,112
Total	$5,195	$4,860

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	November 2, 2025		February 2, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$24,583	$23,370	$25,214	$21,225

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6. VARIABLE INTEREST ENTITY

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of November 2, 2025 and February 2, 2025.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of November 2, 2025 and February 2, 2025:

	November 2, 2025	February 2, 2025
(in thousands)
Cash	$23	$11
Property and equipment, net	21,857	22,321
Total assets	$21,880	$22,332

Other current liabilities	$199	$115
Current maturities of long-term debt	997	931
TRI long-term debt	23,586	24,283
Noncontrolling interest in VIE	(2,902)	(2,997)
Total liabilities and shareholders' equity	$21,880	$22,332

7. LOSS PER SHARE

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
(in thousands, except per share data)
Numerator - net income (loss) attributable to controlling interest	$(10,101)	$(28,231)	$(24,133)	$(38,085)
Denominator - weighted average shares (Class A and Class B)
Basic	34,517	33,448	34,226	33,314
Dilutive shares	—	—	—	—
Diluted	34,517	33,448	34,226	33,314
Earnings (loss) per share (Class A and Class B)
Basic	$(0.29)	$(0.84)	$(0.71)	$(1.14)
Diluted	$(0.29)	$(0.84)	$(0.71)	$(1.14)

The computation of diluted loss per share excluded 0.9 million and (0.3) million of unvested restricted stock for the three months ended November 2, 2025 and October 27, 2024, respectively, because their inclusion would be anti-dilutive due to a net loss.

The computation of diluted loss per share excluded 0.4 million and 0.0 million of unvested restricted stock for the nine months ended November 2, 2025 and October 27, 2024, because their inclusion would be anti-dilutive due to a net loss.

8. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.5 million and $1.9 million for the three and nine months ended November 2, 2025 respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the nine months ended November 2, 2025 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 2, 2025	1,686,267	$6.02
Granted	2,831,452	1.91
Vested	(1,085,194)	4.94
Forfeited	(1,149,784)	3.99
Outstanding at November 2, 2025	2,282,741	$2.47

At November 2, 2025, the Company had unrecognized compensation expense of $4.0 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 2, 2025	February 2, 2025
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	59,703	57,732
Buildings	36,307	36,272
Vehicles	84	84
Warehouse equipment	65,621	65,592
Office equipment and furniture	55,597	54,542
Computer equipment	9,614	9,472
Software	38,450	39,952
	269,862	268,132
Accumulated depreciation and amortization	(171,058)	(159,450)
	98,804	108,682
Construction in progress	1,196	2,878
Property and equipment, net	$100,000	$111,560

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

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
(in thousands)
Direct-to-consumer	$67,438	$79,833	$209,125	$246,961
Stores	47,433	47,223	140,166	138,398
	$114,871	$127,056	$349,291	$385,359

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

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	November 2, 2025	February 2, 2025
(in thousands)
Contract assets	$1,685	$2,301
Contract liabilities	$7,576	$9,782

Revenue from gift cards is recognized when the gift card is redeemed by the customer for merchandise or as a gift card breakage, an estimate of gift cards which will not be redeemed. The Company does not record breakage revenue when escheat liability to the relevant jurisdictions exists. Gift card breakage is recorded within Net sales on the Company’s consolidated

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

statement of operations. The following table provides the reconciliation of the contract liability related to gift cards for the nine months ended:

	November 2, 2025	October 27, 2024
(in thousands)
Balance as of beginning of period	$9,782	$9,579
Gift cards sold	7,693	7,144
Gift cards redeemed	(9,683)	(9,330)
Gift card breakage	(216)	(238)
Balance as of end of period	$7,576	$7,155

11. INCOME TAXES

The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The effective tax rate related to controlling interest was (3.6%) and (6.6%) for the nine months ended November 2, 2025 and October 27, 2024, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income tax. The Company maintains a valuation allowance against its deferred tax assets as of the nine months period ended November 2, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States which permanently extends select expiring provisions of the Tax Cuts and Jobs Act. We have considered the impact of the OBBBA on the Company’s annual effective tax rate. The changes did not have a significant impact to the annual effective tax rate. However, the enactment of the OBBBA introduced several significant tax law modifications that, while not affecting the annual effective tax rate, do have other implications for the Company. The OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing pursuant to IRC 174, and ability to deduct interest expense pursuant to IRC 163(j). The Company is currently evaluating the future impact of OBBBA on its financial position, results of operations and cash flows.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. SEGMENT REPORTING

As of November 2, 2025 and October 27, 2024, we had one reportable segment. The Company’s operating segment is based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our CODM is our Chief Executive Officer and the CODM receives discrete financial information for the Company’s gross margin and a summarized comprehensive statement of income monthly that categorizes selling, general and administrative expenses into four line items with remaining expenses and expenditures for long-lived assets being consolidated as an omnichannel business. The following table summarizes the Company’s gross margin and selling, general and administrative expenses.

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
(in thousands)
Net sales	$114,871	$127,056	$349,291	$385,359
Cost of goods sold	53,025	60,645	162,071	183,328
Gross margin	$61,846	$66,411	$187,220	$202,031
Less:
Outbound shipping expenses	$6,709	$7,613	$18,871	$23,007
Advertising expenses	13,601	19,417	35,433	43,202
Variable expenses	13,386	13,078	36,172	35,812
Overhead expenses	36,984	42,203	114,678	124,882
Total selling, general and administrative	70,680	82,311	205,154	226,903
Restructuring Expense	—	6,152	850	7,748
Operating loss	(8,834)	(22,052)	(18,784)	(32,620)
Interest expense	1,231	1,251	4,181	3,232
Other (loss) income, net	(2)	6	(245)	167
Loss before income taxes	(10,067)	(23,297)	(23,210)	(35,685)
Income tax expense	—	4,919	828	2,366
Net loss	(10,067)	(28,216)	(24,038)	(38,051)
Less: Net income attributable to noncontrolling interest	34	15	95	34
Net loss attributable to controlling interest	$(10,101)	$(28,231)	$(24,133)	$(38,085)

13. RESTRUCTURING

On June 4, 2025, as a result of right-sizing the expense structure of the Company, the Company voluntarily underwent a reduction in force.

On July 12, 2024 (the “Effective Date”), as a result of the phase two analysis of the fulfillment center network, the Company voluntarily entered into a lease amendment for one of its legacy fulfillment center leases in Dubuque, Iowa. The amended lease accelerated the lease expiration date from September 30, 2030 to October 27, 2024. The amended lease required Duluth to pay an aggregate of $3.7 million (the “Termination Penalty”) in consideration of accelerating the lease termination date, which was paid in four equal quarterly installments from October 2024 through August 2025. The Company amortized the loss from the Termination Penalty, as well as the net loss from writing off the right-of-use asset and lease liability over the modified remaining lease term. In addition, the Company accelerated the depreciation of the non-transferrable fixed assets to have no remaining net book value by the modified lease expiration date.

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
(in thousands)
Early contract termination expense	$—	$2,759	$—	$3,679
Lease remeasurement expense	—	1,596	—	1,889
Accelerated depreciation expense	—	766	—	1,149
Employee termination benefit expense	—	370	850	370
Other restructuring expense	—	661	—	661
Total restructuring expenses	$—	$6,152	$850	$7,748

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2025 is a 52-week period and ends on February 1, 2026. Fiscal 2024 was a 53-week period and ended on February 2, 2025. The three months of fiscal 2025 and fiscal 2024 represent our 13-week periods ended November 2, 2025 and October 27, 2024, respectively.

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

Overview

We are a lifestyle brand of men’s and women’s casual wear, workwear and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and catalog. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of November 2, 2025, we operated 63 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•
Net sales decreased by 9.6% over the prior year third quarter to $114.9 million, and net sales in the first nine months of fiscal 2025 decreased by 9.4% over the first nine months of the prior year to $349.3 million;
•
Net loss of $10.1 million in fiscal 2025 third quarter compared to the prior year third quarter net loss of $28.2 million, and net loss in the first nine months of fiscal 2025 of $24.0 million compared to a net loss in the first nine months of fiscal 2024 of $38.1 million; and
•
Adjusted EBITDA increased to ($0.7) million in fiscal 2025 third quarter compared to the prior year third quarter Adjusted EBITDA of ($6.2) million, and Adjusted EBITDA in the first nine months of fiscal 2025 of $7.5 million compared to $6.1 million over the first nine months of fiscal 2024.

See the “Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

Economic Conditions

The macroeconomic environment is experiencing inflation, tariff and recessionary concerns and general uncertainty regarding the future economic environment and therefore we cannot predict the ultimate impact of these economic conditions on our operational and financial performance. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand. However, we expect that our operations will continue to be impacted by these macroeconomic headwinds, including tariffs, which may increase our merchandise costs, affect merchandise availability, and impact our financial performance.

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

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
(in thousands)
Net sales	$114,871	$127,056	$349,291	$385,359
Cost of goods sold (excluding depreciation and amortization)	53,025	60,645	162,071	183,328
Gross profit	61,846	66,411	187,220	202,031
Selling, general and administrative expenses	70,680	82,311	205,154	226,903
Restructuring expense	—	6,152	850	7,748
Operating loss	(8,834)	(22,052)	(18,784)	(32,620)
Interest expense	1,231	1,251	4,181	3,232
Other (loss) income, net	(2)	6	(245)	167
Loss before income taxes	(10,067)	(23,297)	(23,210)	(35,685)
Income tax expense	—	4,919	828	2,366
Net loss	(10,067)	(28,216)	(24,038)	(38,051)
Less: Net income attributable to noncontrolling interest	34	15	95	34
Net loss attributable to controlling interest	$(10,101)	$(28,231)	$(24,133)	$(38,085)
Percentage of Net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	46.2%	47.7%	46.4%	47.6%
Gross margin	53.8%	52.3%	53.6%	52.4%
Selling, general and administrative expenses	61.5%	64.8%	58.7%	58.9%
Restructuring expense	-%	4.8%	0.2%	2.0%
Operating loss	(7.7)%	(17.4)%	(5.4)%	(8.5)%
Interest expense	1.1%	1.0%	1.2%	0.8%
Other (loss) income, net	—%	—%	(0.1)%	—%
Loss before income taxes	(8.8)%	(18.3)%	(6.6)%	(9.3)%
Income tax expense	-%	3.9%	0.2%	0.6%
Net loss	(8.8)%	(22.2)%	(6.9)%	(9.9)%
Less: Net income attributable to noncontrolling interest	—%	—%	—%	—%
Net loss attributable to controlling interest	(8.8)%	(22.2)%	(6.9)%	(9.9)%

Three Months Ended November 2, 2025, Compared to Three Months Ended October 27, 2024

Net Sales

Net sales decreased $12.2 million, or 9.6%, to $114.9 million in the three months ended November 2, 2025 compared to $127.1 million in the three months ended October 27, 2024. The decrease in net sales was primarily driven by declines in web traffic due to reduced promotional activity.

Gross Profit

Gross profit decreased $4.6 million, or 6.9%, to $61.8 million in the three months ended November 2, 2025 compared to $66.4 million in the three months ended October 27, 2024. The decrease in gross profit was partially driven by the $3 million impact of tariffs. As a percentage of net sales, gross margin increased to 53.8% in the three months ended November 2, 2025, compared to 52.3% of net sales in the three months ended October 27, 2024. The increase in gross margin rate was primarily driven by an increase in average unit retail sales from reduced promotional activity coupled with an improvement in product costs from our direct to factory sourcing initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.6 million, or 14.1%, to $70.1 million in the three months ended November 2, 2025 compared to $82.3 million in the three months ended October 27, 2024. Selling, general and administrative expenses as a percentage of net sales decreased to 61.5% in the three months ended November 2, 2025, compared to 64.8% in the three months ended October 27, 2024.

The decrease in selling, general and administrative expense as a percentage of net sales was mainly driven by leverage on outbound shipping costs due to higher average order values coupled with a reduction in personnel and depreciation expenses.

Income Taxes

Income tax expense was $0.0 million in the three months ended November 2, 2025, compared to income tax expense of $4.9 million in the three months ended October 27, 2024. The change was primarily driven by the valuation allowance established in the third quarter of 2024.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $10.1 million, in the three months ended November 2, 2025 compared to net loss of $28.2 million in the three months ended October 27, 2024.

Nine Months Ended November 2, 2025, Compared to Nine Months Ended October 27, 2024

Net Sales

Net sales decreased $36.1 million, or 9.4%, to $349.3 million in the nine months ended November 2, 2025 compared to $385.4 million in the nine months ended October 27, 2024. The decrease in net sales was primarily driven by decline in web traffic due to reduced promotional activity.

Gross Profit

Gross profit decreased $14.8 million, or 7.3%, to $187.2 million in the nine months ended November 2, 2025 compared to $202.0 million in the nine months ended October 27, 2024. As a percentage of net sales, gross margin increased to 53.6% of net sales in the nine months ended November 2, 2025, compared to 52.4% of net sales in the nine months ended October 27, 2024. The increase in gross margin rate was primarily driven by an increase in average unit retail sales from reduced promotional activity coupled with an improvement in product costs from our direct to factory sourcing initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $21.7 million, or 9.6%, to $205.1 million in the nine months ended November 2, 2025 compared to $226.9 million in the nine months ended October 27, 2024. Selling, general and administrative expenses as a percentage of net sales decreased to 58.7% in the nine months ended November 2, 2025, compared to 58.9% in the nine months ended October 27, 2024.

The decrease in selling, general and administrative expense as a percentage of net sales was mainly driven by leverage on outbound shipping costs due to higher average order values coupled with a reduction in personnel and depreciation expenses.

Income Taxes

Income tax expense was $0.8 million in the nine months ended November 2, 2025, compared to income tax expense of $2.4 million in the nine months ended October 27, 2024. The provision for third quarter of fiscal 2024 and fiscal 2025 reflected a valuation allowance which was established against the net amount of deferred tax assets as well as a pre-tax loss in the previous fiscal year.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was $24.1 million, in the nine months ended November 2, 2025 compared to net loss of $38.1 million in the nine months ended October 27, 2024.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
(in thousands)
Net loss	$(10,067)	$(28,216)	$(24,038)	$(38,051)
Depreciation and amortization	6,234	7,284	19,528	23,581
Amortization of internal-use software hosting
subscription implementation costs	1,252	1,394	3,492	3,856
Interest expense	1,231	1,251	4,181	3,232
Income tax expense	—	4,919	828	2,366
EBITDA	$(1,350)	$(13,368)	$3,991	$(5,016)
Long-term incentive expense	612	969	2,078	3,352
Impairment expense	—	—	549	—
Restructuring expense	—	6,152	850	7,748
Adjusted EBITDA	$(738)	$(6,247)	$7,468	$6,084

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $5.5 million to ($0.7) million in the three months ended November 2, 2025 compared to ($6.2) million in the three months ended October 27, 2024. As a percentage of net sales, Adjusted EBITDA increased to (0.6%) of net sales in the three months November 2, 2025 compared to (4.9%) of net sales in the three months ended October 27, 2024.

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased $1.4 million to $7.5 million in the nine months ended November 2, 2025 compared to $6.1 million in the nine months ended October 27, 2024. As a percentage of net sales, Adjusted EBITDA increased to 2.1% of net sales in the nine months ended November 2, 2025 compared to 1.6% of net sales in the nine months ended October 27, 2024.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At November 2, 2025, our net working capital was $51.1 million, including $8.2 million of cash and cash equivalents.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Nine Months Ended
	November 2, 2025	October 27, 2024
(in thousands)
Net cash used in operating activities	$(31,115)	$(58,125)
Net cash used in investing activities	(5,672)	(5,666)
Net cash provided by financing activities	41,624	40,969
Increase (decrease) in cash and cash equivalents	$4,837	$(22,822)

Net Cash Used in Operating Activities

Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

For the nine months ended November 2, 2025, net cash used in operating activities was $31.1 million, which primarily consisted of cash used in operating assets and liabilities of $30.2 million and a $24.0 million net loss for the nine months ended November 2, 2025 partially offset by depreciation of $19.5 million. The cash used in operating assets and liabilities of $30.2 million was primarily due to a $25.7 million decrease in inventory.

For the nine months ended October 27, 2024, net cash used in operating activities was $58.1 million, which primarily consisted of cash used in operating assets and liabilities of $49.4 million and a $38.1 million net loss for the nine months ended October 27, 2024 partially offset by depreciation of $24.7 million. The cash used in operating assets and liabilities of $49.4 million was primarily due to a $105.7 million increase in inventory, partially offset by a $53.2 million increase in trade accounts payable.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures related to investments in infrastructure, retail stores and information technology.

For the nine months ended November 2, 2025 and October 27, 2024, net cash used in investing activities was $5.7 million.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

For the nine months ended November 2, 2025, net cash provided by financing activities was $41.6 million compared to net cash provided by financing activities of $41.0 million for nine months ended October 27, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended November 2, 2025, which were not registered under the Securities Act.

The following table contains information regarding shares acquired by us during the quarter, which consisted solely of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended November 2, 2025.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
August 3, 2025 - August 31, 2025	—	$—	—	$—
September 1, 2025 - October 5, 2025	122	3.79	—	—
October 6, 2025 - November 2, 2025	—	—	—	—
Total	122	$—	—	$—

Item 5. Other Information

During the three months ended November 2, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.

10.1

Amendment No. 2 to Credit Agreement, dated as of October 1, 2025, among Duluth Holdings Inc., certain financial institutions as Lenders thereto, and BMO Bank N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2025.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

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

Date: December 17, 2025
DULUTH HOLDINGS INC. (Registrant)

/s/ Heena Agrawal
Heena Agrawal
Senior Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Interim Principal Accounting Officer)