Form 10-K
period 2026-02-01
DULUTH HOLDINGS INC.
filed 2026-03-20
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2026

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $29.6 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (August 3, 2025).

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of March 19, 2026, was 3,364,200. The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of March 19, 2026 was 33,398,984.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of February 1, 2026 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
•
the prolonged effects of economic uncertainties on store and website traffic;
•
disruptions to our distribution network, supply chains and operations;
•
failure to effectively manage inventory levels;
•
our ability to maintain and enhance a strong brand and sub-brand image;
•
adapting to declines in consumer confidence, inflation and decreases in consumer spending;
•
disruptions to our e-commerce platform;
•
our ability to meet customer delivery time expectations;
•
our ability to properly allocate inventory throughout our distribution network to fulfill customer demand;
•
our failure to meet our debt covenant ratios;
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
•
effectively relying on sources for merchandise located in foreign markets;
•
transportation delays and interruptions, including port congestion;
•
our inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers;
•
the inability to maintain the performance of our maturing store portfolio;
•
our inability to deploy marketing tactics and commit adequate resources to support marketing in order to retain and attract new customers;
•
our ability to successfully open new stores;
•
effectively adapting to new challenges associated with our expansion into new geographic markets;
•
competing effectively in an environment of intense competition or elevated promotions;
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
•
disruptions in our supply chain and fulfillment centers;
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
•
failure to comply with data privacy regulations;
•
our ability to comply with the security standards for the credit card industry;
•
our failure to maintain adequate internal controls over our financial and management systems; and
•
acquisition, disposition, and development risks.

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

The following discussion contains references to fiscal years 2025 and 2024, which refer to our fiscal years ended February 1, 2026 and February 2, 2025, respectively. Fiscal year 2025 was a 52-week period and 2024 was a 53-week period.

Duluth Trading is a lifestyle brand of men’s and women’s workwear, casual wear, outdoor apparel and accessories primarily sold through our own omnichannel platform. We offer products nationwide through our website. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of February 1, 2026, we operated 63 retail stores and three outlet stores.

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

Omnichannel

Our omnichannel business strategy allows our sales channels to work in synergy to seamlessly deliver a consistent brand experience to the customer, including consistent marketing, pricing and product presentation. All sales channels are fully integrated, including stores, website, direct mail and customer contact centers. Our omnichannel services include order-in-store, buy-online-pickup-in-store, and ship-from-store as well as retail store and mobile shopping experiences.

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

Marketing

Our marketing strategy is designed to drive brand awareness, enhance customer loyalty, drive sales and efficiently acquire new customers. We are nationally recognized for our signature wit and compelling storytelling—balancing our iconic, humorous campaigns with authentic demonstrations of our gear's rugged, problem-solving functionality. By highlighting the durability and innovation of our products, we strive to connect deeply with a core customer who values hard work, a hands-on lifestyle, and gear they can trust.

We execute a digitally-led, omnichannel Go-To-Market strategy to deliver this narrative seamlessly across every touchpoint:

•
Performance Digital & Search: We deploy highly targeted performance media, including programmatic display, paid social, and robust SEO/AEO (Answer Engine Optimization), to ensure our brand is highly discoverable and captures high-intent traffic. This is supported by a data-driven CRM engine, utilizing personalized email and SMS to drive retention and lifetime value.
•
Video & Audio: We leverage dynamic storytelling across Linear, Connected and Addressable TV, streaming video, and on-demand audio. These channels combine our distinct brand humor with high-quality product demonstrations, scaling our reach and driving top-of-funnel brand heat to a national audience.
•
Social & Influencer Media: We actively engage communities and drive social commerce across platforms like Meta, YouTube and TikTok. By partnering with creators and utilizing rapid, data-tested creative, we strive to turn brand engagement into measurable customer acquisition.
•
Direct Mail: Honoring our legacy catalog heritage, direct mail remains a premium, tactile storytelling vehicle for us. It serves as a powerful omnichannel driver that strategically lifts both our e-commerce traffic and physical retail footfall.

Customer Service

We are committed to providing outstanding customer service and believe in treating our customers like next-door neighbors. Our retail stores are stocked with a comprehensive assortment of our products and staffed with knowledgeable and well-trained sales associates. We stand behind all purchases with our “No Bull Guarantee.”

Manufacturing

We do not own or operate any manufacturing facilities. Instead, we arrange with third-party vendors for the manufacturing of our merchandise. We have built strong, long-term relationships with our vendors. In Fiscal 2025, 57% of our purchases are sourced directly from the factory and 43% are sourced from our agents. Goods manufactured on our behalf ("non-market buy") are sourced from multiple factories across the globe, including concentrations in Vietnam, Indonesia, Pakistan, Bangladesh, Cambodia and India.

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

Fulfillment Centers

We operate fulfillment centers located in Belleville, Wisconsin, Salt Lake City, Utah and Adairsville, Georgia. The approximate square footage of each facility is included in Item 2 of Part I of this report. In January 2026, we announced our intention to close the Salt Lake City fulfillment center in the first quarter of 2026.

Information Technology

We use technology to provide customer service, business process support and business intelligence across our sales channels. We continually aim to have more efficient supply chain and distribution systems operations. Our distributed order management systems provide us with omnichannel capabilities that have a global view of available-to-promise inventory management.

Competition

We operate primarily in the apparel, footwear and accessories industry, which is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including men’s and women’s specialty apparel chains, department stores, outdoor specialty stores, apparel direct mail businesses and online apparel businesses. We compete principally on the basis of brand recognition, innovation, product quality, customer service and price. To stay ahead of our competition, we continue to develop innovative solution-based products for which we create unique selling propositions that incorporate humor and storytelling.

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

Employees

As of February 1, 2026, we employed 746 full-time and 1,311 part-time and flexible part-time employees, 1,101 of which were employed at our retail stores. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs. Our employees are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our employees to be good.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.duluthtrading.com under the “Investors” tab as soon as reasonably practicable after such reports are filed with, or furnished to the SEC.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. These risk factors reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Class B common stock could decline, and you could lose part or all of your investment.

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

Customer complaints or negative reactions to, or unfavorable publicity about, our product quality or product features, our storytelling or irreverent advertising, the shopping experience on our website or in our retail stores, product delivery times, customer data privacy and security practices or customer support, especially on blogs, social media, other third-party websites and our website, could rapidly and severely diminish consumer use of our website and direct mail, visits to our retail stores and consumer confidence in us and result in harm to our brand. Furthermore, these factors could cause our customers to no longer feel a personal connection with the Duluth Trading brand, which could result in the loss of customers and materially adversely affect our business, results of operations and growth prospects.

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

The success of our direct-to-consumer channel depends on customers’ use of our digital platform, including our website, and response to digital marketing; if our overall marketing strategies are not successful, including in connection with our ability to commit adequate resources to support our marketing strategy, maintain a robust customer list and effectively customize our marketing efforts based on understanding customers preferences, our business and results of operations could be materially adversely affected.

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

Customer response to our digital marketing is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom our digital marketing is directed and our direct mail is sent. Our maintenance of a robust customer list, which we believe includes desirable demographic characteristics for the products we offer, has also been a key component of our overall strategy. If the performance of our website and email declines, or if our overall marketing strategy is not successful, our business, results of operations and stock price could be adversely affected. In addition, the success of our marketing strategy would be negatively impacted if we are unable to commit adequate resources to support our marketing strategy.

If we fail to retain current customers or acquire new customers, or fail to do so in a cost-effective manner, we may not be able to increase net revenue or profit per active customer.

Our success depends on our ability to retain and acquire customers in a cost-effective and efficient manner. In order to retain and expand our customer base, we must appeal to current customers and acquire customers who identify with the Duluth Trading brand through the proper marketing channels. We have made significant investments related to customer retention and acquisition and expect to continue to spend significant amounts to do so. For example, our national television advertising campaigns are expensive and may not result in the cost-effective acquisition of customers. Furthermore, as our brand has become more widely known in the market, our marketing campaigns have not resulted in acquisition of new customers at the same rate as past campaigns, and this trend may continue in the future.

We also use other paid and non-paid advertising. Our paid advertising includes search engine marketing, display advertising and paid social media. In connection with our use of paid social media, damage to the reputations of individuals or companies with which we partnered could negatively impact our reputation and that of our brands. Our non-paid advertising efforts include search engine optimization, non-paid social media and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. Additionally, digital advertising costs may continue to rise and as our usage of these channels expands, such costs may impact our ability to acquire new customers in a cost-effective manner. As usage of these channels by our customer base has not grown as expected, we have suffered a decline in customer growth and net sales. A continued decrease in the level of usage or customer growth may have a material adverse effect on our business, financial condition and operating results.

We cannot assure you that the net profit from new customers we acquire or customers we retain will ultimately exceed the cost of acquiring or retaining those customers. If we fail to deliver an outstanding customer experience, or if consumers do not perceive the products we offer to be manufactured with high quality craftsmanship, we may not be able to retain customers and acquire new customers. If we are unable to retain customers and acquire new customers, our business, results of operations and growth prospects may be materially adversely affected

If we cannot compete effectively in the apparel, footwear and accessories industry, our business and results of operations may be adversely affected.

The apparel, footwear and accessories industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including men’s and women’s specialty apparel chains, outdoor specialty stores, apparel direct mail businesses and online apparel businesses that sell competing lines of merchandise. Our competitors may be able to adopt more aggressive pricing policies, adapt to changes in customers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products or generate greater national brand recognition than us. Competitive pressures in the retail industry may require us to increase promotional markdowns, lowering our gross margin. In addition, as our business continues to expand, our competitors may seek to increase efforts to imitate our product designs, which could adversely affect our business and results of operations. An inability to overcome these potential competitive disadvantages or effectively market our products relative to our competitors could have an adverse effect on our business and results of operations.

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

We rely on sources for merchandise located in foreign markets, and our business has been and may continue to be adversely affected by legal, regulatory, economic and political risks associated with international trade and those markets.

Our reliance on suppliers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including:

•
transportation delays and interruptions, including due to port congestion and the failure of suppliers or distributors to comply with import regulations;
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
•
political instability, war and acts of terrorism; and
•
the occurrence of a natural disaster, unusual weather conditions, or prolonged public health crises, epidemics or pandemics in foreign countries from which we source our products.

The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, or impact our ability to deliver to our customers. In particular, U.S. laws affecting the importation and taxation of goods have recently been subject to significant change and uncertainty. For example, in February 2026, the U.S. Supreme Court invalidated global tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). While this ruling creates a potential opportunity to recover previously paid duties, the refund process involves significant administrative complexity, ongoing litigation, and potential delays. There can be no assurance as to the timing or amount of any refunds we may ultimately realize, if any. Furthermore, the U.S. government has subsequently invoked alternative statutory authorities, such as Section 122 of the Trade Act of 1974, to impose replacement tariffs, and other existing duties remain in effect. Consequently, tariffs and trade restrictions, along with the retaliatory responses they may prompt, have increased and could further increase the cost of products purchased from suppliers in such countries in which we do business.

Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have an adverse effect on our business, results of operations and financial condition.

If we fail to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers, our business and operating results could be adversely affected.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our third-party suppliers and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our fulfillment centers in Wisconsin and Georgia. While our reliance on a limited number of fulfillment centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health pandemics, or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as our business continuity planning. Our use of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a fulfillment center or at points of export or import, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, as has happened in the past, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive merchandise from suppliers or deliver products to customers in a timely and cost-effective manner.

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

Our results of operations and financial condition are dependent on maintaining our e-commerce business and expanding our e-commerce business is an important part of our business strategy. Dependence on our e-commerce business and its continued growth subjects us to certain risks, including:

•
diversion of traffic from our stores;
•
liability for online content, including data privacy and accessibility claims;
•
the need to keep pace with rapid technological change;
•
government regulation of the Internet, including data privacy and taxation; and
•
threats to the computer systems that operate our website and related support systems, including viruses, malware and other malicious code, misconfiguration, systems failure or inadequacy, compromise or unauthorized access and similar disruptions.

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

Our business strategy is influenced by the willingness and ability of our suppliers to efficiently manufacture our products in a manner that is consistent with our standards for quality and value. If we cannot obtain a sufficient amount and variety of quality products at acceptable prices, it could have a negative impact on our competitive position. This could result in lower revenue and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations. Our arrangements with our suppliers are generally not exclusive. As a result, our suppliers might be able to sell similar or identical products to certain of our competitors, some of which purchase products in significantly greater volume. Our competitors may enter into arrangements with suppliers that could impair our ability to obtain our products from those suppliers, including by requiring suppliers to enter into exclusive arrangements, which could limit our access to such arrangements or products.

We rely on third parties to provide us with services in connection with certain aspects of our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business and results of operations.

We have entered into agreements with third parties for logistics services, information technology systems (including hosting our website), operating our call center during certain hours, software development and support, print production, select marketing services, processing gift card activity, distribution and packaging and employee benefits. Services provided by any of our third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a third party to provide us with services for which we have contracted on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

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

In the normal course of business we often collect, retain and transmit customer personal and credit card information, employee personal information, and other sensitive and confidential information. The protection of customers' and employees' information, and the Company’s intellectual property, from potential threats is vitally important to the Company. Consumers and employees continue to have significant concerns about the security of personal information, especially when transmitted over the Internet, and the use, retention, disclosure, and privacy of such information. We continually evaluate and upgrade our information systems, security measures, and practices to combat the ever-evolving cyber risks and to comply with our legal and regulatory obligations, and we provide cybersecurity awareness training around phishing, social engineering, and other cyber risks to our employees, in an effort to elevate our cybersecurity posture and give our workforce the skills to both avoid and report cyber threats.

Despite our risk management efforts, vendor due diligence, and security measures, our facilities and systems and those of our third-party service providers, are subject to increasingly complex cyber risks, including cyber extortion, data breaches, unauthorized access, denial of service, vendor or employee misconduct, ransomware and other malicious software, and data exfiltration. We maintain cybersecurity insurance designed to provide coverage for expenses related to data breach notification, credit monitoring, forensic investigations, and legal advice. However, our insurance may not be sufficient to cover all possible losses, and we cannot provide assurance that such insurance will continue to be available to us on economically reasonable terms, or at all.

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

We rely significantly on information technology, and any inadequacy, interruption, integration failure or security failure of this technology or the lack of safe and timely adoption of new technologies like artificial intelligence ("AI") could harm our ability to effectively operate our business.

Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce and direct mail operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage or interruption. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach of security of these systems has and could adversely impact the operations of our business, including disruption of our ability to accept and fulfill customer orders, effective management of inventory, inefficient ordering and replenishment of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media.

Our failure to effectively adopt and apply Artificial Intelligence (AI) technologies, or manage the ethical, legal, reputational or data privacy issues arising from AI implementation, could adversely affect our competitive position, brand reputation, and financial results.

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

We must maintain sufficient inventory levels and properly allocate inventory throughout our distribution network to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs. With excess inventory, we may also need to increase promotional markdowns, potentially lowering gross margins. We obtain substantially all of our inventory from suppliers located outside the United States. Some of these suppliers often require lengthy advance notice of order requirements in order to be able to manufacture and supply products in the quantities requested. This usually requires us to order our products, and enter into commitments for the purchase of our products, well in advance of the time these products will be offered for sale. As a result, it may be difficult to respond to changes in customer demand. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, inventory levels will not be appropriate and our results of operations could be adversely affected.

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

We accept payments using a variety of methods, including credit cards, debit cards, Paypal, gift cards and physical bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods). For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers suffer a data breach, or become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data privacy and security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our systems containing payment information are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments, and our business and operating results could be adversely affected. Accepting payments through these methods have in the past and may in the future also subject us to fraud, especially if the systems we have implemented to detect and prevent fraud do not operate as expected. Depending on the nature of the fraud, we may not have any recourse to recover our costs, which may have an adverse effect on our results of operations.

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

Our failure to comply with the covenants under our credit agreement could trigger prepayment obligations

Our Asset Based Lending Facility requires us to maintain certain financial ratios, including a minimum fixed charge coverage ratio. Our ability to meet these ratios can be affected by events beyond our control, such as a decline in the value of our inventory or receivables which form our borrowing base. If we fail to comply with these covenants, our lenders could accelerate our debt, seize the collateral securing the facility, or terminate our ability to borrow further. Any such event would have a material adverse effect on our liquidity and may force us to seek protection under bankruptcy laws.

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

Our business requires compliance with many laws and regulations, including labor and employment, customs, truth-in-advertising, data privacy and security, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores, our website and warehouse facilities. Failure to achieve compliance could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines and penalties. We may become involved in a number of legal proceedings and audits including government and agency investigations, and consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies. The outcome of some of these legal proceedings, audits and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, causing a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any pending or future legal proceedings and audits will not have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our Class B common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
actual or anticipated fluctuations in our results of operations, particularly in our growth rates and margins;
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
•
changes in operating performance and stock market valuations of other retail companies generally, or those in our industry in particular;
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

•
general economic conditions in the United States and abroad; and
•
other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical, and recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats defined in Item 106(a) of Regulation S-K. These risks include, among others described in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K: operational risks, fraud, harm to employees or customers and violation of data privacy or security laws. These cybersecurity risks make it necessary that we incur significant expenditures on cybersecurity.

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

Identifying and assessing our cybersecurity risk is integrated into our overall risk management systems and processes. As part of our program, our internal audit team facilitates an annual risk assessment that includes assessing cybersecurity and other technology risks. The results are shared with the board of directors during a regular board meeting. In addition, a quarterly cyber risk assessment process run by our information technology team, including our vice president of information technology, is shared with the audit committee. The chair of the audit committee reports on significant cybersecurity updates to the full board of directors during executive sessions of our quarterly meetings. Our audit committee members also engage in conversations throughout the year with management on cybersecurity events and discuss any updates to our cybersecurity processes, systems and programs.

Our cybersecurity risk management processes are overseen by leaders from our information technology, compliance and legal teams. Our vice president of information technology has over 30 years of experience leading information technology organizations. Other individual leaders within these teams have on average over 20 years of experience in roles involving information technology, including security and compliance.

Cybersecurity Risk Management and Strategy

We have implemented several measures to identify and assess our cybersecurity threats. We self-assess maturity levels along with areas of risk for the cyber kill chain using the ISO/IEC 33004:2015 Process Maturity Model. Within this model, our risk dashboard is continually assessed based on eight key initiatives: reconnaissance, intrusion, exploitation, privilege escalation, lateral movement, obfuscation/anti-forensics, denial of service and exfiltration. Along with this model, we engage and utilize various third parties to measure risk profiles of ourselves and vendors, to identify security threats specific to our Company both internal and external through multiple avenues such as our website and social media and to perform periodic penetration tests on Company systems to identify cybersecurity risks and threats to the Company. These evaluations include testing both the design and operational effectiveness of security controls. We recognize a cybersecurity incident experienced by a supplier or vendor could materially impact us. We assess third party cybersecurity controls as part of our third-party information technology risk when integrating new tools or third parties. We contractually require third parties to report cybersecurity incidents, if applicable, to us so we can assess the impact of the incident and any necessary regulatory reporting obligations that may be required. Additionally, as part of the contract management process, new information technology vendors are subject to a cybersecurity review by the information technology team and include cybersecurity and data privacy language, if applicable, in contracts.

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

In fiscal 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

The following table sets forth the location, primary use and size of our leased and owned facilities as of February 1, 2026.

Location	Number of Stores	Primary Use	Gross Sq Ft	Leased/Owned
Retail Stores
North East
Maine	1	Store	12,951	Leased
Massachusetts	1	Store	16,360	Leased
New Jersey	2	Store	24,741	Leased
Pennsylvania	2	Store	34,945	Leased
Rhode Island	1	Store	14,528	Leased
Midwest
Illinois	3	Store	38,410	Leased
Indiana	1	Store	14,557	Leased
Iowa	1	Store	12,249	Leased
Kansas	2	Store	31,430	Leased
Michigan	3	Store	45,588	Leased
Minnesota	5	Store	71,885	Leased
Missouri	2	Store	27,692	Leased
Nebraska	1	Store	16,755	Leased
North Dakota	1	Store	14,557	Leased
Ohio	4	Store	58,420	Leased
South Dakota	1	Store	9,166	Leased
Wisconsin	4	Store	53,646	Leased
South
Alabama	2	Store	31,312	Leased
Arkansas	1	Store	15,656	Leased
Florida	1	Store	14,557	Leased
Georgia	1	Store	20,041	Leased
Kentucky	2	Store	28,582	Leased
North Carolina	2	Store	41,672	Leased
Oklahoma	1	Store	15,536	Leased
Tennessee	2	Store	27,325	Leased
Texas	6	Store	92,212	Leased
Virginia	2	Store	31,828	Leased
West
Alaska	1	Store	25,409	Leased
Colorado	3	Store	52,840	Leased
Oregon	2	Store	39,463	Leased
Utah	1	Store	15,602	Leased
Washington	1	Store	15,656	Leased
Other
Mount Horeb, WI		Storage	7,000	Leased
Belleville, WI		Outlet store/Photo studio	17,890	Owned
Oshkosh, WI		Outlet store	12,777	Leased
Red Wing, MN		Outlet store	15,560	Leased
Mount Horeb, WI		Corporate headquarters	108,000	Leased
Kowloon, Hong Kong		Office	1,855	Leased
Belleville, WI		Fulfillment center	220,000	Owned
Adairsville, GA		Fulfillment center	494,144	Leased
Salt Lake City, UT		Fulfillment center	228,800	Leased

We consider these properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements. The leases on our retail stores expire at various times and are subject to renewal options and rent escalation provisions. As we approach lease renewals for about 10% of our stores through 2026, we are thoroughly evaluating each location for remodel, relocation, or exit based on enhance performance standards.

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

Information about our Executive Officers

The following is a list of names and ages of executive officers of Duluth Trading indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among any officers or director, except as disclosed below, or arrangements or understandings between any officer and any other person pursuant to which the officer was selected. The information presented below is as of March 20, 2026.

Name	Age	Office
Stephanie L. Pugliese	55

Ms. Pugliese has been a member of our Board of Directors and has served as the Company’s President and Chief Executive Officer since May 2025. A 30-year retail veteran, Ms. Pugliese brings a wealth of branded apparel, retail and merchandising experience to the Company. She first joined Duluth Trading in November 2008 as Vice President of Product and Merchandising. In July 2010, Ms. Pugliese was promoted to Senior Vice President, Head of Merchandising and Chief Marketing Officer. In February 2012, she was again promoted to President and Chief Marketing Officer. From February 2014 to February 2015, Ms. Pugliese served as President and Chief Operating Officer, and from February 2015 to August 2019, Ms. Pugliese served as President and Chief Executive Officer of Duluth Trading. From September 2019 to May 2020, Ms. Pugliese served as President of North America for Under Armour, Inc. and as its President of the Americas from June 2020 until March 2023. Ms. Pugliese has served on the board of Fortune Brands Innovations, Inc. since March 2023 and served on the board of American Eagle Outfitters from August 2024 to April 2025. She also currently serves on the Advisory Board of the Women in Retail Leadership Circle and Cooper’s Hawk Winery and Restaurants. Earlier in her career, Ms. Pugliese held several executive positions with Lands’ End, Inc. from 2005 to 2008 and Ann, Inc. from 2000 to 2003. Ms. Pugliese holds a Bachelor of Science degree in Business from New York University Stern School of Business.

Heena K. Agrawal	50

Ms. Agrawal has served as Senior Vice President and Chief Financial Officer of Duluth Holdings Inc. since February 2024. In this role, she oversees Strategy, Finance & Accounting, Information Technology, Procurement, Real Estate, and Investor Relations. Ms. Agrawal is a proven executive with over 20 years of leadership experience and a track record of driving superior results across global public companies and small-cap corporations. Her career includes progressively senior roles at Procter & Gamble, Walgreens Boots Alliance, and Underwriters Laboratories. Most recently, she served as VP, Finance at Kontoor Brands, where she led financial strategy and P/L for the multi-billion dollar Global Wrangler brand and Global Supply Chain operations. A dedicated community leader, Ms. Agrawal currently serves on the Board of Directors for the Madison CFA Society and was previously an Elected Member of the District 125 Board of Education. She holds a Bachelor of Commerce from Narsee Monjee College, an M.B.A. from the Kelley School of Business at Indiana University, and is both a CPA (inactive) and a CFA charterholder.

David S. Homolka	59

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

Richard W. Schlecht	45

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

Garth N. Weber	56

Mr. Weber has served as our Senior Vice President, Chief Brand and Marketing Officer since August 2024, serving as caretaker of brand and marketing across all facets of the company. From July 2023 to August 2024, Mr. Weber served as our Vice President of Brand and Marketing, taking on successively greater responsibility of the company’s brand, marketing, and customer analytics functions. Prior to joining Duluth Trading, he served as Vice President of Brand and Creative at Wilson Sporting Goods from 2021 to 2023, a manufacturer and retailer in high-performance sports equipment, apparel, footwear and accessories. Previously, he spent nearly 5 years at adidas as Senior Director of Global Brand Design. Mr. Weber earned a Bachelor of Arts degree in Philosophy from Wheaton College and a Master of Fine Arts degree in Fiction from the State University of New York Brockport.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Listing and Trading

Our Class B common stock has been traded on the NASDAQ Global Select Market under the symbol “DLTH,” since our initial public offering on November 19, 2015. Our Class A common stock is neither listed nor traded on an exchange.

Shareholders of Record

Based upon data provided by our transfer agent, as of March 20, 2026, there were approximately 107 holders of record of our Class B common stock, one of whom is the sole holder of our Class A common stock. We believe the number of beneficial holders of the Company’s Class B common stock is in excess of this amount.

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

Management’s discussion focuses on fiscal 2025 results compared to fiscal 2024. Fiscal year 2025 was a 52-week period and 2024 was a 53-week period. For a discussion of fiscal 2024 results compared to fiscal 2023, refer to the Company’s Annual Report on Form 10-K for the year ended February 2, 2025.

Overview

We are a lifestyle brand of men’s and women’s workwear, casual wear, outdoor apparel and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and direct mail. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of February 1, 2026, we operated 63 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•
Net sales in fiscal 2025 decreased by 9.8% compared to the prior year to $565.2 million;
•
Net loss in fiscal 2025 was ($16.2) million compared to prior year net loss of ($43.6) million; and
•
Adjusted EBITDA in fiscal 2025 increased to $24.9 million compared to the prior year of $14.6 million.

See “Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

Our management’s discussion and analysis includes market sales metrics for our stores, website and direct mail sales. Market areas are determined by a third-party that divides the United States and Puerto Rico into 280 unique geographical areas. Our store market sales metrics include sales from our stores, website and direct mail. Our non-store market sales metrics include sales from our website, direct mail and orders placed through the call center.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll-related expenses and occupancy expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. They also include marketing expense, which primarily includes television, digital and social media advertising, print production, mailing and print advertising costs, as well as all logistics costs associated with shipping product to our customers, consulting and software expenses and professional services fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower-volume quarters and lower in higher-volume quarters because a portion of the costs are relatively fixed.

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

We define Adjusted EBITDA as consolidated net (loss) income before depreciation and amortization, and interest expense, including non-cash and other items we do not consider representative of our ongoing operating performance. We believe Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Free Cash Flow

We believe Free Cash Flow is a useful measure of performance as an indication of the Company’s ability to generate cash and provides additional perspective on our ability to efficiently use capital in executing our business strategy. We use Free Cash Flow to facilitate a comparison of our operating performance on a consistent basis from period-to-period and our ability to generate cash.

We define Free Cash Flow as net cash provided by operating activities less purchase of property and equipment. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Fiscal Year Ended
	February 1, 2026	February 2, 2025
(in thousands)
Net sales	565,184	626,629
Cost of goods sold (excluding depreciation and amortization)	263,570	318,119
Gross profit	301,614	308,510
Selling, general and administrative expenses	310,546	337,623
Restructuring expense	1,225	7,748
Operating loss	(10,157)	(36,861)
Interest expense	5,202	4,554
Other income, net	295	173
Loss before income taxes	(15,064)	(41,242)
Income tax expense	1,185	2,370
Net loss	(16,249)	(43,612)
Less: Net income attributable to noncontrolling interest	139	59
Net loss attributable to controlling interest	$(16,388)	$(43,671)
Percentage of Net sales:
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	46.6%	50.8%
Gross profit	53.4%	49.2%
Selling, general and administrative expenses	54.9%	53.9%
Restructuring expense	0.2%	1.2%
Operating loss	(1.8)%	(5.9)%
Interest expense	0.9%	0.7%
Other income, net	0.1%	—%
Loss before income taxes	(2.7)%	(6.6)%
Income tax expense	0.2%	0.4%
Net loss	(2.9)%	(7.0)%
Less: Net income attributable to noncontrolling interest	—%	—%
Net loss attributable to controlling interest	(2.9)%	(7.0)%

Fiscal 2025 Compared to Fiscal 2024

Net Sales

Net sales decreased $61.4 million, or 9.8%, to $565.2 million in fiscal 2025 compared to $626.6 million in fiscal 2024. The decrease in net sales was driven by a decline in direct-to-consumer net sales resulting from declines in web traffic and web conversion due to reduced promotional activity partially offset by higher average order values. The decrease was also attributed to one less week in fiscal 2025 (52-weeks) compared to fiscal 2024 (53-weeks). The decline in direct-to-consumer net sales was partially offset by an increase in store net sales driven by improved shopper conversion, higher average order values, and the opening of two new stores.

Gross Profit

Gross profit decreased $6.9 million, or 2.2%, to $301.6 million in fiscal 2025 compared to $308.5 million in fiscal 2024. As a percentage of net sales, gross margin increased to 53.4% of net sales in fiscal 2025 compared to 49.2% of net sales in fiscal 2024. The increase in gross margin rate was primarily driven by an increase in average unit retail sales from reduced promotional activity coupled with an improvement in product costs from our direct to factory sourcing initiative, partially offset by tariff costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $27.1 million, or 8.0%, to $310.5 million in fiscal 2025 compared to $337.6 million in fiscal 2024. Selling, general and administrative expenses as a percentage of net sales was 54.9% in fiscal 2025 compared to 53.9% in fiscal 2024.

The increase in selling, general and administrative expense as a percentage of net sales was mainly driven by the decrease in net sales. We are not able to reduce SG&A at the same pace as the decline in sales as a result of our fixed cost base.

Interest Expense

Interest expense increased $0.6 million to $5.2 million in fiscal 2025 compared to $4.6 million in fiscal 2024. The increase in interest expense was primarily attributable to higher outstanding debt throughout fiscal 2025 compared to fiscal 2024 partially offset by a decrease in interest rates.

Income Taxes

Income tax expense was $1.2 million in fiscal 2025 compared to income tax expense of $2.4 million in fiscal 2024. Our effective tax rate related to controlling interest was (7.8%) in fiscal 2025 compared to (5.7%) in fiscal 2024. The provision for fiscal 2025 and fiscal 2024 reflected the establishment of a valuation allowance against the net amount of deferred tax assets as well as pre-tax loss in the current and prior year.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest was ($16.4) million in fiscal 2025 compared to ($43.7) million in fiscal 2024, due to the factors discussed above.

Non-GAAP Financial Measures

See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA and Free Cash Flow.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table represents reconciliations of net (loss) income to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated below.

	Fiscal Year Ended
	February 1, 2026	February 2, 2025
(in thousands)
Net loss	$(16,249)	$(43,612)
Depreciation and amortization	25,471	31,133
Amortization of internal-use software hosting subscription implementation costs	4,732	5,281
Interest expense	5,202	4,554
Income tax expense	1,185	2,370
EBITDA (non-GAAP)	20,341	(274)
Long-term incentive expense	2,811	4,152
Impairment expense	549	2,998
Restructuring expense	1,225	7,748
Adjusted EBITDA (non-GAAP)	$24,926	$14,624

As a result of the factors discussed above in the “Results of Operations” section, Adjusted EBITDA increased to $24.9 million from $14.6 million in fiscal 2024. As a percentage of net sales, Adjusted EBITDA increased to 4.4% of net sales in fiscal 2025 compared to 2.3% of net sales in fiscal 2024.

Free Cash Flow

The following table represents a reconciliation of Net cash provided by operating activities, the most comparable U.S. GAAP financial measure, to free cash flow.

	Fiscal Year Ended
	February 1, 2026	February 2, 2025
(in thousands)
Net cash provided by (used in) operating activities	$24,172	$(16,917)
Purchases of property and equipment	(7,600)	(8,329)
Free Cash Flow (non-GAAP)	$16,572	$(25,246)

Free cash flow increased $41.8 million to $16.6 million in fiscal 2025 compared to ($25.2) million in fiscal 2024. The increase was primarily driven by lower inventory levels compared to an increase in inventory in the prior year coupled with a decrease in purchases of property and equipment.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. As of February 1, 2026 our working capital was $63.8 million, which includes cash and cash equivalents of $16.3 million.

We spent $17.8 million in fiscal 2025 on capital expenditures, inclusive of investments in software hosting implementation costs, which are included in Prepaid expenses & other current assets on the Company’s Consolidated Balance Sheets. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities as we acquire inventory in anticipation of our peak selling season, which typically occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Fiscal Year Ended
	February 1, 2026	February 2, 2025
(in thousands)
Net cash provided by (used in) operating activities	$24,172	$(16,917)
Net cash used in investing activities	(7,380)	(8,129)
Net cash used in financing activities	(3,782)	(3,776)
Increase (decrease) in cash and cash equivalents	$13,010	$(28,822)

Net Cash (Used in) Provided by Operating Activities

Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in assets and liabilities.

For fiscal 2025, net cash provided by (used in) operating activities was $24.2 million, which primarily consisted of non-cash depreciation and amortization of $25.5 million, amortization of stock-based compensation of $2.5 million and cash provided by operating assets and liabilities of $11.3 million, partially offset by a net loss of ($16.2) million. The cash provided by operating assets and liabilities of $11.3 million primarily consisted of a $35.2 million decrease in inventory partially offset by a $24.9 million decrease in trade accounts payable.

The decrease in inventory and trade accounts payable was primarily driven by lower receipts in 2025 to better align with sales.

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

For fiscal 2025, net cash used in investing activities was $7.4 million, driven by purchases of property and equipment of $7.6 million.

For fiscal 2024, net cash used in investing activities was $8.1 million, driven by purchases of property and equipment of $8.3 million.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

For fiscal 2025 and fiscal 2024, net cash used in financing activities was $3.8 million, primarily consisting of payments on finance lease obligations.

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

On January 31, 2025 the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement, in part, to (i) decrease the revolving commitment from $200 million to $100 million; (ii) revise the definition of “Applicable Rate” to provide for pricing terms in the event of a Rent Adjusted Leverage Ratio greater than or equal to 3.50:1.0; (iii) limit the exceptions to the prohibition on restricted payments to (a) making dividends or distributions by any subsidiary to the Company, and (b) the acquisition of equity interests in satisfaction of tax withholding obligations associated with restricted stock or awards under employee incentive plans; and (iv) provide that the Maximum Rent Adjusted Leverage Ratio and the Minimum Fixed Charge Coverage Ratio would be measured commencing on the fiscal quarter ending May 2, 2021 and measured quarterly thereafter as of the last day of each fiscal quarter of the Company (other than for the fiscal quarter ending February 2, 2025). The reduction in the revolving commitment was intended to rightsize the credit facility with the Company’s cash needs to fund seasonal inventory builds and capital expenditure expectations and resulted in fee savings. The Credit Agreement was extinguished on April 28, 2025, resulting in a write down of $0.2 million of debt issuance costs related to the terminated line of credit.

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

The Company is also permitted to voluntarily prepay the New Credit Agreement in whole or in part at any time, where borrowings bearing interest based on the base rate may be prepaid at any time without penalty and borrowings bearing interest based on SOFR may be prepaid, subject to payment of usual and customary breakage and redeployment costs. The revolver will mature on April 28, 2030. Pursuant to the New Credit Agreement, the Company may request an increase in the revolving credit commitments in the aggregate amount of up to $25.0 million during the term of the New Credit Agreement and with the consent of the Administrative Agent, subject to credit approval of the Lenders and the satisfaction of certain conditions. The New Credit Agreement contains customary events of default and financial, affirmative and negative covenants and is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Company.

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

On October 1, 2025, the Company entered into the Second Amendment to the New Credit Agreement, which, among other things, (i) temporarily increased the aggregate revolving credit commitment under the Credit Agreement from

$100.0 million to $125.0 million, as allowed by the existing New Credit Agreement, beginning on October 1, 2025 until March 31, 2026, as of which date the revolving credit commitment returned to $100.0 million and (ii) permits the Company to request a second increase in the revolving credit commitment of $25.0 million during the term of the New Credit Agreement after March 31, 2026 with the consent of the Administrative Agent, subject to credit approval of the Lenders and satisfaction of certain conditions.

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

We evaluated the development and selection of our critical accounting estimates and believe that the following involves a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established if it is more likely than not that some portion or all of the deferred income tax asset will not be realized. A valuation allowance was recognized for the years ended February 1, 2026 and February 2, 2025.

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

To the Shareholders and Board of Directors
Duluth Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duluth Holdings Inc. and subsidiaries (the Company) as of February 1, 2026 and February 2, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2026 and February 2, 2025, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Product return reserve

As discussed in Notes 2 and 5 to the consolidated financial statements, as of February 1, 2026, the Company recorded $4,529 thousand in reserves for product returns within accrued expenses and other current liabilities. Management estimates the product return reserve using its own historical sales and product return information.

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

Milwaukee, Wisconsin
March 20, 2026

DULUTH HOLDINGS INC.

Consolidated Balance Sheets

(Amounts in thousands)

	February 1, 2026	February 2, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$16,345	$3,335
Receivables	2,710	3,970
Inventory, net	131,342	166,545
Prepaid expenses & other current assets	21,654	17,781
Total current assets	172,051	191,631
Property and equipment, net	96,913	111,560
Operating lease right-of-use assets	89,283	102,663
Finance lease right-of-use assets, net	29,577	32,957
Available-for-sale security	4,763	4,491
Other assets, net	10,022	9,140
Total assets	$402,609	$452,442
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$48,226	$73,882
Accrued expenses and other current liabilities	39,693	35,684
Income tax payable	178	65
Current portion of operating lease liabilities	16,449	15,534
Current portion of finance lease liabilities	2,681	2,541
Current maturities of TRI long-term debt	1,020	931
Total current liabilities	108,247	128,637
Operating lease liabilities, less current portion	76,008	89,222
Finance lease liabilities, less current portion	27,940	30,621
TRI long-term debt, less current maturities	23,337	24,283
Deferred tax liabilities	962	—
Total liabilities	236,494	272,763
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of February 1, 2026 and February 2, 2025	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of February 1, 2026 and February 2, 2025	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 33,854 shares issued and 33,384 shares outstanding as of February 1, 2026 and 32,077 shares issued and 31,813 outstanding as of February 2, 2025	—	—
Treasury stock, at cost; 470 and 264 shares as of February 1, 2026 and February 2, 2025, respectively	(2,922)	(2,332)
Capital stock	110,794	108,009
Retained earnings	61,332	77,721
Accumulated other comprehensive income	(231)	(722)
Total shareholders' equity of Duluth Holdings Inc.	168,973	182,676
Noncontrolling interest	(2,858)	(2,997)
Total shareholders' equity	166,115	179,679
Total liabilities and shareholders' equity	$402,609	$452,442

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share figures)

	Fiscal Year Ended
	February 1, 2026	February 2, 2025
Net sales	$565,184	$626,629
Cost of goods sold (excluding depreciation and amortization)	263,570	318,119
Gross profit	301,614	308,510
Selling, general and administrative expenses	310,546	337,623
Restructuring expense	1,225	7,748
Operating loss	(10,157)	(36,861)
Interest expense	5,202	4,554
Other income, net	295	173
Loss before income taxes	(15,064)	(41,242)
Income tax expense	1,185	2,370
Net loss	(16,249)	(43,612)
Less: Net income attributable to noncontrolling interest	139	59
Net loss attributable to controlling interest	$(16,388)	$(43,671)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	34,619	33,368
Net loss per share attributable to controlling interest	$(0.47)	$(1.31)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	34,619	33,368
Net loss per share attributable to controlling interest	$(0.47)	$(1.31)

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	February 1, 2026	February 2, 2025
Net loss	$(16,249)	$(43,612)
Other comprehensive loss
Securities available-for-sale:
Unrealized security gain (loss)	491	(296)
Income tax benefit	—	(1)
Other comprehensive income (loss)	491	(295)
Comprehensive loss	(15,758)	(43,907)
Comprehensive income attributable to noncontrolling interest	139	59
Comprehensive loss attributable to controlling interest	$(15,897)	$(43,966)

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entities	equity
Balance at January 28, 2024	34,387	$103,579	$(1,738)	$121,392	$(427)	$(3,056)	$219,750
Issuance of common stock	1,185	384	—	—	—	—	384
Stock-based compensation	—	4,046	—	—	—	—	4,046
Restricted stock forfeitures	(239)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(156)	—	(594)	—	—	—	(594)
Other comprehensive loss	—	—	—	—	(295)	—	(295)
Net (loss) income	—	—	—	(43,671)	—	59	(43,612)
Balance at February 2, 2025	35,177	$108,009	$(2,332)	$77,721	$(722)	$(2,997)	$179,679
Issuance of common stock	2,944	279	—	—	—	—	279
Stock-based compensation	—	2,506	—	—	—	—	2,506
Restricted stock forfeitures	(1,168)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(205)	—	(590)	—	—	—	(590)
Other comprehensive income	—	—	—	—	491	—	491
Net (loss) income	—	—	—	(16,388)	—	139	(16,249)
Balance at February 1, 2026	36,748	$110,794	$(2,922)	$61,332	$(231)	$(2,858)	$166,115

The accompanying notes are an integral part of these consolidated financial statements.

DULUTH HOLDINGS INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	February 1, 2026	February 2, 2025
Cash flows from operating activities:
Net loss	$(16,249)	$(43,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,471	32,282
Stock-based compensation	2,506	4,046
Deferred income taxes	962	1,767
Loss on disposal of property and equipment	170	473
Changes in operating assets and liabilities:
Receivables	1,260	1,985
Income taxes receivable	—	617
Inventory	35,203	(40,788)
Prepaid expense & other assets	855	1,085
Software hosting implementation costs, net	(5,575)	(3,171)
Trade accounts payable	(24,900)	22,863
Income taxes payable	113	65
Accrued expenses and deferred rent obligations	3,412	2,059
Other	(138)	473
Noncash lease impacts	1,082	2,939
Net cash provided by (used in) operating activities	24,172	(16,917)
Cash flows from investing activities:
Purchases of property and equipment	(7,600)	(8,329)
Principal receipts from available-for-sale security	220	200
Net cash used in investing activities	(7,380)	(8,129)
Cash flows from financing activities:
Proceeds from line of credit	175,126	83,500
Payment on line of credit	(175,126)	(83,500)
Payments on TRI long term debt	(930)	(846)
Payments on finance lease obligations	(2,541)	(2,721)
Shares withheld for tax payments on vested restricted stock	(590)	(594)
Other	279	385
Net cash used in financing activities	(3,782)	(3,776)
Increase (decrease) in cash and cash equivalents	13,010	(28,822)
Cash and cash equivalents at beginning of period	3,335	32,157
Cash and cash equivalents at end of period	$16,345	$3,335
Supplemental disclosure of cash flow information:
Interest paid	$5,202	$4,554
Income taxes paid	$170	$125
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$1,126	$1,285

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

In 2010, the Company initiated its omnichannel platform with the opening of its first store. Since then, Duluth Trading has expanded its retail presence, and as of February 1, 2026, the Company operated 63 retail stores and three outlet stores. The Company identifies its operating segments according to how its business activities are managed and evaluated. The Company continues to grow its omnichannel distribution network which allows the consumer to interact with the Company through a consistent customer experience whether on the Company website or at Company stores. The Company has one reportable external segment, consistent with the Company’s omnichannel business approach. The Company’s revenues generated outside the United States were insignificant.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2025 and Fiscal 2024 ended on February 1, 2026 and February 2, 2025, respectively. Fiscal 2025 was a 52-week period and Fiscal 2024 was a 53-week period.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold		Selling, General and Administrative Expenses
•	Direct cost of purchased merchandise	•	Payroll and payroll-related expenses
•	Inventory shrinkage and inventory adjustments due to obsolescence	•	Occupancy expenses related to stores and operations at the Company's headquarters, including utilities
•	Inbound freight	•	Depreciation and amortization
•	Freight from the Company's fulfillment centers to its stores	•	Marketing expenses including: digital, television, and social media advertising; print production and mailing; and print advertising costs
		•	Logistical costs associated with shipping product to customers
		•	Consulting and software expenses and professional services fees

Advertising and Direct Mail Expenses

The Company’s advertising and direct mail expense primarily consists of web marketing programs, social media and radio and television advertisements, which are expensed as they are incurred. The Company’s direct-response advertising consists of producing, printing and mailing marketing materials, which are expensed upon receipt by customers.

Advertising and Direct Mail expenses were $58.4 million and $67.5 million for fiscal 2025 and fiscal 2024, respectively.

Shipping and Processing

Shipping and processing revenue generated from customer orders has been classified as a component of net sales. Shipping and processing expense, including handling expense, has been classified as a component of selling, general and administrative expenses. The Company incurred shipping and processing expenses of $34.7 million and $43.7 million for fiscal 2025 and fiscal 2024, respectively.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of February 1, 2026, Cash and cash equivalents consisted of cash, amounts receivable from credit card issuers and money market funds. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

Significant Suppliers

The Company’s principal supplier of inventory accounted for 38% and 43% of total inventory expenditures in fiscal 2025 and fiscal 2024, respectively.

Inventories

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess, obsolete items and shrinkage was $4.4 million and $2.1 million as of February 1, 2026 and February 2, 2025, respectively.

Property and Equipment

Property and equipment consist of the following:

	February 1, 2026	February 2, 2025
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	59,828	57,732
Buildings	36,298	36,272
Vehicles	84	84
Warehouse equipment	65,608	65,592
Office equipment and furniture	55,651	54,542
Computer equipment	9,328	9,472
Software	38,872	39,952
	270,155	268,132
Accumulated depreciation and amortization	(175,803)	(159,450)
	94,352	108,682
Construction in progress	2,561	2,878
Property and equipment, net	$96,913	$111,560

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The Company recorded depreciation expense of $21.9 million and $28.7 million for fiscal 2025 and fiscal 2024, respectively. The Company expenses as incurred all routine repair and maintenance costs that do not extend the estimated useful life of the asset.

Property and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life. Depreciable lives by major classification generally are as follows:

	Years
Land improvements			15
Leasehold improvements	3	-	15
Buildings			39
Vehicles			5
Warehouse equipment	7	-	10
Office equipment and furniture	7	-	10
Computer equipment	3	-	5
Software	3	-	5

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	February 1, 2026	February 2, 2025
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$2,020	$2,301
Current software hosting implementation costs, net	4,173	3,749
Other prepaid expenses	15,461	11,731
Prepaid expenses & other current assets	$21,654	$17,781

Other assets, net
Intangible assets, net	397	414
Non-current software hosting implementation costs	8,345	7,498
Other assets, net	1,280	1,228
Other assets, net	$10,022	$9,140

Software Hosting Implementation Costs

Software hosting implementation costs includes costs of implementation activities of certain cloud computing arrangements in accordance with Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). Amortization expense was $4.7 million and $5.3 million for fiscal 2025 and fiscal 2024, respectively. Accumulated amortization was $15.0 million and $12.4 million for fiscal 2025 and fiscal 2024, respectively. See Note 12 “Recent Accounting Pronouncements” for more information.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired. ASC Topic 350, Intangibles-Goodwill and Other, requires that goodwill be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The Company’s management uses its judgment in assessing whether goodwill may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, competitive activities, loss of key personnel and acts by governments may signal that an asset has become impaired. The Company recognized a full impairment of goodwill for the year ended February 2, 2025.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the asset or group of assets. Such analyses necessarily involve judgment.

For fiscal 2025, the Company did not identify a triggering event within the annual impairment test. Thus the Company determined that no impairment was needed.

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

Total stock compensation expense associated with restricted stock recognized by the Company was $2.5 million and $4.0 million for fiscal 2025 and fiscal 2024, respectively, and is included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

The following is a summary of the activity in the Company’s unvested restricted stock during the years ended February 1, 2026 and February 2, 2025:

		Weighted average
		grant date
		fair value
	Shares	per share
Outstanding at January 28, 2024	1,367,270	$8.77
Granted	1,099,121	4.62
Vested	(540,722)	8.98
Forfeited	(239,402)	6.67
Outstanding at February 2, 2025	1,686,267	$6.02
Granted	2,879,002	1.92
Vested	(1,085,194)	4.94
Forfeited	(1,168,943)	3.98
Outstanding at February 1, 2026	2,311,132	$2.47

At February 1, 2026, the Company had unrecognized compensation expense of $3.5 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Other Comprehensive Income

Other comprehensive income or loss represents the change in equity from non-shareholder or non-member transactions, which is not included in the statements of operations but is reported as a separate component of shareholders’ equity. For fiscal 2025 and fiscal 2024, other comprehensive income consists of changes in unrealized gains and losses on the Company’s available-for-sale security, net of taxes.

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

The Company’s assets and liabilities measured at fair value are categorized as Level 1 or Level 3 instruments. The fair value of the Company’s money market account is obtained from real-time quotes for transactions in active exchange markets involving identical assets (Level 1). The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During fiscal 2025, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Specifically, significant increases (decreases) in the discount rate—derived from the yield curve and credit information—in isolation would result in a significantly lower (higher) fair value measurement, while a significant increase (decrease) in estimated future cash flows would result in a higher (lower) fair value measurement.

The amortized cost and fair value of the Company’s money market account and available-for-sale security along with the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows.

	February 1, 2026
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$12,158	$—	$—	$12,158

Level 3 security:
Corporate trust	$5,137	$—	$(374)	$4,763

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

February 2, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$—	$—	$—	$—

Level 3 security:
Corporate trust	$5,356	$—	$(865)	$4,491

The following table presents a reconciliation of the beginning and ending balances of the Company's corporate trust security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) :

	February 1, 2026	February 2, 2025
(in thousands)
Corporate trust - (Level 3)
Beginning balance	$4,491	$4,986
Total gains (losses) included in OCI (Change in value)	$491	$(295)
Settlements	$(219)	$(200)
Ending balance	$4,763	$4,491

Significant Unobservable Inputs	February 1, 2026	February 2, 2025
Weighted Average Discount Rate	4.43%	4.73%
Own credit risk	1.50%	2.75%
Future Cash Flows (in thousands)	$7,030	$7,510

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its security on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the Consolidated Statements of Operations in fiscal 2025 or fiscal 2024.

The following table presents the future receipts related to the Company’s available-for-sale security by contractual maturity as of February 1, 2026.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$240	$211
After one year through five years	1,563	1,417
After five years through ten years	2,308	2,161
After ten years	1,026	974
Total	$5,137	$4,763

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	February 1, 2026		February 2, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TRI Long-term debt, including short-term portion	$24,357	$22,810	$25,214	$21,225

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

The expense components of the Company’s leases reflected on the Company’s Consolidated Statement of Operations were as follows:

	Consolidated Statement of Operations	February 1, 2026	February 2, 2025
(in thousands)
Finance lease expense
Amortization of right-of-use assets	Selling, general and administrative expenses	$2,889	$3,097
Interest on lease liabilities	Interest expense	1,430	1,564
Total finance lease expense		$4,319	$4,661
Operating lease expense	Selling, general and administrative expenses	$19,754	$22,255
Amortization of build-to-suit leases capital contribution	Selling, general and administrative expenses	1,284	1,284
Variable lease expense	Selling, general and administrative expenses	12,002	11,961
Total lease expense		$37,359	$40,161

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Other information related to leases were as follows:

	February 1, 2026	February 2, 2025
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,541	$2,721
Operating cash flows from finance leases	$1,430	$1,564
Operating cash flows from operating leases	$19,954	$21,030
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	$1,994	$4,748
Weighted-average remaining lease term (in years):
Finance leases	9	10
Operating leases	6	7
Weighted-average discount rate:
Finance leases	4.5%	4.5%
Operating leases	4.7%	4.4%

Future minimum lease payments under the non-cancellable leases are as follows as of February 1, 2026:

	Finance	Operating
Fiscal year	Leases	Leases
(in thousands)
2026	$3,993	$20,325
2027	3,993	19,146
2028	4,017	17,239
2029	4,217	14,638
2030	4,369	13,470
Thereafter	16,629	20,946
Total future minimum lease payments	$37,218	$105,764
Less - Discount	6,597	13,307
Lease liability	$30,621	$92,457

Total rent expense under non-cancellable leases was $21.0 million and $21.9 million for fiscal 2025 and fiscal 2024, respectively.

4. DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	February 1, 2026	February 2, 2025
(in thousands)
TRI Senior Secured Note	$20,857	$21,714
TRI Note	3,500	3,500
	$24,357	$25,214
Less: current maturities	1,020	931
TRI Long-term debt	$23,337	$24,283

TRI Holdings, LLC

TRI entered into a senior secured note (“TRI Senior Secured Note”) with an original balance of $26.7 million. The TRI Senior Secured Note is scheduled to mature on October 15, 2038 and requires installment payments with an interest rate of 4.95%. See Note 6 “Variable Interest Entities” for further information.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

Future principal maturities of all TRI debt, excluding unamortized financing fees of $0.9 million associated with the TRI debt are as follows as of February 1, 2026:

Fiscal year
(in thousands)
2026	$1,079
2027	1,177
2028	1,281
2029	1,320
2030	1,432
Thereafter	19,003
$25,292

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

On January 31, 2025, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which was treated as an extinguishment for accounting purposes. The Second Amendment amends the Credit Agreement in order to (i) decrease the revolving commitment from $200.0 million to $100.0 million (ii) revise the definition of “Applicable Rate” to provide for pricing terms in the event of a Rent Adjusted Leverage Ratio greater than or equal to 3.50:1.0; (iii) limit the exceptions to the prohibition on restricted payments to (a) making dividends or distributions by any subsidiary to the Company, and (b) the acquisition of equity interests in satisfaction of tax withholding obligations associated with restricted stock or awards under employee incentive plans; and (iv) provide that the Maximum Rent Adjusted Leverage Ratio and the Minimum Fixed Charge Coverage Ratio would be measured commencing on the fiscal quarter ending May 2, 2021 and measured quarterly thereafter as of the last day of each fiscal quarter of the Company (other than for the fiscal quarter ending February 2, 2025).

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

outstanding principal amount from the applicable borrowing date at a rate per annum equal to the base rate plus the applicable margin; and (iv) each other obligation will bear interest on the unpaid amount at a rate per annum equal to the base rate plus the applicable margin.

The Company is also permitted to voluntarily prepay the New Credit Agreement in whole or in part at any time, where borrowings bearing interest based on the base rate may be prepaid at any time without penalty and borrowings bearing interest based on SOFR may be prepaid, subject to payment of usual and customary breakage and redeployment costs. The revolver will mature on April 28, 2030. Pursuant to the New Credit Agreement, the Company may request an increase in the revolving credit commitments in the aggregate amount of up to $25.0 million during the term of the New Credit Agreement and with the consent of the Administrative Agent, subject to credit approval of the Lenders and the satisfaction of certain conditions. The New Credit Agreement contains customary events of default and financial, affirmative and negative covenants and is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Company.

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

On October 1, 2025, the Company entered into the Second Amendment to the New Credit Agreement, which, among other things, (i) temporarily increased the aggregate revolving credit commitment under the Credit Agreement from $100.0 million to $125.0 million, as allowed by the existing New Credit Agreement, beginning on October 1, 2025 until March 31, 2026, as of which date the revolving credit commitment returned to $100.0 million and (ii) permits the Company to request a second increase in the revolving credit commitment of $25.0 million during the term of the New Credit Agreement after March 31, 2026 with the consent of the Administrative Agent, subject to credit approval of the Lenders and satisfaction of certain conditions.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	February 1, 2026	February 2, 2025
(in thousands)
Salaries and benefits	$14,120	$3,897
Deferred revenue	9,192	9,783
Freight	2,186	2,495
Product returns	4,529	4,568
Unpaid purchases of property & equipment	1,775	1,264
Accrued advertising	671	929
Other	7,220	12,748
Total accrued expenses and other current liabilities	$39,693	$35,684

6. VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of February 1, 2026 and February 2, 2025.

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

The Consolidated Balance Sheets include the following amounts as a result of the consolidation of TRI as of February 1, 2026 and February 2, 2025.

	February 1, 2026	February 2, 2025
(in thousands)
Cash	$8	$11
Property and equipment, net	21,702	22,321
Total assets	$21,710	$22,332

Other current liabilities	$211	$115
Current maturities of TRI long-term debt	1,020	931
TRI long-term debt	23,337	24,283
Noncontrolling interest in VIE	(2,858)	(2,997)
Total liabilities and shareholders' equity	$21,710	$22,332

While the Balance Sheet is consolidated in accordance with ASC Topic 810, Consolidation, the Company is not the guarantor nor the obligor of the TRI debt.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

	Fiscal Year Ended
	February 1, 2026	February 2, 2025
(in thousands, except per share data)
Numerator - net (loss) income attributable to controlling interest	$(16,388)	$(43,671)
Denominator - weighted average shares (Class A and Class B)
Basic	34,619	33,368
Dilutive shares	—	—
Diluted	34,619	33,368
Earnings per share (Class A and Class B)
Basic	$(0.47)	$(1.31)
Diluted	$(0.47)	$(1.31)

The computation of diluted loss per share excluded 0.6 million and 0.1 million shares of unvested restricted stock for the fiscal years ended February 1, 2026 and February 2, 2025, respectively, because their inclusion would be anti-dilutive due to a net loss.

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

Sales disaggregated based upon sales channel is presented below.

	February 1, 2026	February 2, 2025
`
Direct-to-consumer	$353,452	$419,860
Stores	211,732	206,769
	$565,184	$626,629

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

Contract assets and liabilities on the Company’s Consolidated Balance Sheets are presented in the following table:

	February 1, 2026	February 2, 2025
(in thousands)
Contract assets	$2,020	$2,301
Contract liabilities	$9,192	$9,782

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

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

	February 1, 2026	February 2, 2025
(in thousands)
Balance as of Beginning of Period	$9,782	$9,579
Gift cards sold	19,113	18,975
Gift cards redeemed	(18,074)	(17,173)
Gift card breakage	(1,629)	(1,599)
Balance as of End of Period	$9,192	$9,782

9. INCOME TAXES

The Company has adopted Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” on a prospective basis for the year ended February 1, 2026. See Note 2. “Summary of Significant Accounting Policies - Income Taxes,” of these Notes to the Consolidated Financial Statements for additional details on the adoption of ASU 2023-09.

The Company’s provision for income taxes consists of the following:

February 1, 2026
(in thousands)
Income tax expense / (benefit) from continuing operations
Current tax expense
Federal	$(3)
State and local	262
Total current tax expense	259
Deferred tax expense
Federal	$1,067
State and local	(141)
Total deferred tax expense (benefit)	926
Total income tax expense
Federal	$1,064
State and local	121
Total income tax expense	$1,185

As previously disclosed for the year ended February 2, 2025, prior to the adoption of ASU 2023-09, the Company's provision for income taxes consisted of the following:

February 2, 2025
(in thousands)
Income tax expense / (benefit) from continuing operations
Current:
Federal	$1
State	426
Total current tax expense	427
Deferred:
Federal	$136
State	1,807
Total deferred tax expense	1,943
Total income tax expense	$2,370

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the year ended February 1, 2026 is as follows:

	February 1, 2026
(in thousands)	Amount	Percent
Income (loss) excluding noncontrolling interest, before income tax expense	$(15,203)

Tax provision at the U.S. federal statutory rate	(3,192)	21.0%
Federal
Tax Credits
Research and Development Credit	(191)	1.3%
Other	(67)	0.4%
Changes in valuation allowances	4,109	(27.0)%
Nontaxable or nondeductible items
Share -based compensation benefit	421	(2.8)%
Nondeductible U.S. compensation expense	(117)	0.8%
Other	162	(1.1)%
State and local income tax, net of federal income tax benefit*	76	(0.5)%
Changes in unrecognized tax benefits	(16)	0.1%
Income tax expense	$1,185	(7.8)%

*The states that contribute to the majority (greater than 50%) of the tax effect of this category include Texas and Oregon.

As previously disclosed for the year ended February 2, 2025, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	February 2, 2025
(in thousands)	Amount	Percent
Federal taxes at statutory rate	$(8,672)	21.0%
State and local income taxes, net of federal benefit	(1,333)	3.2%
Stock compensation price difference	638	(1.6)%
Research and development tax credits	(120)	0.3%
Nondeductible compensation	(160)	0.4%
Adjustments to uncertain tax positions	(4)	—%
Valuation allowance	11,773	(28.5)%
Other	248	(0.6)%
Total income tax expense	$2,370	(5.8)%

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The amount of cash taxes paid by the Company for fiscal year ending February 1, 2026 is as follows:

February 1, 2026
(in thousands)
U.S federal	$-
U.S. state
Kentucky	$15
Minnesota	12
North Carolina	10
Oregon	69
Tennessee	15
Texas	28
Other*	21
Total U.S. state and local	170
Total foreign	$-
Total income taxes paid, net	$170

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold

The tax effects of unrealized gains and losses on securities are components of other comprehensive income and therefore excluded from deferred tax expense.

The Company regularly assesses the realizability of deferred tax assets and under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. In conducting this assessment, a significant piece of objective negative evidence evaluated by management was a cumulative loss over the most recent 36-month period ended October 27, 2024, which was not outweighed by available positive evidence and which limited the Company’s ability to give weight to projections of future growth for purposes of this assessment. This assessment is performed quarterly. As of fiscal years ended February 1, 2026, and February 2, 2025, the Company was still was in an cumulative loss position for the most recent 36-month period. Accordingly, as of February 1, 2026 and February 2, 2025, a valuation allowance of $16.3 million and $11.8 million, respectively, was provided against the net amount of deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between U.S. GAAP and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	February 1, 2026	February 2, 2025
(in thousands)
Deferred tax assets:
Returns allowance	$1,149	$1,153
Uniform capitalization	3,742	4,361
Goodwill and intangibles	23	29
Unrealized loss on investment	95	218
Federal & state credit	678	414
Lease liability	44,866	46,412
Accruals	2,711	1,355
Stock-based compensation	279	433
Advance payments	-	411
Business interest limitation	73	475
Sales tax accrual	10	931
Unrecognized tax benefits	5	8
Charitable contributions	563	280
Research and development	1,326	1,790
Federal & state NOL	8,848	7,519
Inventory Reserve	610	—
Gross deferred tax assets	64,978	65,789
Valuation allowance	(16,311)	(11,847)
Total deferred tax assets	48,667	53,942

Deferred tax liabilities:
Property and equipment	5,686	8,002
Prepaid expenses	985	970
Right-of-use asset	42,663	44,928
Advance payments	295	-
Inventory reserve	-	42
Total deferred tax liabilities	$49,629	$53,942
Net deferred tax assets (liabilities)	(962)	—

As of February 1, 2026, and February 2, 2025, we had state tax net operating losses (“NOL”) of approximately $30.6 million and $23.2 million, respectively. As of February 1, 2026, and February 2, 2025 we had state deferred tax assets of $1.6 million and $1.2 million related to these state NOLs, respectively. These state net operating loss carryforwards expire at various periods beginning in 2029. The federal NOL as of February 1, 2026 and February 2, 2025 is approximately $34.6 million and $30.1 million respectively. As of February 1, 2026, and February 2, 2025, federal deferred tax asset of $7.3 million and $6.3 million related to the federal NOL, respectively.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	February 1, 2026	February 2, 2025
(in thousands)
Balance beginning of year	$114	$119
Additions for tax positions in prior years	6	19
Additions for tax positions in current year	16	14
Statute of limitations	(37)	(38)
Balance at end of year	$99	$114

If recognized, $0.1 million of the Company’s unrecognized tax benefits as of February 1, 2026, would affect the Company’s effective tax rate. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

income tax expense. There were no material amounts recorded as tax expense for interest or penalties for the years ended February 1, 2026 or February 2, 2025.

The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. Federal tax returns for tax years 2022 through 2024, and state tax returns for tax years 2021 through 2024, are open for examination.

10. RETIREMENT PLAN

The Company has a contributory 401(k) profit sharing plan (the “Plan”) which covers all employees who have attained age 21 and who have met minimum service requirements. The Company makes quarterly non-discretionary “safe harbor” matching contributions to the Plan equal to 100% of the basic contribution made by each participant on the first 3% of his or her compensation plus 50% of the basic contribution made by each participant on the next 2% of his or her compensation. As of January 1, 2025, the Company updated the non-discretionary “safe harbor” matching contributions to the Plan to 100% of the basic contribution made by each participant on the first 1% of his or her compensation plus 50% of the basic contribution made by each participant on the next 5% of his or her compensation. On January 1, 2026, the Company reverted back to the prior plan terms where the Company makes quarterly non-discretionary “safe harbor” matching contributions to the Plan equal to 100% of the basic contribution made by each participant on the first 3% of his or her compensation plus 50% of the basic contribution made by each participant on the next 2% of his or her compensation.

The Company is also permitted to make discretionary profit sharing contributions to the Plan. There were no profit sharing contributions for the plan year ended December 31, 2025.

The Company’s total expenses under the Plan were $1.6 million and $2.3 million for fiscal 2025 and fiscal 2024, respectively.

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

12. SEGMENT REPORTING

As of February 1, 2026 and February 2, 2025, we had one reportable segment. The Company’s operating segment is based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our CODM is our Chief Executive Officer. The CODM has the ultimate decision-making authority for resource allocation and assessing the performance of the Company. Thereby, the CODM regularly reviews consolidated net income as the measure of segment profit or loss, as well as significant segment expenses included in the below table, to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. The CODM also uses these measures in monitoring plan versus actual results. The CODM does not review segment assets at a different asset level or category than those disclosed in the consolidated balance sheets.

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s gross margin and selling, general and administrative expenses.

	Fiscal Year Ended
	February 1, 2026	February 2, 2025
	(52 weeks)	(53 weeks)
(in thousands)

Net sales	$565,184	$626,629
Cost of goods sold	263,570	318,119
Gross margin	301,614	308,510
Less:
Outbound shipping expenses	34,724	43,664
Advertising expenses	58,413	67,518
Variable expenses	53,797	56,055
Overhead expenses	163,612	170,386
Total selling, general and administrative	310,546	337,623
Restructuring expense	1,225	7,748
Operating loss	(10,157)	(36,861)
Interest expense	5,202	4,554
Other (loss) income, net	295	173
Loss before income taxes	(15,064)	(41,242)
Income tax expense	1,185	2,370
Net loss	(16,249)	(43,612)
Less: Net income attributable to noncontrolling interest	139	59
Net loss attributable to controlling interest	$(16,388)	$(43,671)

13. RESTRUCTURING

	February 1, 2026	February 2, 2025
(in thousands)
Early contract termination expense	$—	$3,679
Lease remeasurement expense	—	1,889
Accelerated depreciation expense	—	1,149
Employee termination benefit expense	1,112	370
Other restructuring expense	113	661
Total restructuring expenses	$1,225	$7,748

On January 8, 2026, as a result of additional analysis of our fulfillment center network, we communicated our intent to close the Salt Lake City fulfillment center, as such, the Company recorded employment related termination benefits and other restructuring related expenses.

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

DULUTH HOLDINGS INC.

Notes to Consolidated Financial Statements

14. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the new standard on a prospective basis in fiscal year 2025 for annual reporting periods. Refer to Note 9. "Income Taxes" of these Notes to the Consolidated Financial Statements for further discussion.

DULUTH HOLDINGS INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended February 1, 2026 and February 2, 2025

(Amounts in thousands)

		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Inventory reserve
Year ended February 1, 2026	$2,135	$2,289	$—	$—	$4,424
Year ended February 2, 2025	1,361	774	—	—	$2,135

Product returns reserve
Year ended February 1, 2026	$4,568	$—	$—	$(39)	$4,529
Year ended February 2, 2025	5,541	—	—	(973)	$4,568

See accompanying Report of Independent Registered Public Accounting Firm.

15. SUBSEQUENT EVENT

On February 20, 2026, the U.S. Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the ruling, U.S. Customs and Border Protection and other federal agencies issued or may issue additional guidance and take actions affecting the assessment, collection, refund, and/or protest of certain tariffs. The Company is evaluating the impact of these developments on previously paid tariffs and related matters, including the potential for refunds or other recovery. At this time, the Company cannot reasonably estimate the amount or timing of any recovery, if any, or the ultimate impact of these developments on the Company's consolidated financial statements’. Accordingly, no amounts have been recognized in the accompanying consolidated financial statements related to any potential recovery.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of February 1, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. Based on this assessment, management concluded that our internal control over financial reporting is effective as of February 1, 2026.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fiscal quarter ended February 1, 2026, that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)
None.
(b)
During the three months ended February 1, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item concerning our directors, audit committee, and audit committee financial experts, insider trading policy and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the sections “Proposal One: Election of Directors,” “Executive Compensation—Insider Trading Policy” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2026 annual meeting of shareholders to be held on June 3, 2026 (the “Proxy Statement”). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 2026.

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

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Information about Our Executive Officers” as of March 20, 2026 in this Annual Report on Form 10-K.

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

Equity Compensation Plan Information: The following table sets forth information as of February 1, 2026 about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)(1)
Equity compensation plans approved by security holders	—	$—	5,002,154
Equity compensation plans not approved by security holders(2)	—	—	—
Total	—	$—	5,002,154

(1)
4,042,933 shares are available under the Company’s 2024 Equity Incentive Plan and 959,221 shares are available under the Company’s Employee Stock Purchase Plan.
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

4.1	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2020.
9.1

Voting Trust Agreement, dated November 1, 2021, by and between Stephen L. Schlecht, as trustee, and Duluth Holdings Inc., incorporated by reference to Exhibit 9.1 of the Company’s Annual Report on Form 10-K filed March 25, 2022.

10.1+	Outside Director Compensation Policy, incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2024.
10.2+	2015 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed December 18, 2015.
10.3+	2024 Equity Incentive Plan of Duluth Holdings Inc., incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 5, 2024.
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

10.19+	Offer Letter dated January 17, 2024 by and between Heena Agrawal and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2024.
10.20+

Inducement Restricted Stock Award Agreement, dated February 12, 2024, by and between Heena Agrawal and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 12, 2024.

10.21+

Offer Letter dated July 18, 2024 by and between Ei Getson and Duluth Holdings Inc., incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2025.

10.22+

Offer Letter dated July 27, 2022 by and between Albert J. Sutera and Duluth Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 2, 2022.

10.23+

Offer Letter dated August 5, 2024 by and between Garth Weber and Duluth Holdings Inc, incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2025.

10.24+

Second Amendment to Employment Agreement, dated as of February 26, 2025, by and between Stephen L. Schlecht and Duluth Holdings Inc., incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2025.

10.25+

Form of Restricted Stock Agreement for executives under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024.

10.26

Form of Restricted Stock Agreement for non-employee directors under the 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024.

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

10.28+

Employment Agreement between Stephanie L. Pugliese and Duluth Holdings Inc., effective as of May 5, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2025.

10.29

Credit Agreement, dated as of April 28, 2025, among Duluth Holdings Inc., certain financial institutions as Lenders thereto, and BMO Bank N.A., Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2025.

10.30

Pledge and Security Agreement, dated as of April 28, 2025, by and between Duluth Holdings Inc. and BMO Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2025.

10.31

Consulting Agreement, dated as of May 1, 2025, by and between Duluth Holdings Inc. and Ronald Robinson, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2025.

10.31+

Inducement Stock Award Agreement, dated May 5, 2025, by and between Ms. Pugliese and the Company, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2025.

10.32+

Inducement Restricted Stock Award Agreement, dated May 5, 2025, by and between Ms. Pugliese and the Company, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2025.

10.33

First Amendment, dated as of July 17, 2025, among Duluth Holdings Inc., the Lenders party thereto, BMO BANK N.A., as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2025.

10.34

Amendment No. 2 to Credit Agreement, dated as of October 1, 2025, among Duluth Holdings Inc., certain financial institutions as Lenders thereto, and BMO Bank N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2025.

10.35+	Letter Agreement between Stephen L. Schlecht and Duluth Holdings Inc., effective June 9, 2025.*
10.36+

First Amendment to Employment Agreement, effective March 9, 2026, by and between Ms. Pugliese and the

Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2026.

10.37+

Fourth Amendment to Employment Agreement, effective March 16, 2026, by and between Mr. Schlecht and the

Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 9, 2026.

19.1	Duluth Holdings Inc. Statement of Policy on Securities Trading, incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Executive Officer Compensation Recovery Policy, incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2024.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
104	Cover Page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

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

President and Chief Executive Officer

DATE: March 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date
/s/ Stephanie L. Pugliese	President and	March 20, 2026
Stephanie L. Pugliese	Chief Executive Officer (Principal Executive Officer)

/s/ Heena K. Agrawal	Senior Vice President and	March 20, 2026
Heena K. Agrawal	Chief Financial Officer and Interim Chief Accounting Officer (Principal Financial Officer and Interim Principal Accounting Officer)

Directors: Stephanie L. Pugliese, Brett L. Paschke, Janet H. Kennedy, David C. Finch, Susan J. Riley, Stephen L. Schlecht, Scott K. Williams and Ronald Robinson.

By:	/s/ Stephanie L. Pugliese

Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.