Form 10-Q
period 2026-05-03
DULUTH HOLDINGS INC.
filed 2026-06-09
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2026

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of June 8, 2026, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of June 8, 2026, was 34,637,871.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED May 3, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	May 3, 2026	February 1, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$6,134	$16,345
Receivables	1,754	2,710
Inventory	132,444	131,342
Prepaid expenses & other current assets	22,732	21,654
Total current assets	163,064	172,051
Property and equipment, net	91,909	96,913
Operating lease right-of-use assets	83,382	89,283
Finance lease right-of-use assets, net	28,733	29,577
Available-for-sale security	4,676	4,763
Other assets, net	8,886	10,022
Total assets	$380,650	$402,609
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$40,072	$48,226
Accrued expenses and other current liabilities	34,370	39,871
Current portion of operating lease liabilities	16,562	16,449
Current portion of finance lease liabilities	2,711	2,681
Line of credit	6,009	—
Current maturities of TRI long-term debt	1,043	1,020
Total current liabilities	100,767	108,247
Operating lease liabilities, less current maturities	72,015	76,008
Finance lease liabilities, less current maturities	27,251	27,940
TRI long-term debt, less current maturities	23,085	23,337
Deferred tax liabilities	962	962
Total liabilities	224,080	236,494
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of May 3, 2026 and February 1, 2026	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of May 3, 2026 and February 1, 2026	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 35,145 shares issued and 34,675 shares outstanding as of May 3, 2026 and 33,854 shares issued and 33,384 shares outstanding as of February 1, 2026	—	—
Treasury stock, at cost; 470 and 470 shares as of May 3, 2026 and February 1, 2026, respectively	(3,156)	(2,922)
Capital stock	111,560	110,794
Retained earnings	51,231	61,332
Accumulated other comprehensive loss	(260)	(231)
Total shareholders' equity of Duluth Holdings Inc.	159,375	168,973
Noncontrolling interest	(2,805)	(2,858)
Total shareholders' equity	156,570	166,115
Total liabilities and shareholders' equity	$380,650	$402,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended
	May 3, 2026	May 4, 2025
Net sales	$98,594	$102,704
Cost of goods sold (excluding depreciation and amortization)	41,960	49,349
Gross profit	56,634	53,355
Selling, general and administrative expenses	61,802	65,158
Impairment of long-lived assets	2,709	549
Restructuring expense	1,354	—
Operating loss	(9,231)	(12,352)
Interest expense	790	1,481
Other (loss) income, net	93	(161)
Loss before income taxes	(9,928)	(13,994)
Income tax expense	120	1,270
Net loss	(10,048)	(15,264)
Less: Net income attributable to noncontrolling interest	53	29
Net loss attributable to controlling interest	$(10,101)	$(15,293)
Basic and diluted earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	34,712	33,714
Net loss per share attributable to controlling interest	$(0.29)	$(0.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 3, 2026	May 4, 2025
Net loss	$(10,048)	$(15,264)
Other comprehensive loss
Securities available-for sale:
Unrealized security gain (loss) arising during the period	(29)	422
Income tax expense	—	—
Other comprehensive income (loss)	(29)	422
Comprehensive loss	(10,077)	(14,842)
Comprehensive income attributable to noncontrolling interest	53	29
Comprehensive loss attributable to controlling interest	$(10,130)	$(14,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Three Months Ended May 3, 2026
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	(loss) income	entity	equity
Balance at February 1, 2026	36,748	$110,794	$(2,922)	$61,332	$(231)	$(2,858)	$166,115
Issuance of common stock	1,413	57	—	—	—	—	57
Stock-based compensation	—	709	—	—	—	—	709
Restricted stock forfeitures	(17)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(105)	—	(234)	—	—	—	(234)
Other comprehensive income	—	—	—	—	(29)	—	(29)
Net (loss) income	—	—	—	(10,101)	—	53	(10,048)
Balance at May 3, 2026	38,039	$111,560	$(3,156)	$51,231	$(260)	$(2,805)	$156,570

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

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	May 3, 2026	May 4, 2025
Cash flows from operating activities:
Net loss	$(10,048)	$(15,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,778	6,749
Stock based compensation	709	254
Impairment of long-lived assets	2,709	549
Deferred income taxes	—	1,371
Loss on disposal of property and equipment	1,301	748
Non-cash lease expense	4,032	3,986
Changes in operating assets and liabilities:
Receivables	956	(278)
Inventory	(1,102)	(9,563)
Prepaid expense & other current assets	(2,026)	(1,920)
Software hosting implementation costs, net	1,859	(2,995)
Trade accounts payable	(8,123)	(28,159)
Accrued expenses and deferred rent obligations	(4,659)	(7,940)
Operating lease liabilities	(4,024)	(3,808)
Other assets	(780)	(193)
Net cash used in operating activities	(13,418)	(56,463)
Cash flows from investing activities:
Purchases of property and equipment	(1,779)	(1,332)
Principal receipts from available-for-sale security	58	53
Net cash used in investing activities	(1,721)	(1,279)
Cash flows from financing activities:
Proceeds from line of credit	13,093	64,450
Payments on line of credit	(7,083)	(450)
Payments on TRI long-term debt	(246)	(225)
Payments on finance lease obligations	(659)	(622)
Payments of tax withholding on vested restricted shares	(234)	(264)
Other	57	97
Net cash provided by financing activities	4,928	62,986
Increase (decrease) in cash and cash equivalents	(10,211)	5,244
Cash and cash equivalents at beginning of period	16,345	3,335
Cash and cash equivalents at end of period	$6,134	$8,579
Supplemental disclosure of cash flow information:
Interest paid	$790	$1,481
Income taxes paid	$—	$—
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$191	$1,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A. Nature of Operations

Duluth Holdings Inc. (“Duluth Trading” or the “Company”), a Wisconsin corporation, is a lifestyle brand of men’s and women’s workwear, casual wear, outdoor apparel and accessories sold primarily through the Company’s own omnichannel platform. The Company’s products are marketed under the Duluth Trading Company brand, with the majority of products being exclusively developed and sold as Duluth Trading branded merchandise.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2026 is a 52-week period and ends on January 31, 2027. Fiscal 2025 was a 52-week period and ended on February 1, 2026. The three months of fiscal 2026 and fiscal 2025 represent the Company’s 13-week periods ended May 3, 2026 and May 4, 2025, respectively.

The accompanying condensed consolidated financial statements as of and for the three months ended May 3, 2026 and May 4, 2025 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three months ended May 3, 2026 and May 4, 2025. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2026.

C. Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess, obsolete items, and shrinkage was $5.5 million and $4.4 million as of May 3, 2026 and February 1, 2026, respectively.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

D. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	May 3, 2026	February 1, 2026
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,293	$2,020
Current software hosting implementation costs, net	3,552	4,173
Other prepaid expenses	17,887	15,461
Prepaid expenses & other current assets	$22,732	$21,654

Other assets, net
Intangible assets, net	$393	$397
Non-current software hosting implementation costs	7,106	8,345
Other assets, net	1,387	1,280
Other assets, net	$8,886	$10,022

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

G. Reclassifications

Certain prior year amounts, which are not material, have been reclassified to conform to the current year presentation in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements.

H. Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended February 1, 2026.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. LEASES

The expense components of the Company’s leases reflected on the Company’s condensed consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended
	of Operations	May 3, 2026	May 4, 2025
(in thousands)
Finance lease expense
Amortization of right-of- use assets	Selling, general and administrative expenses	$722	$722
Interest on lease liabilities	Interest expense	339	368
Total finance lease expense		$1,061	$1,090
Operating lease expense	Selling, general and administrative expenses	$4,871	$4,898
Amortization of build-to- suit leases capital contribution	Selling, general and administrative expenses	321	321
Variable lease expense	Selling, general and administrative expenses	3,061	2,801
Total lease expense		$9,314	$9,110

Other information related to leases were as follows:

	Three Months Ended
	May 3, 2026	May 4, 2025
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$659	$622
Operating cash flows from finance leases	$339	$368
Operating cash flows from operating leases	$5,061	$4,921

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$144	$1,398

Weighted-average remaining lease term (in years):
Finance leases	9	10
Operating leases	6	6

Weighted-average discount rate:
Finance leases	4.5%	4.5%
Operating leases	4.7%	4.4%

Future minimum lease payments under the non-cancellable leases are as follows as of May 3, 2026:

Fiscal year	Finance	Operating
(in thousands)
2026 (remainder of fiscal year)	$2,995	$15,288
2027	3,993	19,182
2028	4,017	17,276
2029	4,217	14,638
2030	4,369	13,470
Thereafter	16,628	20,947
Total future minimum lease payments	$36,219	$100,801
Less – Discount	(6,257)	(12,224)
Lease liability	$29,962	$88,577

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In the first quarter of 2026, the Company recorded an impairment charge of $2.7 million, which consisted of a right-of-use asset of $2.0 million and associated leasehold improvements of $0.7 million relating to the closure of the Salt Lake City fulfillment center as discussed in further detail in Note 13. The Company performed a recoverability test on the asset group. This test indicated that the carrying amount of the asset was not recoverable, as it exceeded the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the assets. Consequently, the Company proceeded to measure the impairment loss by comparing the asset group's carrying amount to its fair value. The fair value, which is considered to be a level 3 non-recurring fair value measurement, was determined using a discounted cash flow analysis (an income approach). The discounted cash flow analysis utilized level 3 fair value inputs including cash flow projections and discount rates. The resulting impairment charge of $2.7 million represents the amount by which the carrying value exceeded the calculated fair value. The impairment charge recorded is included in impairment of long-lived assets in the Company's condensed consolidated statement of operations for the three months ended May 3, 2026.

3. DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	May 3, 2026	February 1, 2026
(in thousands)
TRI Senior Secured Note	$20,628	$20,857
TRI Note	3,500	3,500
	$24,128	$24,357
Less: current maturities	1,043	1,020
TRI long-term debt	$23,085	$23,337

Duluth Line of credit	$6,009	$—
Less: current maturities	6,009	—
Duluth long-term debt	$—	$—

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

Credit Agreement

On April 28, 2025, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, certain financial institutions as Lenders thereto, and BMO Bank N.A., as Administrative Agent, a Swing Line Lender and a Letter of Credit Issuer. The Credit Agreement provides for borrowings of up to $100.0 million in aggregate principal amount that are available under an asset-based revolving senior credit facility (the “Revolver”) with a $10.0 million sublimit for the issuance of standby letters of credit.

Under the Credit Agreement, (i) each Secured Overnight Financing Rate (“SOFR”) loan will bear interest on the outstanding principal amount at a rate per annum equal to adjusted term SOFR plus 150 basis points; (ii) each base rate loan will bear interest on the outstanding principal amount from the applicable borrowing date at a rate per annum equal to the Base Rate (as defined in the Credit Agreement) plus 50 basis points; (iii) each swing line loan will bear interest on the outstanding principal amount from the applicable borrowing date at a rate per annum equal to the base rate plus the applicable margin; and (iv) each other obligation will bear interest on the unpaid amount at a rate per annum equal to the base rate plus the applicable margin.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is also permitted to voluntarily prepay the Credit Agreement in whole or in part at any time, where borrowings bearing interest based on the base rate may be prepaid at any time without penalty and borrowings bearing interest based on SOFR may be prepaid, subject to payment of usual and customary breakage and redeployment costs. The revolver will mature on April 28, 2030. Pursuant to the Credit Agreement, the Company may request an increase in the revolving credit commitments in the aggregate amount of up to $25.0 million during the term of the Credit Agreement and with the consent of the Administrative Agent, subject to credit approval of the Lenders and the satisfaction of certain conditions. The Credit Agreement contains customary events of default and financial, affirmative and negative covenants and is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Company.

The new $100.0 million Revolver replaced the prior revolving credit facility at a lower interest rate and extends the availability of funds to April 28, 2030. The Company believes the Credit Agreement will provide the Company with flexibility and liquidity to finance seasonal inventory builds.

On July 16, 2025, the Company entered into the First Amendment to the Credit Agreement, pursuant to which all revolving credit loans advanced or prepaid pursuant to such Sweep to Loan Arrangement shall bear interest based on the Base Rate.

On October 1, 2025, the Company entered into the Second Amendment to the Credit Agreement, which, among other things, (i) temporarily increased the aggregate revolving credit commitment under the Credit Agreement from $100.0 million to $125.0 million, as allowed by the existing Credit Agreement, beginning on October 1, 2025 until March 31, 2026, as of which date the revolving credit commitment returned to $100.0 million.

As of May 3, 2026, the Company had drawn $6.0 million and had issued and outstanding letters of credit of $0.7 million under the Revolver, which reduced the amount available for cash advances under the facility to $93.3 million.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 3, 2026	February 1, 2026
(in thousands)
Salaries and benefits	$12,960	$14,120
Deferred revenue	7,883	9,192
Freight	689	2,186
Product returns	3,226	4,529
Unpaid purchases of property & equipment	576	1,775
Accrued advertising	1,209	671
Other	7,827	7,398
Total accrued expenses and other current liabilities	$34,370	$39,871

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s assets and liabilities measured at fair value are categorized as Level 3 instruments. The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the three months ended May 3, 2026, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

May 3, 2026
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 3 security:
Corporate trust	$5,079	$—	$(403)	$4,676

	February 1, 2026
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$12,158	$—	$—	$12,158
Level 3 security:
Corporate trust	$5,137	$—	$(374)	$4,763

The following table presents a reconciliation of the beginning and ending balances of the Company's corporate trust security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	May 3, 2026	May 4, 2025
(in thousands)
Corporate trust - (Level 3)
Beginning balance	$4,763	$4,491
Total gains (losses) included in OCI (Change in value)	(29)	421
Settlements	(58)	(52)
Ending balance	$4,676	$4,860

Significant Unobservable Inputs	May 3, 2026	February 1, 2026
Weighted Average Discount Rate	4.56%	4.43%
Own credit risk	1.50%	1.50%
Future Cash Flows (in thousands)	$6,908	$7,030

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three months ended May 3, 2026 or May 4, 2025.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of May 3, 2026.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$246	$214
After one year through five years	1,596	1,434
After five years through ten years	2,351	2,190
After ten years	886	838
Total	$5,079	$4,676

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	May 3, 2026		February 1, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$24,128	$22,381	$24,357	$22,810

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6. VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of May 3, 2026 and February 1, 2026.

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

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of May 3, 2026 and February 1, 2026:

	May 3, 2026	February 1, 2026
(in thousands)
Cash	$13	$8
Property and equipment, net	21,547	21,702
Total assets	$21,560	$21,710

Other current liabilities	$237	$211
Current maturities of long-term debt	1,043	1,020
TRI long-term debt	23,085	23,337
Noncontrolling interest in VIE	(2,805)	(2,858)
Total liabilities and shareholders' equity	$21,560	$21,710

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

	Three Months Ended
	May 3, 2026	May 4, 2025
(in thousands, except per share data)
Numerator - net loss attributable to controlling interest	$(10,101)	$(15,293)
Denominator - weighted average shares (Class A and Class B)
Basic	34,712	33,714
Dilutive shares	—	—
Diluted	34,712	33,714
Loss per share (Class A and Class B)
Basic and diluted	$(0.29)	$(0.45)

The computation of diluted loss per share excluded 1.5 million and 0.8 million of unvested restricted stock for the three months ended May 3, 2026 and May 4, 2025, respectively, because their inclusion would be anti-dilutive due to a net loss.

8. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.7 million and $0.3 million for the three months ended May 3, 2026 and May 4, 2025, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s unvested restricted stock during the three months ended May 3, 2026 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 1, 2026	2,311,132	$2.47
Granted	1,389,208	3.14
Vested	(269,748)	4.31
Forfeited	(16,818)	5.71
Outstanding at May 3, 2026	3,413,774	$2.58

At May 3, 2026, the Company had unrecognized compensation expense of $7.1 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.4 years.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 3, 2026	February 1, 2026
(in thousands)
Land and land improvements	$4,486	$4,486
Leasehold improvements	59,552	59,828
Buildings	36,326	36,298
Vehicles	84	84
Warehouse equipment	63,156	65,608
Office equipment and furniture	55,698	55,651
Computer equipment	9,293	9,328
Software	39,167	38,872
	267,762	270,155
Accumulated depreciation and amortization	(178,739)	(175,803)
	89,023	94,352
Construction in progress	2,886	2,561
Property and equipment, net	$91,909	$96,913

10. REVENUE

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods.

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended
	May 3, 2026	May 4, 2025
(in thousands)
Direct-to-consumer	$57,133	$62,552
Stores	41,461	40,152
	$98,594	$102,704

Contract Assets and Liabilities

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	May 3, 2026	February 1, 2026
(in thousands)
Contract assets	$1,293	$2,020
Contract liabilities	$7,883	$9,192

The following table provides the reconciliation of the contract liability related to gift cards for the three months ended:

	May 3, 2026	May 4, 2025
(in thousands)
Balance as of beginning of period	$9,192	$9,782
Gift cards sold	2,085	2,797
Gift cards redeemed	(3,314)	(4,034)
Gift card breakage	(80)	(31)
Balance as of end of period	$7,883	$8,514

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. INCOME TAXES

The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The effective tax rate related to controlling interest was (1.2%) and (9.0%) for the three months ended May 3, 2026 and May 4, 2025, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income tax. The Company maintains a valuation allowance against its deferred tax assets as of the three months period ended May 3, 2026.

12. SEGMENT REPORTING

As of May 3, 2026 and May 4, 2025, the Company had one reportable segment. The Company’s operating segment is based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. The Company's CODM is its Chief Executive Officer. The CODM has the ultimate decision-making authority for resource allocation and assessing the performance of the Company. Thereby, the CODM regularly reviews consolidated net income as the measure of segment profit or loss, as well as significant segment expenses included in the below table, to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. The CODM also uses these measures in monitoring plan versus actual results. The CODM does not review segment assets at a different level or category than those disclosed in the condensed consolidated balance sheets.

The following table summarizes the Company’s gross margin and selling, general and administrative expenses.

	Three Months Ended
	May 3, 2026	May 4, 2025
	(13 weeks)	(13 weeks)
(in thousands)
Net sales	$98,594	$102,704
Cost of goods sold	41,960	49,349
Gross margin	$56,634	$53,355
Less:
Outbound shipping expenses	$5,302	$6,186
Advertising expenses	9,426	10,076
Variable expenses	9,849	10,886
Overhead expenses	37,225	38,010
Total selling, general and administrative	61,802	65,158
Impairment of long-lived assets	2,709	549
Restructuring expense	1,354	—
Operating loss	(9,231)	(12,352)
Interest expense	790	1,481
Other (loss) income, net	93	(161)
Loss before income taxes	(9,928)	(13,994)
Income tax expense	120	1,270
Net loss	(10,048)	(15,264)
Less: Net income attributable to noncontrolling interest	53	29
Net loss attributable to controlling interest	$(10,101)	$(15,293)

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

13. RESTRUCTURING

On January 8, 2026, as a result of additional analysis of the Company's fulfillment center network, the Company communicated its intent to close the Salt Lake City fulfillment center, as such, the Company recorded employment related termination benefits and other restructuring related expenses beginning in the fourth quarter of 2025.

	Three Months Ended
	May 3, 2026	May 4, 2025
(in thousands)
Disposals of property and equipment	$1,316	$—
Employee termination benefit expense	8	—
Other restructuring expense	30	—
Total restructuring expenses	$1,354	$—

14. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes of Duluth Holdings Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 (“2025 Form 10-K”).

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2026 is a 52-week period and ends on January 31, 2027. Fiscal 2025 was a 52-week period and ended on February 1, 2026. The three months of fiscal 2026 and fiscal 2025 represent our 13-week periods ended May 3, 2026 and May 4, 2025, respectively.

Unless the context indicates otherwise, the terms the “Company,” “Duluth,” “Duluth Trading,” “we,” “our,” or “us” are used to refer to Duluth Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “design,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the risks and uncertainties described under Part I, Item 1A “Risk Factors,” in our 2025 Form 10-K, and other SEC filings, which factors are incorporated by reference herein. These risks and uncertainties include, but are not limited to, the following: the impact of inflation and measures to control inflation on our results of operations; the prolonged effects of economic uncertainties on store and website traffic; disruptions to our distribution network, supply chains and operations; failure to effectively manage inventory levels; our ability to maintain and enhance a strong brand and sub-brand image; adapting to declines in consumer confidence, inflation and decreases in consumer spending; disruptions to our e-commerce platform; our ability to meet customer delivery time expectations; our ability to properly allocate inventory throughout our distribution network to fulfill customer demand; our failure to meet our debt covenant ratios; natural disasters, unusually adverse weather conditions, boycotts, prolonged public health crises, epidemics or pandemics and unanticipated events; generating adequate cash from our existing stores and direct sales to support our growth; the impact of changes in corporate tax regulations and sales tax; identifying and responding to new and changing customer preferences; the success of the locations in which our stores are located; effectively relying on sources for merchandise located in foreign markets; transportation delays and interruptions, including port congestion; our inability to timely and effectively obtain shipments of products from our suppliers and deliver merchandise to our customers; the inability to maintain the performance of our maturing store portfolio; our inability to deploy marketing tactics and commit adequate resources to support marketing in order to retain and attract new customers; our ability to successfully open new stores; effectively adapting to new challenges associated with our expansion into new geographic markets; competing effectively in an environment of intense competition or elevated promotions; our ability to adapt to significant changes in sales due to the seasonality of our business; price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold; the potential for further increases in price and lack of availability of raw materials; our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices; the susceptibility of the price and availability of our merchandise to international trade conditions including tariffs; failure of our vendors and their manufacturing sources to use acceptable labor or other practices; our dependence upon key executive management or our inability to hire or retain the talent required for our business; increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment; failure of our information technology systems to support our current and growing business, before and after our planned upgrades; disruptions in our supply chain and fulfillment centers; our inability to protect our trademarks or other intellectual property rights; infringement on the intellectual property of third parties; acts of war, terrorism or civil unrest; the impact of governmental laws and regulations and the outcomes of legal proceedings; changes in U.S. and non-U.S. laws affecting the importation and taxation of goods, including imposition of unilateral tariffs on imported goods; our ability to secure the personal and/or financial information of our customers and employees; failure to comply with data privacy regulations; our ability to comply with the security standards for the credit card industry; our failure to maintain adequate internal controls over our financial and management systems; acquisition, disposition, and development risks; and other factors that may be disclosed in our SEC filings or otherwise.

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

Overview

We are a lifestyle brand of men’s and women’s workwear, casual wear, outdoor apparel and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and direct mail. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of May 3, 2026, we operated 63 retail stores and three outlet stores.

We offer a comprehensive line of innovative, durable and functional products, such as our Longtail T® shirts, Buck Naked® underwear, Fire Hose® work pants, and No-Yank® Tank, which reflect our position as the Modern, Self-Reliant American Lifestyle brand. Our brand has a heritage in workwear that transcends tradesmen and appeals to a broad demographic for everyday and on-the-job use.

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

A summary of our financial results is as follows:

•
Net sales decreased by 4.0% over the prior year first quarter to $98.6 million;
•
Net loss decreased to $10.0 million in fiscal 2026 first quarter compared to the prior year first quarter net loss of $15.3 million; and
•
Adjusted EBITDA increased to $2.6 million in fiscal 2026 first quarter compared to the prior year first quarter Adjusted EBITDA of ($3.8) million.

See the “Reconciliation of Net (Loss) Income to EBITDA and EBITDA to Adjusted EBITDA” section for a reconciliation of our net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures. See also the information under the heading “Adjusted EBITDA” in the section “How We Assess the Performance of Our Business” for our definition of Adjusted EBITDA.

Economic Conditions

The macroeconomic environment is experiencing inflation, including rising transportation costs, and recessionary concerns and general uncertainty regarding the future economic environment and therefore we cannot predict the ultimate impact of these economic conditions on our operational and financial performance. Given the uncertainty, we cannot reasonably estimate store traffic patterns and the prolonged impact on overall consumer demand. However, we expect that our operations will continue to be impacted by these macroeconomic headwinds, which may increase our merchandise costs, affect merchandise availability, and impact our financial performance.

On February 20, 2026, the U.S. Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the ruling, the U.S. Customs and Border Protection and other federal agencies issued additional guidance and took actions affecting the assessment, collection, refund, and/or protest of certain tariffs. We are evaluating the impact of these developments on previously paid tariffs and related matters, including the potential for refunds or other recovery. At this time, we cannot reasonably estimate the amount or timing of any recovery, if any, or the ultimate impact of these developments on our condensed consolidated financial statements.

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

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure of operating performance, as it provides a clearer picture of operating results by excluding the effects of financing and investing activities by eliminating the effects of interest, taxes, and depreciation and amortization costs and eliminating expenses that are not reflective of underlying business performance. We use Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business.

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

	Three Months Ended
	2026	% of Net Sales	2025	% of Net Sales	Change	% Change
(in thousands)
Net sales	$98,594	100.0%	$102,704	100.0%	$(4,110)	(4.0)%
Cost of goods sold (excluding depreciation and amortization)	41,960	42.6%	49,349	48.0%	(7,389)	(15.0)%
Gross profit	56,634	57.4%	53,355	52.0%	3,279	6.1%
Selling, general and administrative expenses	61,802	62.7%	65,158	63.4%	(3,356)	(5.2)%
Impairment of long-lived assets	2,709	2.7%	549	0.5%	2,160	393.4%
Restructuring expense	1,354	1.4%	—	-%	1,354	-%
Operating loss	(9,231)	(9.4)%	(12,352)	(12.0)%	3,121	(25.3)%
Interest expense	790	0.8%	1,481	1.4%	(691)	(46.7)%
Other (loss) income, net	93	0.1%	(161)	(0.2)%	254	(157.8)%
Loss before income taxes	(9,928)	(10.1)%	(13,994)	(13.6)%	4,066	(29.1)%
Income tax expense	120	0.1%	1,270	1.2%	(1,150)	(90.6)%
Net loss	(10,048)	(10.2)%	(15,264)	(14.9)%	5,216	(34.2)%
Less: Net income attributable to noncontrolling interest	53	0.1%	29	0.0%	24	82.8%
Net loss attributable to controlling interest	$(10,101)	(10.2)%	$(15,293)	(14.9)%	$5,192	(34.0)%

Three Months Ended May 3, 2026, Compared to Three Months Ended May 4, 2025

Net Sales

The decrease in net sales for the three months ended May 3, 2026 was primarily driven by a decline in direct-to-consumer net sales resulting from declines in web traffic and web conversion due to reduced promotional activity partially offset by higher average order values. The decline in direct-to-consumer net sales was partially offset by an increase in store net sales driven by improved shopper conversion and higher average order values.

Gross Profit

The increase in gross profit and gross margin rate for the three months ended May 3, 2026 was primarily driven by an increase in average unit retail sales from reduced promotional activity coupled with an improvement in product costs from our direct to factory sourcing initiative.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expense and as a percentage of net sales for the three months ended May 3, 2026 was mainly driven by leverage on outbound shipping costs due to higher average order values coupled with a reduction in personnel and marketing related expenses.

Impairment of Long-Lived Assets

The impairment charge recorded during the three months ended May 3, 2026 related to the closure of our Salt Lake City fulfillment center and corresponding leasehold improvements, which is discussed in further detail in Note 2 of our Notes to Condensed Consolidated Financial Statements. The impairment charge recorded during the three months ended May 4, 2025 related to certain software that was no longer utilized in our operations.

Restructuring Expense

The restructuring expenses incurred for the three months ended May 3, 2026 related to the closure of our Salt Lake City fulfillment center. Refer to Note 13 of our Notes to Condensed Consolidated Financial Statements for further information on the closure of the fulfillment center.

Interest Expense

Interest expense decreased for the three months ended May 3, 2026 due to a lower average balance on our outstanding line of credit.

Income Taxes

The decrease was primarily driven by the additional valuation allowance established in the first quarter of 2025.

Reconciliation of Net Loss to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net loss to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended
	May 3, 2026	May 4, 2025
(in thousands)
Net loss	$(10,048)	$(15,264)
Depreciation and amortization	5,778	6,749
Amortization of internal-use software hosting
subscription implementation costs	1,108	1,129
Interest expense	790	1,481
Income tax expense	120	1,270
EBITDA	$(2,252)	$(4,635)
Long-term incentive expense	824	293
Impairment expense	2,709	549
Restructuring expense	1,354	—
Adjusted EBITDA	$2,635	$(3,793)

The increase in Adjusted EBITDA was primarily due to leverage across our cost of goods sold and operating expenses as discussed above in the “Results of Operations” section.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. At May 3, 2026, our net working capital was $62.3 million, including $6.1 million of cash and cash equivalents.

In April 2025, we entered into a credit agreement, which was subsequently amended throughout 2025 and provides us with borrowings of up to $100.0 million that are available under an asset-based revolving senior credit facility with a $10.0 million sublimit for the issuance of standby letters of credit. Due to the seasonality of our business, a significant amount of cash from operating activities is generated during the fourth quarter of our fiscal year. During the first three quarters of our fiscal year, we typically are net users of cash in our operating activities through funding received on our line of credit as we acquire inventory in anticipation of our peak selling season, which typically occurs in the fourth quarter of our fiscal year. We also use cash in our investing activities for capital expenditures throughout all four quarters of our fiscal year.

We believe that our cash flow from operating activities and the availability of cash under our credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the foreseeable future.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Three Months Ended
	May 3, 2026	May 4, 2025
(in thousands)
Net cash used in operating activities	$(13,418)	$(56,463)
Net cash used in investing activities	(1,721)	(1,279)
Net cash provided by financing activities	4,928	62,986
Increase (decrease) in cash and cash equivalents	$(10,211)	$5,244

Net Cash Used in Operating Activities

Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

The decrease in cash used in operating activities for the three months ended May 3, 2026 was primarily due to the increase in gross margin rate, decrease in selling, general and administrative expenses as discussed in further detail above, and decreased trade payables and accrued expenses primarily from improved inventory management.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures related to investments in infrastructure, retail stores and information technology.

The increase in cash used in investing activities was primarily driven by an increase in purchases of property and equipment.

Net Cash Provided by Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

The decrease in cash provided by financing activities for the three months ended May 3, 2026 was primarily due to lower proceeds from our line of credit as a result of lower use of cash in our operations.

Contractual Obligations

There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.

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

As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates described in our 2025 Form 10-K.

Recent Accounting Pronouncements

See Note 14 “Recent Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2025 Form 10-K. See Note 3 “Debt and Credit Agreement,” of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for disclosure on our interest rate related to borrowings under our credit agreement.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2025 Form 10-K, or other SEC filings. There have been no material changes to our risk factors as previously disclosed in our fiscal 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended May 3, 2026, which were not registered under the Securities Act.

The following table contains information regarding shares acquired by us during the quarter, which consisted solely of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended May 3, 2026.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
February 2, 2026 - March 1, 2026	1,524	$2.21	—	$—
March 2, 2026 - April 5, 2026	87,110	2.19	—	—
April 6, 2026 - May 3, 2026	16,129	3.39	—	—
Total	104,763	$—	—	$—

Item 5. Other Information

During the three months ended May 3, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2026 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

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

Date: June 9, 2026
DULUTH HOLDINGS INC. (Registrant)

/s/ Heena Agrawal
Heena Agrawal
Senior Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Interim Principal Accounting Officer)