Form 10-Q
period 2026-08-02
DULUTH HOLDINGS INC.
filed 2026-09-04
CIK 1649744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2026

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

The number of shares outstanding of the Registrant’s Class A common stock, no par value, as of September 3, 2026, was 3,364,200.

The number of shares outstanding of the Registrant’s Class B common stock, no par value, as of September 3, 2026, was 34,640,801.

DULUTH HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED August 2, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DULUTH HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	August 2, 2026	February 1, 2026
ASSETS
Current assets:
Cash and cash equivalents	$26,799	$16,345
Receivables	2,127	2,710
Inventory	125,152	131,342
Prepaid expenses & other current assets	28,863	21,654
Total current assets	182,941	172,051
Property and equipment, net	87,755	96,913
Operating lease right-of-use assets	82,762	89,283
Finance lease right-of-use assets, net	27,889	29,577
Available-for-sale security	4,534	4,763
Other assets, net	8,165	10,022
Total assets	$394,046	$402,609
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$47,322	$48,226
Accrued expenses and other current liabilities	29,481	39,871
Current portion of operating lease liabilities	16,656	16,449
Current portion of finance lease liabilities	2,742	2,681
Line of credit	—	—
Current maturities of TRI long-term debt	1,066	1,020
Total current liabilities	97,267	108,247
Operating lease liabilities, less current maturities	71,247	76,008
Finance lease liabilities, less current maturities	26,554	27,940
TRI long-term debt, less current maturities	22,829	23,337
Deferred tax liabilities	962	962
Total liabilities	218,859	236,494
Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued or outstanding as of August 2, 2026 and February 1, 2026	—	—
Common stock (Class A), no par value; 10,000 shares authorized; 3,364 shares issued and outstanding as of August 2, 2026 and February 1, 2026	—	—
Common stock (Class B), no par value; 200,000 shares authorized; 35,288 shares issued and 34,636 shares outstanding as of August 2, 2026 and 33,854 shares issued and 33,384 shares outstanding as of February 1, 2026	—	—
Treasury stock, at cost; 652 and 470 shares as of August 2, 2026 and February 1, 2026, respectively	(3,783)	(2,922)
Capital stock	112,473	110,794
Retained earnings	69,593	61,332
Accumulated other comprehensive loss	(342)	(231)
Total shareholders' equity of Duluth Holdings Inc.	177,941	168,973
Noncontrolling interest	(2,754)	(2,858)
Total shareholders' equity	175,187	166,115
Total liabilities and shareholders' equity	$394,046	$402,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net sales	$121,389	$131,716	$219,983	$234,420
Cost of goods sold (excluding depreciation and amortization)	33,028	59,697	74,988	109,046
Gross profit	88,361	72,019	144,995	125,374
Selling, general and administrative expenses	69,515	68,767	131,317	133,925
Impairment of long-lived assets	—	—	2,709	549
Restructuring expense	—	850	1,354	850
Operating income (loss)	18,846	2,402	9,615	(9,950)
Interest expense	768	1,469	1,558	2,950
Other income (loss), net	396	(82)	489	(243)
Income (loss) before income taxes	18,474	851	8,546	(13,143)
Income tax expense (benefit)	61	(442)	181	828
Net income (loss)	18,413	1,293	8,365	(13,971)
Less: Net income attributable to noncontrolling interest	51	32	104	61
Net income (loss) attributable to controlling interest	$18,362	$1,261	$8,261	$(14,032)
Basic earnings per share (Class A and Class B):
Weighted average shares of common stock outstanding	35,272	34,448	34,997	34,081
Net income (loss) per share attributable to controlling interest	$0.52	$0.04	$0.24	$(0.41)
Diluted earnings per share (Class A and Class B):
Weighted average shares and equivalents outstanding	36,381	34,656	36,407	34,081
Net income (loss) per share attributable to controlling interest	$0.50	$0.04	$0.23	$(0.41)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net income (loss)	$18,413	$1,293	$8,365	$(13,971)
Other comprehensive income (loss)
Securities available-for sale:
Unrealized security gain (loss) arising during the period	(82)	28	(111)	450
Income tax expense	—	—	—	—
Other comprehensive income (loss)	(82)	28	(111)	450
Comprehensive income (loss)	18,331	1,321	8,254	(13,521)
Comprehensive income attributable to noncontrolling interest	51	32	104	61
Comprehensive income (loss) attributable to controlling interest	$18,280	$1,289	$8,150	$(13,582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DULUTH HOLDINGS INC.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Six Months Ended August 2, 2026
					Accumulated	Noncontrolling
	Capital stock				other	interest in	Total
			Treasury	Retained	comprehensive	variable interest	shareholders'
	Shares	Amount	stock	earnings	loss	entity	equity
Balance at February 1, 2026	36,748	$110,794	$(2,922)	$61,332	$(231)	$(2,858)	$166,115
Issuance of common stock	1,413	57	—	—	—	—	57
Stock-based compensation	—	709	—	—	—	—	709
Restricted stock forfeitures	(17)	—	—	—	—	—	—
Restricted stock surrendered for taxes	(105)	—	(234)	—	—	—	(234)
Other comprehensive income	—	—	—	—	(29)	—	(29)
Net (loss) income	—	—	—	(10,101)	—	53	(10,048)
Balance at May 3, 2026	38,039	$111,560	$(3,156)	$51,231	$(260)	$(2,805)	$156,570
Issuance of common stock	150	—	—	—	—	—	—
Stock-based compensation	—	913	—	—	—	—	913
Restricted stock forfeitures	—	—	—	—	—	—	—
Restricted stock surrendered for taxes	(189)	—	(627)	—	—	—	(627)
Other comprehensive income	—	—	—	—	(82)	—	(82)
Net income	—	—	—	18,362	—	51	18,413
Balance at August 2, 2026	38,000	$112,473	$(3,783)	$69,593	$(342)	$(2,754)	$175,187

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

DULUTH HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	August 2, 2026	August 3, 2025
Cash flows from operating activities:
Net income (loss)	$8,365	$(13,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,422	13,294
Stock based compensation	1,622	1,348
Impairment of long-lived assets	2,709	549
Deferred income taxes	—	938
Loss on disposal of property and equipment	1,406	905
Non-cash lease expense	8,053	7,992
Changes in operating assets and liabilities:
Receivables	583	(4,924)
Inventory	6,190	18,494
Prepaid expense & other current assets	(5,835)	(3,281)
Software hosting implementation costs, net	239	(4,652)
Trade accounts payable	(921)	(30,731)
Accrued expenses and other current liabilities	(9,497)	(2,560)
Operating lease liabilities	(8,101)	(7,660)
Other assets	(780)	(177)
Net cash provided by (used in) operating activities	15,455	(24,436)
Cash flows from investing activities:
Purchases of property and equipment	(2,495)	(3,572)
Principal receipts from available-for-sale security	118	107
Net cash used in investing activities	(2,377)	(3,465)
Cash flows from financing activities:
Proceeds from line of credit	18,699	76,247
Payments on line of credit	(18,699)	(43,790)
Payments on TRI long-term debt	(495)	(454)
Payments on finance lease obligations	(1,325)	(1,251)
Payments of tax withholding on vested restricted shares	(861)	(590)
Other	57	142
Net cash provided by (used in) financing activities	(2,624)	30,304
Increase in cash and cash equivalents	10,454	2,403
Cash and cash equivalents at beginning of period	16,345	3,335
Cash and cash equivalents at end of period	$26,799	$5,738
Supplemental disclosure of cash flow information:
Interest paid	$1,558	$2,950
Income taxes paid	$—	$—
Supplemental disclosure of non-cash information:
Unpaid liability to acquire property and equipment	$188	$1,801

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2026 is a 52-week period and ends on January 31, 2027. Fiscal 2025 was a 52-week period and ended on February 1, 2026. The three and six months of fiscal 2026 and fiscal 2025 represent the Company’s 13-week and 26-week periods ended August 2, 2026 and August 3, 2025, respectively.

The accompanying condensed consolidated financial statements as of and for the three and six months ended August 2, 2026 and August 3, 2025 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations as of and for the three and six months ended August 2, 2026 and August 3, 2025. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2026.

C. Inventory

Inventory consists of finished goods stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out valuation method. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. Inventory reserve for excess, obsolete items, and shrinkage was $5.8 million and $4.4 million as of August 2, 2026 and February 1, 2026, respectively.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

D. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	August 2, 2026	February 1, 2026
(in thousands)
Prepaid expenses & other current assets
Pending returns inventory, net	$1,393	$2,020
Current software hosting implementation costs, net	3,202	4,173
Other prepaid expenses	24,268	15,461
Prepaid expenses & other current assets	$28,863	$21,654

Other assets, net
Intangible assets, net	$390	$397
Non-current software hosting implementation costs	6,404	8,345
Other assets, net	1,371	1,280
Other assets, net	$8,165	$10,022

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

H. Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended February 1, 2026 except as described below.

IEEPA Tariff Refunds

On February 20, 2026, the U.S. Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the ruling, the U.S. Customs and Border Protection and other federal agencies issued additional guidance and took actions affecting the assessment, collection, refund, and/or protest of certain tariffs. In March 2026, the U.S. Court of International Trade issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. The Company submitted its refund request in the first quarter of 2026 for reimbursement in the amount of $12.5 million, which reflected the amount of IEEPA tariffs the Company determined were paid while such tariffs were in effect from February 2025 through February 2026.

The Company received tariff refunds of $12.8 million for the three and six months ended August 2, 2026, which consisted of $12.4 million in tariff principal and $0.4 million in interest. The Company recorded a receivable of $0.1 million for the remaining uncollected tariff principal amount, which is included in prepaid expenses & other current assets on the condensed consolidated balance sheets as of August 2, 2026, as the Company believes it is probable that it will recover the remaining uncollected amount under the loss recovery accounting model due to the history of collecting substantially all of the submitted amounts as of period-end. The Company recorded a reduction to cost of goods sold of $12.5 million, which is consistent with the original accounting treatment of the underlying tariff costs, and $0.4 million in interest income in the condensed consolidated statement of operations for the three and six months ended August 2, 2026.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2026, the Company also reached an agreement and obtained a credit memorandum from a vendor to collect $5.5 million in refunds of tariff charges that were previously passed through to the Company by the vendor. The Company recorded a receivable of $5.5 million, which is included in prepaid expenses & other current assets on the condensed consolidated balance sheet as of August 2, 2026. The Company recorded a reduction to cost of goods sold for $5.5 million for these refunds for the three and six months ended August 2, 2026, which is consistent with the original accounting treatment of the underlying tariff costs.

In addition, the Company expects to reimburse certain vendors for tariff charges that the Company previously passed through to those vendors, which the Company was refunded in the second quarter of 2026. The Company expects to pay approximately $2.0 million to such vendors and as such has recorded an accrual for this amount, which is included in accrued expenses & other current liabilities on the condensed consolidated balance sheet as of August 2, 2026. The accrual was recorded as a charge to cost of goods sold for the three and six months ended August 2, 2026, which is consistent with the original accounting treatment of the underlying tariff costs.

2. LEASES

The expense components of the Company’s leases reflected on the Company’s condensed consolidated statement of operations were as follows:

	Consolidated Statement	Three Months Ended		Six Months Ended
	of Operations	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
(in thousands)
Finance lease expense
Amortization of right-of- use assets	Selling, general and administrative expenses	$723	$723	$1,445	$1,445
Interest on lease liabilities	Interest expense	332	362	671	730
Total finance lease expense		$1,055	$1,085	$2,116	$2,175
Operating lease expense	Selling, general and administrative expenses	$4,816	$4,908	$9,687	$9,806
Amortization of build-to- suit leases capital contribution	Selling, general and administrative expenses	321	321	642	642
Variable lease expense	Selling, general and administrative expenses	2,955	2,855	6,016	5,656
Total lease expense		$9,147	$9,169	$18,461	$18,279

Other information related to leases were as follows:

	Six Months Ended
	August 2, 2026	August 3, 2025
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,325	$1,251
Operating cash flows from finance leases	$671	$730
Operating cash flows from operating leases	$10,129	$9,873

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,547	$2,689

Weighted-average remaining lease term (in years):
Finance leases	8	9
Operating leases	5	6

Weighted-average discount rate:
Finance leases	4.5%	4.5%
Operating leases	4.7%	4.4%

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments under the non-cancellable leases are as follows as of August 2, 2026:

Fiscal year	Finance	Operating
(in thousands)
2026 (remainder of fiscal year)	$1,997	$10,220
2027	3,993	19,932
2028	4,017	18,088
2029	4,217	15,450
2030	4,369	14,282
Thereafter	16,628	21,820
Total future minimum lease payments	$35,221	$99,792
Less – Discount	(5,925)	(11,889)
Lease liability	$29,296	$87,903

In the first quarter of 2026, the Company recorded an impairment charge of $2.7 million, which consisted of a right-of-use asset of $2.0 million and associated leasehold improvements of $0.7 million relating to the closure of the Salt Lake City fulfillment center as discussed in further detail in Note 13. The Company performed a recoverability test on the asset group. This test indicated that the carrying amount of the asset was not recoverable, as it exceeded the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the assets. Consequently, the Company proceeded to measure the impairment loss by comparing the asset group's carrying amount to its fair value. The fair value, which is considered to be a level 3 non-recurring fair value measurement, was determined using a discounted cash flow analysis (an income approach). The discounted cash flow analysis utilized level 3 fair value inputs including cash flow projections and discount rates. The resulting impairment charge of $2.7 million represents the amount by which the carrying value exceeded the calculated fair value. The impairment charge recorded is included in impairment of long-lived assets in the Company's condensed consolidated statement of operations for the six months ended August 2, 2026.

3. DEBT AND CREDIT AGREEMENT

Debt consists of the following:

	August 2, 2026	February 1, 2026
(in thousands)
TRI Senior Secured Note	$20,395	$20,857
TRI Note	3,500	3,500
	$23,895	$24,357
Less: current maturities	1,066	1,020
TRI long-term debt	$22,829	$23,337

Duluth Line of credit	$—	$—
Less: current maturities	—	—
Duluth long-term debt	$—	$—

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

While the above notes are consolidated in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Company is not the guarantor nor the obligor of these notes.

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

On July 16, 2025, the Company entered into the First Amendment to the Credit Agreement, pursuant to which all revolving credit loans advanced or prepaid pursuant to any Sweep to Loan Arrangement then in effect shall bear interest based on the Base Rate.

On October 1, 2025, the Company entered into the Second Amendment to the Credit Agreement, which, among other things, temporarily increased the aggregate revolving credit commitment under the Credit Agreement from $100.0 million to $125.0 million, as allowed by the existing Credit Agreement, beginning on October 1, 2025 until March 31, 2026, as of which date the revolving credit commitment returned to $100.0 million.

In the second quarter of 2026, the Company reduced the aggregate revolving credit commitment under the Credit Agreement from $100.0 million to $70.0 million as allowed by the Second Amendment to the Credit Agreement. The aggregate revolving credit commitment will return to $100.0 million in the third quarter of 2026.

As of August 2, 2026, the Company had no balance drawn and had issued and outstanding letters of credit of $0.7 million under the Revolver, which reduced the amount available for cash advances under the facility to $69.3 million.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	August 2, 2026	February 1, 2026
(in thousands)
Salaries and benefits	$7,584	$14,120
Deferred revenue	7,344	9,192
Freight	630	2,186
Product returns	3,270	4,529
Unpaid purchases of property & equipment	639	1,775
Accrued advertising	878	671
Other	9,136	7,398
Total accrued expenses and other current liabilities	$29,481	$39,871

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

The Company’s assets and liabilities measured at fair value are categorized as Level 3 instruments. The fair value of the Company’s available-for-sale security was valued based on a discounted cash flow method (Level 3), which incorporates the U.S. Treasury yield curve, credit information and an estimate of future cash flows. During the three and six months ended August 2, 2026, certain changes in the inputs did impact the fair value of the available-for-sale security. The calculated fair value is based on estimates that are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of the Company’s available-for-sale security and the corresponding amount of gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	August 2, 2026
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$21,031	$—	$—	$21,031
Level 3 security:
Corporate trust	$5,020	$—	$(486)	$4,534

	February 1, 2026
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
Level 1 security:
Money market funds	$12,158	$—	$—	$12,158
Level 3 security:
Corporate trust	$5,137	$—	$(374)	$4,763

The following table presents a reconciliation of the beginning and ending balances of the Company's corporate trust security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended
	August 2, 2026	August 3, 2025
(in thousands)
Corporate trust - (Level 3)
Beginning balance	$4,763	$4,491
Total gains (losses) included in OCI (Change in value)	(111)	450
Settlements	(118)	(107)
Ending balance	$4,534	$4,834

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Significant Unobservable Inputs	August 2, 2026	February 1, 2026
Weighted Average Discount Rate	4.91%	4.43%
Own credit risk	1.50%	1.50%
Future Cash Flows (in thousands)	$6,787	$7,030

The Company does not intend to sell the available-for-sale-security in the near term and does not believe that it will be required to sell the security. The Company reviews its securities on a quarterly basis to monitor its exposure to other-than-temporary impairment.

No other-than-temporary impairment was recorded in the unaudited condensed consolidated statements of operations for the three and six months ended August 2, 2026 and August 3, 2025.

The following table presents future principal receipts related to the Company’s available-for-sale security by contractual maturity as of August 2, 2026.

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Within one year	$251	$212
After one year through five years	1,629	1,431
After five years through ten years	2,395	2,197
After ten years	745	694
Total	$5,020	$4,534

The carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	August 2, 2026		February 1, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
TRI Long-term debt, including short-term portion	$23,895	$21,882	$24,357	$22,810

The above long-term debt, including short-term portion is attributable to the consolidation of TRI in accordance with ASC Topic 810, Consolidation. The fair value was also based on a discounted cash flow method (Level 3) based on credit information and an estimate of future cash flows.

6. VARIABLE INTEREST ENTITIES

Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that it was the primary beneficiary of one VIE as of August 2, 2026 and February 1, 2026.

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

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated balance sheets include the following amounts as a result of the consolidation of TRI as of August 2, 2026 and February 1, 2026:

	August 2, 2026	February 1, 2026
(in thousands)
Cash	$14	$8
Property and equipment, net	21,392	21,702
Total assets	$21,406	$21,710

Other current liabilities	$265	$211
Current maturities of long-term debt	1,066	1,020
TRI long-term debt	22,829	23,337
Noncontrolling interest in VIE	(2,754)	(2,858)
Total liabilities and shareholders' equity	$21,406	$21,710

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

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
(in thousands, except per share data)
Numerator - net income (loss) attributable to controlling interest	$18,362	$1,261	$8,261	$(14,032)
Denominator - weighted average shares (Class A and Class B)
Basic	35,272	34,448	34,997	34,081
Dilutive shares	1,109	208	1,410	—
Diluted	36,381	34,656	36,407	34,081
Earnings (loss) per share (Class A and Class B)
Basic	$0.52	$0.04	$0.24	$(0.41)
Diluted	$0.50	$0.04	$0.23	$(0.41)

The computation of diluted loss per share excluded 0.2 million of unvested restricted stock for the six months ended August 3, 2025, because their inclusion would be anti-dilutive due to a net loss.

8. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plan in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period of the award.

Total stock compensation expense associated with restricted stock recognized by the Company was $0.9 million and $1.1 million for the three months ended August 2, 2026 and August 3, 2025, respectively. Total stock compensation expense associated with restricted stock recognized by the Company was $1.6 million and $1.3 million for the six months ended August 2, 2026 and August 3, 2025, respectively. The Company’s total stock compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the activity in the Company’s unvested restricted stock during the six months ended August 2, 2026 is as follows:

		Weighted
		average
		fair value
	Shares	per share
Outstanding at February 1, 2026	2,311,132	$2.47
Granted	1,544,414	3.18
Vested	(979,578)	2.57
Forfeited	(16,818)	5.71
Outstanding at August 2, 2026	2,859,150	$2.80

At August 2, 2026, the Company had unrecognized compensation expense of $6.7 million related to the restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years.

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 2, 2026	February 1, 2026
(in thousands)
Land and land improvements	$4,444	$4,486
Leasehold improvements	59,671	59,828
Buildings	36,174	36,298
Vehicles	84	84
Warehouse equipment	63,273	65,608
Office equipment and furniture	55,872	55,651
Computer equipment	7,863	9,328
Software	39,167	38,872
	266,548	270,155
Accumulated depreciation and amortization	(181,955)	(175,803)
	84,593	94,352
Construction in progress	3,162	2,561
Property and equipment, net	$87,755	$96,913

10. REVENUE

The Company’s revenue primarily consists of the sale of apparel, footwear and hard goods.

Sales disaggregated based upon sales channel is presented below.

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
(in thousands)
Direct-to-consumer	$70,058	$79,135	$127,191	$141,687
Stores	51,331	52,581	92,792	92,733
	$121,389	$131,716	$219,983	$234,420

Contract Assets and Liabilities

Contract assets and liabilities on the Company’s consolidated balance sheets are presented in the following table:

	August 2, 2026	February 1, 2026
(in thousands)
Contract assets	$1,393	$2,020
Contract liabilities	$7,344	$9,192

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides the reconciliation of the contract liability related to gift cards for the six months ended:

	August 2, 2026	August 3, 2025
(in thousands)
Balance as of beginning of period	$9,192	$9,782
Gift cards sold	4,553	5,318
Gift cards redeemed	(6,215)	(7,240)
Gift card breakage	(186)	(145)
Balance as of end of period	$7,344	$7,715

11. INCOME TAXES

The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The effective tax rate related to controlling interest was 2.1% and (6.0%) for the six months ended August 2, 2026 and August 3, 2025, respectively. The income from TRI was excluded from the calculation of the Company’s effective tax rate, as TRI is a limited liability company and not subject to income tax. The Company maintains a valuation allowance against its deferred tax assets as of August 2, 2026.

12. SEGMENT REPORTING

As of August 2, 2026 and August 3, 2025, the Company had one reportable segment. The Company’s operating segment is based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. The Company's CODM is its Chief Executive Officer. The CODM has the ultimate decision-making authority for resource allocation and assessing the performance of the Company. Thereby, the CODM regularly reviews consolidated net income as the measure of segment profit or loss, as well as significant segment expenses included in the below table, to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. The CODM also uses these measures in monitoring plan versus actual results. The CODM does not review segment assets at a different level or category than those disclosed in the condensed consolidated balance sheets.

The following table summarizes the Company’s gross margin and selling, general and administrative expenses.

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
(in thousands)
Net sales	$121,389	$131,716	$219,983	$234,420
Cost of goods sold (1)	33,028	59,697	74,988	109,046
Gross margin	$88,361	$72,019	$144,995	$125,374
Less:
Outbound shipping expenses	$6,517	$5,976	$11,819	$12,162
Advertising expenses	13,270	11,756	22,696	21,832
Variable expenses	10,704	11,900	20,553	22,786
Overhead expenses	39,024	39,135	76,249	77,145
Total selling, general and administrative	69,515	68,767	131,317	133,925
Impairment of long-lived assets	—	—	2,709	549
Restructuring expense	—	850	1,354	850
Operating income (loss)	18,846	2,402	9,615	(9,950)
Interest expense	768	1,469	1,558	2,950
Other income (loss), net (1)	396	(82)	489	(243)
Income (loss) before income taxes	18,474	851	8,546	(13,143)
Income tax expense (benefit)	61	(442)	181	828
Net income (loss)	18,413	1,293	8,365	(13,971)
Less: Net income attributable to noncontrolling interest	51	32	104	61
Net income (loss) attributable to controlling interest	$18,362	$1,261	$8,261	$(14,032)

DULUTH HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Cost of goods sold includes a reduction of $16.0 million and other (loss) income, net includes interest income of $0.4 million for the three and six months ended August 2, 2026 related to IEEPA tariff refunds as further discussed in Note 1.

13. RESTRUCTURING

On January 8, 2026, as a result of additional analysis of the Company's fulfillment center network, the Company communicated its intent to close the Salt Lake City fulfillment center, as such, the Company recorded employment related termination benefits and other restructuring related expenses beginning in the fourth quarter of 2025.

On June 4, 2025, as a result of right-sizing the expense structure of the Company, the Company voluntarily underwent a reduction in force.

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
(in thousands)
Disposals of property and equipment	$—	$—	$1,316	$—
Employee termination benefit expense	—	850	8	850
Other restructuring expense	—	—	30	—
Total restructuring expenses	$—	$850	$1,354	$850

14. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period an entity disclose more information about the components of certain expense captions that is currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its consolidated financial statements.

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

The Company’s fiscal year ends on the Sunday nearest to January 31 of the following year. Fiscal 2026 is a 52-week period and ends on January 31, 2027. Fiscal 2025 was a 52-week period and ended on February 1, 2026. The three months of fiscal 2026 and fiscal 2025 represent our 13-week periods ended August 2, 2026 and August 3, 2025, respectively.

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

Overview

We are a lifestyle brand of men’s and women’s workwear, casual wear, outdoor apparel and accessories sold primarily through our own omnichannel platform. We offer products nationwide through our website and direct mail. In 2010, we initiated our omnichannel platform with the opening of our first store. Since then, we have expanded our retail presence, and as of August 2, 2026, we operated 63 retail stores and three outlet stores.

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

A summary of our financial results is as follows:

•
Net sales decreased by 7.8% over the prior year second quarter to $121.4 million, and net sales decreased by 6.2% in the first six months of the year to $220.0 million;
•
Net income of $18.4 million in fiscal 2026 second quarter compared to the prior year second quarter net income of $1.3 million, and net income in the first six months of fiscal 2026 of $8.4 million compared to a net loss in the first six months of fiscal 2025 of $14.0 million. Net income includes the impact of $16.3 million in tariff refunds for the three and six months ended August 2, 2026; and
•
Adjusted EBITDA increased to $27.0 million in fiscal 2026 second quarter compared to the prior year second quarter Adjusted EBITDA of $12.0 million, and Adjusted EBITDA in the first six months of fiscal 2026 of $29.7 million compared to $8.2 million in the first six months of fiscal 2025. Adjusted EBITDA includes the impact of $16.3 million in tariff refunds for the three and six months ended August 2, 2026.

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

On February 20, 2026, the U.S. Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the ruling, the U.S. Customs and Border Protection and other federal agencies issued additional guidance and took actions affecting the assessment, collection, refund, and/or protest of certain tariffs. In March 2026, the U.S. Court of International Trade issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. We submitted our refund request in the first quarter of 2026 for reimbursement in the amount of $12.5 million, which reflected the amount of IEEPA tariffs we determined were paid while such tariffs were in effect from February 2025 through February 2026. As of August 2, 2026, we collected tariff refunds of approximately $12.8 million, inclusive of an insignificant amount of interest. In addition, we recorded a receivable for additional refunds due from vendors from previously passed through tariff costs, and we have recorded an accrual for the reimbursement of certain vendors for tariff charges that we previously passed through to those vendors. Refer to the Results of Operations section for further discussion of the impact of refunds on our operations for the three and six months ended August 2, 2026.

We are continuing to evaluate the impact of these developments on previously paid tariffs and related matters, including the potential for additional recovery. At this time, we cannot reasonably estimate the amount or timing of any further recovery, if any, or the ultimate impact of these developments on our condensed consolidated financial statements.

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

We define Adjusted EBITDA as consolidated net income (loss) before depreciation and amortization, and interest expense, including non-cash items, and other charges or benefits resulting from transactions or events that are highly variable, significant in size, and that we do not believe are indicative of ongoing or future business operations. We believe Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other items. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Three Months Ended
	2026	% of Net Sales	2025	% of Net Sales	Change	% Change
(in thousands)
Net sales	$121,389	100.0%	$131,716	100.0%	$(10,327)	(7.8)%
Cost of goods sold (excluding depreciation and amortization)	33,028	27.2%	59,697	45.3%	(26,669)	(44.7)%
Gross profit	88,361	72.8%	72,019	54.7%	16,342	22.7%
Selling, general and administrative expenses	69,515	57.3%	68,767	52.2%	748	1.1%
Restructuring expense	—	-%	850	0.6%	(850)	(100.0)%
Operating income (loss)	18,846	15.5%	2,402	1.8%	16,444	684.6%
Interest expense	768	0.6%	1,469	1.1%	(701)	(47.7)%
Other income (loss), net	396	0.3%	(82)	(0.1)%	478	582.9%
Income (loss) before income taxes	18,474	15.2%	851	0.6%	17,623	2,070.9%
Income tax expense (benefit)	61	0.1%	(442)	(0.3)%	503	113.8%
Net income (loss)	18,413	15.2%	1,293	1.0%	17,120	1,324.1%
Less: Net income attributable to noncontrolling interest	51	-%	32	—%	19	59%
Net income (loss) attributable to controlling interest	$18,362	15.1%	$1,261	1.0%	$17,101	1,356.1%

	Six Months Ended
	2026	% of Net Sales	2025	% of Net Sales	Change	% Change
(in thousands)
Net sales	$219,983	100.0%	$234,420	100.0%	$(14,437)	(6.2)%
Cost of goods sold (excluding depreciation and amortization)	74,988	34.1%	109,046	46.5%	(34,058)	(31.2)%
Gross profit	144,995	65.9%	125,374	53.5%	19,621	15.6%
Selling, general and administrative expenses	131,317	59.7%	133,925	57.1%	(2,608)	(1.9)%
Impairment of long-lived assets	2,709	1.2%	549	0.2%	2,160	393%
Restructuring expense	1,354	0.6%	850	0.4%	504	59.3%
Operating income (loss)	9,615	4.4%	(9,950)	(4.2)%	19,565	196.6%
Interest expense	1,558	0.7%	2,950	1.3%	(1,392)	(47.2)%
Other income (loss), net	489	0.2%	(243)	(0.1)%	732	301.2%
Income (loss) before income taxes	8,546	3.9%	(13,143)	(5.6)%	21,689	165.0%
Income tax expense (benefit)	181	0.1%	828	0.4%	(647)	(78.1)%
Net income (loss)	8,365	3.8%	(13,971)	(6.0)%	22,336	159.9%
Less: Net income attributable to noncontrolling interest	104	-%	61	—%	43	70%
Net income (loss) attributable to controlling interest	$8,261	3.8%	$(14,032)	(6.0)%	$22,293	158.9%

Three Months Ended August 2, 2026, Compared to Three Months Ended August 3, 2025

Net Sales

The decrease in net sales for the three months ended August 2, 2026 was primarily driven by a decline in direct-to-consumer net sales resulting from declines in web traffic and web conversion due to reduced promotional activity partially offset by higher average order values.

Gross Profit

The increase in gross profit and gross margin rate for the three months ended August 2, 2026 was primarily driven by a net reduction of cost of goods sold of $16.0 million related to refunds of previously incurred tariff charges as discussed in further detail above. The gross margin rate was also favorably impacted by an increase in average unit retail sales from reduced promotional activity coupled with an improvement in product costs from our direct to factory sourcing initiative. Excluding the impact of tariff refunds, gross margin was 59.6% for the three months ended August 2, 2026, compared to 54.7% for the three months ended August 3, 2025.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expense and as a percentage of sales for the three months ended August 2, 2026 was mainly driven by an increase in advertising and shipping expenses, which was partially offset by leverage in variable expenses in our fulfillment centers and stores coupled with lower overhead expenses.

Restructuring Expense

The restructuring expenses incurred for the three months ended August 3, 2025 related to a reduction in force to right-size our expense structure.

Interest Expense

Interest expense decreased for the three months ended August 2, 2026 due to a lower average balance on our outstanding line of credit.

Other Income (Loss), Net

Net other income increased for the three months ended August 2, 2026 primarily due to interest received on the tariffs refunded as discussed in further detail above.

Income Taxes

Income tax expense increased for the three months ended August 2, 2026 primarily due to the net income generated during the period.

Six Months Ended August 2, 2026, Compared to Six Months Ended August 3, 2025

Net Sales

The decrease in net sales for the six months ended August 2, 2026 was primarily driven by a decline in direct-to-consumer net sales resulting from declines in web traffic and web conversion due to reduced promotional activity partially offset by higher average order values.

Gross Profit

The increase in gross profit and gross margin rate for the six months ended August 2, 2026 was primarily driven by a net reduction of cost of goods sold of $16.0 million related to refunds of previously incurred tariff charges as discussed in further detail above. Gross profit and gross margin rate were also favorably impacted by an increase in average unit retail sales from reduced promotional activity coupled with an improvement in product costs from our direct to factory sourcing initiative. Excluding the impact of tariff refunds, gross margin was 58.7% for the six months ended August 2, 2026, compared to 53.5% for the six months ended August 3, 2025.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expense for the six months ended August 2, 2026 was mainly driven by leverage in variable expenses in our fulfillment centers and stores coupled with lower overhead expenses, which was partially offset by an increase in advertising expenses.

Impairment of Long-Lived Assets

The impairment charge recorded during the six months ended August 2, 2026 related to the closure of our Salt Lake City fulfillment center and corresponding leasehold improvements, which is discussed in further detail in Note 2 of our Notes to Condensed Consolidated Financial Statements. The impairment charge recorded during the six months ended August 3, 2025 related to certain software that was no longer utilized in our operations.

Restructuring Expense

The restructuring expenses incurred for the six months ended August 2, 2026 related to the closure of our Salt Lake City fulfillment center. The restructuring expenses incurred for the six months ended August 3, 2025 related to a reduction in force to right-size our expense structure. Refer to Note 13 of our Notes to Condensed Consolidated Financial Statements for further information on the restructuring expenses incurred.

Interest Expense

Interest expense decreased for the six months ended August 2, 2026 due to a lower average balance on our outstanding line of credit.

Other Income (Loss), Net

Net other income increased for the six months ended August 2, 2026 primarily due to interest received on the tariffs refunded as discussed in further detail above.

Income Taxes

Income tax expense decreased for the six months ended August 2, 2026 primarily due to the recognition of additional valuation allowance in the first quarter of 2025.

Reconciliation of Net Income (Loss) to EBITDA and EBITDA to Adjusted EBITDA

The following table presents reconciliations of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, both of which are non-U.S. GAAP financial measures, for the periods indicated below. See the above section titled “How We Assess the Performance of Our Business,” for our definition of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
(in thousands)
Net income (loss)	$18,413	$1,293	$8,365	$(13,971)
Depreciation and amortization	5,644	6,545	11,422	13,294
Amortization of internal-use software hosting
subscription implementation costs	1,088	1,111	2,196	2,240
Interest expense	768	1,469	1,558	2,950
Income tax expense (benefit)	61	(442)	181	828
EBITDA	$25,974	$9,976	$23,722	$5,341
Long-term incentive expense	1,046	1,173	1,870	1,466
Impairment expense	—	—	2,709	549
Restructuring expense	—	850	1,354	850
Adjusted EBITDA	$27,020	$11,999	$29,655	$8,206

The increase in Adjusted EBITDA was primarily due to tariff refunds received in the second quarter of 2026 along with leverage across our cost of goods sold and operating expenses as discussed above in the “Results of Operations” section.

Liquidity and Capital Resources

General

Our business relies on cash from operating activities and a credit facility as our primary sources of liquidity. Our primary cash needs have been for inventory, marketing and advertising, payroll, store leases, and capital expenditures associated with infrastructure and information technology. The most significant components of our working capital are cash, inventory, accounts payable and other current liabilities. As of August 2, 2026, our net working capital was $85.7 million, including $26.8 million of cash and cash equivalents.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table.

	Six Months Ended
	August 2, 2026	August 3, 2025
(in thousands)
Net cash provided by (used in) operating activities	$15,455	$(24,436)
Net cash used in investing activities	(2,377)	(3,465)
Net cash provided by (used in) financing activities	(2,624)	30,304
Increase in cash and cash equivalents	$10,454	$2,403

Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items that include depreciation and amortization, stock-based compensation and the effect of changes in operating assets and liabilities.

The increase in cash provided by operating activities for the six months ended August 2, 2026 was primarily due to the tariff refunds received, increase in gross margin rate, lower net outflows on trade payables and accrued expenses, and a decrease in selling, general and administrative expenses as discussed in further detail above.

Investing Activities

Investing activities consist primarily of capital expenditures related to investments in infrastructure, retail stores and information technology.

The decrease in cash used in investing activities was primarily driven by a decrease in purchases of property and equipment.

Financing Activities

Financing activities consist primarily of borrowings and payments related to our revolving line of credit as well as payments on finance lease obligations.

The decrease in cash provided by financing activities for the six months ended August 2, 2026 was primarily due to lower proceeds from our line of credit as a result of lower use of cash in our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended August 2, 2026, which were not registered under the Securities Act.

The following table contains information regarding shares acquired by us during the quarter, which consisted solely of shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three months ended August 2, 2026.

			Total number	Approximate dollar
			of shares purchased	value of shares that
	Total number		as part of publicly	may yet to be
	of shares	Average price	announced plans	purchased under the
Period	purchased	paid per share	or programs	plans or programs
May 4, 2026 - May 31, 2026	184,338	$3.31	—	$—
June 1, 2026 - July 5, 2026	4,551	3.65	—	—
July 6, 2026 - August 2, 2026	422	4.20	—	—
Total	189,311	$3.32	—	$—

Item 5. Other Information

During the three months ended August 2, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2026 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language and contained in Exhibits 101).

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

Date: September 4, 2026
DULUTH HOLDINGS INC. (Registrant)

/s/ Heena Agrawal
Heena Agrawal
Senior Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Interim Principal Accounting Officer)